Form 10QSB
period 1995-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1995-08-09
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
                     WASHINGTON D.C. 20549
                          FORM 10-QSB



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:   June 30, 1995

Commission File Number:  2-92949-S



              ELECTRONIC SYSTEMS TECHNOLOGY, INC.
    (Exact name of registrant as specified in its charter)

       Washington                            91-1238077
(State of incorporation)         (I.R.S. Employer Identification No.)

     415 N. Quay St., #4  Kennewick WA         99337
  (Address of principal executive offices)  (ZIP Code)

Registrant' telephone number, including area code: (509) 735-9092



Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [ X ]     No [  ]


The number of shares outstanding of common stock as of June 30, 1995 was 5,006,667.

                  PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                 ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                     (as prepared by Management)
                            (Unaudited)

SELECTED FINANCIAL DATA
Six months ended                  June 30          June 30
                                   1995              1994
                                ==========        ==========
Sales                          $   739,626       $   567,724
Other revenue                      115,782            65,004
Gross profit                       454,725           349,744

Net income before taxes            195,205            85,577
           after taxes             113,005            56,481

Earnings per share before taxes
            Primary            $      0.04       $      0.02
            Fully diluted             0.04              0.02

Earnings per share after taxes
            Primary            $      0.02       $      0.01
            Fully diluted             0.02              0.01

Weighted average shares outstanding
            Primary              5,357,078         5,371,667
            Fully diluted        5,357,078         5,371,667

Total assets                   $ 1,823,940       $ 1,561,008

Long-term debt and capital
    lease obligations          $         0       $         0

Shareholders' equity           $ 1,722,476       $ 1,476,724

Shareholders' equity  per share
                               $      0.34       $      0.29

Working Capital                $ 1,608,048       $ 1,370,793

Current ratio                       19 : 1            17 : 1

Equity to total assets                 94%               95%

             ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                       BALANCE SHEET
                 (as prepared by Management)
                        (Unaudited)

                                    June 30          December 31
ASSETS                                1995               1994
                                   ==========        ===========
Current Assets
Cash                              $    10,616       $     66,032
Money market investment               519,290            400,935
Marketable securities                 114,049             98,120
Certificate of Deposit                103,870            203,000
Bankers Acceptance-SFNB               400,000            100,000
Accounts receivable                   185,415            170,466
Allowance for Uncollectibles         (  4,014)          (  6,155)
Inventory                             356,110            423,932
Accrued interest                        6,909              1,922
Prepaid insurance                       1,305              3,073
Prepaid expenses                          625                  -
Prepaid federal Income Taxes                -             16,471
Note receivable (current)               4,787              5,249
                                    ---------         ----------
Total Current Assets               $1,698,962        $ 1,483,045
                                    ---------         ----------
Property & Equipment
Leasehold improvements             $   13,544        $    13,544
Laboratory equipment                  214,672            192,413
Furniture & fixtures                   15,017             15,017
Dies and molds                         17,255             17,255
                                    ---------         ----------
                                   $  260,488        $   238,229
Less accumulated depreciation       ( 144,856)         ( 134,110)
                                    ---------         ----------
Total Property & Equipment
                                   $  115,632        $   104,119
                                    ---------         ----------
Other Assets
Patent costs, Net                  $    1,205        $     1,259
Deposits                                  653                837
Capitalized Software                   61,143             61,143
Less Accumulated Amortization       (  53,655)         (  52,791)
                                    ---------         ----------
Total Other Assets                 $    9,346        $    10,448
                                    ---------         ----------
TOTAL ASSETS                       $1,823,940        $ 1,597,612
                                    =========          =========

(See "Notes to Financial Statements")

                ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                           BALANCE SHEET
                    (as prepared by Management)
                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

                                     June 30         December 31
                                      1995               1994
                                   ==========        ===========
Current Liabilities
Accounts payable                  $    42,555        $    22,351
Accrued excise taxes                      751              1,796
Accrued payroll                             -                896
Accrued payroll taxes                   1,763              1,207
Accrued vacation pay                    8,384              6,947
Accrued 401(k) withholding              2,061                  -
Accrued federal income tax             35,400                  -
                                   ----------         ----------
Total Current Liabilities         $    90,914        $    33,197
                                   ----------         ----------
Deferred Tax Liability            $    10,550        $     8,857
                                   ----------         ----------

Stockholders' Equity
Common stock, $.001 par value
 50,000,000 shares authorized,
 shares issued and outstanding:
 5,006,667-December 31, 1994 &
 June 30, 1995                   $     5,007         $     5,007
Additional paid-in capital           918,057             918,057
Unrealized Gain (Loss)-Market Sec.         -          (   53,913)
Retained earnings                    799,412             686,407
                                  ----------          ----------
                                 $ 1,722,476         $ 1,555,558
                                  ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                           $ 1,823,940         $ 1,597,612
                                   =========          ==========

(See "Notes to Financial Statements")

                   ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                         STATEMENT OF OPERATIONS
                       (as prepared by Management)
                              (Unaudited)
                       Three Months Ended          Six Months Ended
                        June 30     June 30     June 30      June 30
                         1995        1994         1995         1994
                       ---------  ---------     ---------   ---------
SALES                   $477,487  $ 305,074     $ 739,626   $ 567,724
                       ---------  ---------     ---------   ---------
COST OF SALES
Beginning Inventory     $401,548  $ 411,627     $ 423,932   $ 386,201
Purchases & allocated
     costs               132,495    130,885       217,079     258,053
                       ---------  ---------     ---------   ---------
                        $534,043  $ 542,512     $ 641,011   $ 644,254
Ending Inventory         356,110    426,274       356,110     426,274
                       ---------  ---------     ---------   ---------
Total Cost of Sales     $177,933  $ 116,238     $ 284,901   $ 217,980
                       ---------  ---------     ---------   ---------
Gross Profit            $299,554  $ 188,836     $ 454,725   $ 349,744
                       ---------  ---------     ---------   ---------

OPERATING EXPENSES
Finance/Admin           $ 38,765  $  41,215     $ 107,730   $ 110,194
Research & Devel          14,076     29,085        32,827      58,416
Marketing                 55,237     47,907        91,991      89,127
Customer Service          10,690     14,586        23,188      25,312
                       ---------  ---------     ---------   ---------
Total Operating Expense $118,768  $ 132,793     $ 255,736  $  283,049
                       ---------  ---------     ---------   ---------
OPERATING INCOME        $180,786  $  56,043     $ 198,989  $   66,695
                       ---------  ---------     ---------   ---------
Other Income (Expenses)
Interest Income         $ 13,863  $   6,295     $  25,020  $   12,666
Loss-asset disposition         -   (    753)            -    (    753)
Loss-Securities         ( 46,558)         -      ( 46,558)          -
Engineering Services      48,475     33,482        90,762      52,338
Engineering Support     ( 37,211)  ( 30,137)     ( 73,008)   ( 45,369)
                       ---------   --------       -------    --------
Net Other Income       $( 21,431) $   8,887     $(  3,784) $   18,882
                       ---------   --------       -------    --------
NET INCOME BEFORE TAX   $159,355  $  64,930     $ 195,205  $   85,577
Provision for income tax  70,010     22,077        82,200      29,096
                       ---------   --------       -------    --------
Net Income              $ 89,345  $  42,853     $ 113,005  $   56,481
                       =========   ========       =======    ========
Earnings per Share
           Primary      $   0.02  $    0.01     $    0.02  $     0.01
           Fully Diluted    0.02       0.01          0.02        0.01

(See "Notes to Financial Statements")

                  ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                        STATEMENT OF CASH FLOWS
                      (as prepared by Management)
                              (Unaudited)
SIX MONTHS ENDED                     June 30, 1995    June 30, 1994
                                     -------------    -------------
CASH FLOWS PROVIDED (USED) IN
OPERATING ACTIVITIES:
Net income                           $    113,005     $      56,481

Noncash expenses included in income:
  Depreciation                             10,746             8,581
  Amortization                                918                54
  Deferred income tax liability             1,693                --
  Loss-asset disposition                       --               753
  Realized Loss/Impair securities          46,558                --

Decrease (Increase) in Current Assets:
  Additions to short-term investments          --          (  5,424)
  Accounts receivable, net               ( 17,090)           87,320
  Inventory                                67,822          ( 40,073)
  Prepaid income taxes                     16,471                --
  Prepaid expenses                          1,143                --
  Accrued interest                       (  4,987)               --
  Other current assets                         --               634

Increase (Decrease) in Current Liabilities:
  Accounts payable, accrued expenses
      and other current liabilities        22,317             7,471
  Accrued federal income taxes             35,400          ( 59,584)
                                         --------          --------
                                       $  293,996        $   56,213
                                         --------          --------

CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES:
  Additions to property and
        equipment                      $ ( 22,259)       $ (  9,313)
  Additions to capitalized software            --                --
  Refund of Deposits                          184                --
  Marketable Securities                  (  8,574)               --
                                         --------         ---------
                                       $ ( 30,649)       $(   9,313)
                                         --------         ---------
CASH FLOWS PROVIDED (USED) IN
FINANCING ACTIVITIES:
  Proceeds from issuance of
       common stock                            --            16,500
  Proceeds from Note Receivable               462               622
                                         --------         ---------
                                       $      462        $   17,122
                                         --------         ---------

(See "Notes to Financial Statements")

                     ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                            STATEMENT OF CASH FLOWS
                                 (continued)
                          (as prepared by Management)
                                  (Unaudited)
Six months Ended                          June 30          June 30
                                            1995             1994
                                        -----------       ----------
Net increase in cash and
cash equivalents                       $  263,809        $   64,022

Cash and cash equivalents at
beginning of period                       769,967           618,449
                                       ----------         ----------
Cash and Cash equivalents at
ending of period                       $1,033,776        $  682,471
                                       ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION:

Cash paid year to date:
    Interest                          $        0         $        0
                                        ========            =======
    Federal income taxes              $   30,329         $   88,680
                                        ========            =======

Cash and Cash Equivalents:
    Cash                              $   10,616         $  167,627
    Money market account                 519,290            514,844
    Certificates of Deposit              103,870                 --
    Banker Acceptances                   400,000                 --
                                        --------           --------
                                      $1,033,776         $  682,471
                                       =========           ========

(See "Notes to Financial Statements")

                    ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1995
                         (as prepared by Management)
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six month periods ended June 30, 1995 and June 30, 1994. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Forms 10K and 10K/ASB for the year ended December 31, 1994 as filed with Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 1995 and June 30, 1994, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ORGANIZATION: The Company was incorporated under the laws of the State of Washington on February 10, 1984, primarily to develop, produce, sell and distribute wireless modems that allow communication between computers and peripherals via radio frequency waves.

REVENUE RECOGNITION:   The Company recognizes revenue from product
sales upon shipment to the customer. Revenues from site support are recognized as the Company performs the services in accordance with agreement terms.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS: The Company uses the reserve method to record the allowance for uncollectible accounts. The amount included in the Allowance for Uncollectible Accounts consists of $4,014 as of June 30, 1995, and $6,155 as of December 31, 1994.
Accounts totaling $2,141 were applied against the Allowance for Uncollectible Accounts for the quarter ending June 30, 1995.

INVENTORY: Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method.
Inventories consist of the following:

                     June 30            December 31
                       1995                 1994
                    -----------       --------------
Parts               $  218,162           $ 245,569
Work in progress        23,381              30,553
Finished goods         114,567             147,810
                     ---------           ---------
                    $  356,110           $ 423,932
                     =========            ========

PROPERTY AND EQUIPMENT: Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful life of property and equipment for purpose of computing depreciation is five to seven years. The useful life for leasehold improvements is thirty-one and one half years.

PATENT COSTS: Expenses incurred in connection with the patent have been capitalized and are being amortized over 17 years.

FEDERAL INCOME TAXES: Effective as of January 1, 1992 the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes which establishes generally accepted accounting principles for the financial accounting and measurement and disclosure principles for income taxes that are payable or refundable for the current year and for the future tax consequences of events that have been recognized in the financial statements of the Corporation and past and current tax returns. The change had no effect on prior years' results.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred.

EARNINGS PER COMMON SHARE: Primary earnings per common share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect on stock options and restricted stock awards. The primary weighted average number of common shares outstanding was 5,357,078 and 5,371,667 for the quarters ended June 30, 1995 and June 30, 1994, respectively. Also, fully diluted earnings per common share assume conversion of derivative securities when the result is dilutive.

CAPITALIZED SOFTWARE COSTS: In August 1985, the Statements of Financial Accounting Standards No. 86 was issued by the Financial Accounting Standards Board (FASB), directing that the costs of creating a computer software product to be sold, leased or otherwise marketed, and which are incurred after the products technological feasibility has been established, be capitalized. During 1986 the Corporation adopted this statement as permitted by FASB No. 86 and, accordingly, capitalized all such costs subsequent to 1985. Costs incurred prior to 1986 are not permitted to be capitalized by FASB No. 86 and the Corporation has not capitalized such costs. All costs capitalized under FASB No. 86 are required to be amortized over their estimated revenue-producing lives, not to exceed five years, beginning on the date the product is available for distribution to customers. Amortization of capitalized software costs charged to expense for the periods presented is as follows:

             1994                     $ 288
             1995 (through June 30)     864

STATEMENT OF CASH FLOWS: The Corporation has adopted Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. For purposes of this Statement short term investments which have a maturity of ninety days or less are considered cash equivalents.

NOTE 3 - FEDERAL INCOME TAXES

Effective as of January 1, 1992, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 109 Accounting for Income Taxes, as discussed in NOTE 1 to the Financial Statements. The provision for Federal Income Taxes consisted of:

                             June  30             December 31
   	                          1995                   1994
                            ----------           ------------
Provision attributable to
   current period net income  $ 82,200             $  93,529
Deferred                           --               ( 11,370)
                            ----------           ------------
Provision for Income Taxes    $ 82,200              $104,899
                            ==========           ============

The components of the net deferred tax liability at December 31, 1994 were as follows:
                                                   December 31
                                                       1994
                                                 --------------
     Depreciation                                   $ 12,899
     Accrued vacation payable                       (  1,949)
     Allowance for uncollectible
       accounts receivable                          (  2,093)
                                                     --------
                                                     $ 8,857
                                                     ========

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

                                                  December 31,
                                                       1994
                                                  ---------------
Amount computed using the statutory rates   	    $      93,529
Amount of deferred tax liability                        11,370
                                                     ---------
Provision for Federal Income Taxes               $     104,899
                                                     =========

NOTE 4 - PUBLIC OFFERING OF COMMON STOCK

The Company sold 3,000,000 shares of its unissued common stock to the public on November 12, 1984. An offering price of $0.30 per share was arbitrarily determined by the underwriter.

NOTE 5 - ACCRUED VACATION PAY

FASB Statement No. 43 requires employers to accrue a liability for employees' compensation for certain future absences. A liability for vacation pay in the amount of $8,384 had been accrued as of June 30, 1995.

NOTE 6 - LEASES

The Company has no obligation under capital lease arrangements. The Company rents its facility under a three (3) year operating lease which started on the first day of December, 1993. The Company leases the facility from the Port of Kennewick, which, with the assistance of federal (EDA) economic development funds, has constructed a building for the purpose of leasing space to new or expanding high tech and electronic industries. The Company will pay, as rental for 6,275 square feet of building space, the sum of $18,990 per year, payable monthly in advance at the rate of $1,582.50 per month. A leasehold tax of $203.20 per month is due in addition to the $1,582.50 monthly rent. The rental expense for 1994 and 1995 are as follows: 1995 (2 quarters) = $10,714; 1994 (12 months) = $21,428.

The following is a schedule of estimated future minimum rental payments required under the above operating lease over the next five succeeding years:
         Year ending December 31,         Amount
            1995                          21,428
            1996                          19,643
            1997                               0
            1998                               0
            1999                               0

NOTE 7 - FOREIGN SALES

Sales include foreign export sales as follows:
                                  Six Months Ended
                             June 30           June 30
                               1995              1994
                           ----------         -----------
Export sales              $  133,760        $   94,513
Percent of sales                 16%               15%

The geographic distribution of foreign sales for the first six months of 1995 and 1994 is as follows:

                            Percent of Foreign Sales
                            June 30            June 30
                             1995                1994
                          ---------            ----------
COUNTRY
Canada                          28%                 73%
Croatia/Slovenia                28%                  6%
Chile                           16%                 --
Mexico                          10%                 10%
Brazil                           9%                  --
Taiwan                           9%                  --
Singapore             less than  1%                  4%
Thailand/Indonesia              --                   6%
Venezuela                       --                   1%

NOTE 8 - PROFIT SHARING AND SALARY DEFERRAL 401(k) PLAN (QUALIFIED)

The Company sponsors a Profit Sharing and Salary Deferral 401(k) Plan and Trust. All employees over the age of 21 are eligible. The Company is not making contributions under the current plan agreement.

NOTE 9 - STOCK OPTIONS

On July 12, 1991, stock options to purchase shares of the Company's common stock were granted at an initial exercise price of $0.33 per share, subject to adjustment from time to time. Options may be exercised any time during the period from 9:00 am (Pacific Time) July 12, 1991, through 5:00 pm (Pacific Time) July 12, 1994. Following is a summary of transactions:

                                                Shares Under Option
Outstanding as of 6-30-94                              150,000
Granted during year                                          0
Canceled during the year                             ( 150,000)
Exercised during the year                                    0
                                                      --------
Outstanding as of 6-30-95                                    0
                                                      ========

On December 11, 1992, stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options have an exercise price of $0.50 per share. Options may be exercised any time during the period from December 11, 1992 through December 11, 1995. Following is a summary of transactions:

                                               Shares Under Option
Outstanding as of 6-30-94                              125,000
Granted during year                                          0
Canceled during the year                                     0
Exercised during the year                                    0
                                                       --------
Outstanding as of 6-30-95                              125,000
                                                       ========

On December 10, 1993, stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options have an exercise price of $0.60 per share. Options may be exercised any time during the period from December 10, 1993 through December 9, 1996. Following is a summary of transactions:

                                                 Shares Under Option
Outstanding as of 6-30-94                              150,000
Granted during year                                          0
Canceled during the year                                     0
Exercised during the year                                    0
                                                       --------
Outstanding as of 6-30-95                              150,000
                                                       ========

On February 3, 1995, stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than tree years continuous tenure. The options have an exercise price of $0.31 per share. Options may be exercised any time during the period from February 3, 1995 through February 2, 1998. Following is a summary of transactions:

                                                 Shares Under Option
Outstanding as of 6-30-94                                    0
Granted during year                                    175,000
Canceled during year                                         0
Exercised during year                                        0
                                                      --------
Outstanding as of 6-30-95                              175,000
                                                       =======

Stock options must be exercised within 90 days after termination of employment. During the 12 months ended June 30, 1995, 150,000 shares under option expired, Unexercised. At June 30, 1995 there were 450,000 shares reserved for future exercises.

NOTE 10 - EMPLOYEE PROFIT SHARING BONUS PROGRAM (NON-QUALIFIED)

The Company makes contributions to the Program in accordance with the following formula: When year end Net Profit Before Tax reaches
$100,000 the Company sets aside $10,000. Additionally, 8% of year end Net Profit Before Tax in excess of $100,000 is added to the Program.

NOTE 11 - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. At June 30, 1995 the Company had cash and cash equivalents with Seattle First National Bank with a combined balance of $923,677 which is $823,677 in excess of the F.D.I.C. insured amount. Additionally, at June 30, 1995, the Company had cash deposits with American National Bank with a combined balance of $104,556 which is $4,556 in excess of the F.D.I.C. insured amount. The Company has invested $114,049 with the investment firm of Piper Jaffray. The Piper Jaffray investment experienced a realized loss applied against its invested value in the amount of $46,558, as is prescribed in Statement of Financial Accounting Standards (SFAS) No. 115 for the treatment of securities with value impairments. The amounts discussed above are not insured. The Company does a periodic evaluation of the relative credit standing of each financial institution which is considered in the Company's investment strategy, as well as the relative risk and rate of return of the particular investments.

Concentrations of credit risk with respect to trade accounts receivable are generally diversified due to the geographic dispersion of the Company's customer base. Receivable accounts in the amount of $2,141 were expensed as uncollectible during the quarter ending June 30, 1995.

The largest sales concentration for the period ending June 30, 1995 resulted from sales to entities of the United States Government. Sales to the United States Government were $185,552, which is 22% of the total product sales, as of June 30, 1995. No other sales to a single customer comprised 10% or more of total product sales as of June 30, 1995.

NOTE 12 - RELATED PARTY TRANSACTIONS

For the six and twelve month periods ended June 30, 1995 and December 31, 1994, services in the amount of $24,006 and $50,788, respectively, were contracted with Manufacturing Services, Inc., of which the owner/president, Melvin H. Brown, is a member of the Board of Directors of Electronic Systems Technology, Inc.

During fiscal year 1994, the Company contracted for services from Remtron, Inc. in the amount of $41,583. Remtron, Inc. is owned and operated by John L. Schooley, who is a member of the Board of Directors of Electronic Systems Technology, Inc. As of the quarter ending June 30, 1995, the Company has not contracted for any services from Remtron, Inc.

NOTE 13 - MARKETABLE SECURITIES

The Company has adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 establishes generally accepted accounting principles for the financial accounting, measurement and disclosure principals for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities. The change had no effect on prior year's results. All of the marketable securities held by the Company consist of securities "available-for-sale", as defined by SFAS No.
115. The securities held determined in computing realized gain or loss is the specific identification method. A loss was realized during the quarter ending June 30, 1995, due to an impairment in the value of the marketable securities held by the Company.

The following information is as of June 30, 1995:
                                    June 30,     December 31,
                                      1995           1994
                                   ---------     ------------
Aggregate fair value of
   marketable securities           $ 114,049     $    98,120
Gross unrealized holding gains           --               --
Gross unrealized holding losses          --           55,606
Gross realized loss due to impairment in
Marketable Securities                 46,558              --
Amortized cost basis                 160,607         153,726

Changes in marketable securities for the period ended June 30, 1995 are as follows:

                                    June 30,     December 31,
	                                     1995           1994
                                   ---------      -----------
Cost                               $ 152,033     $    142,591
Purchase of shares                       --                --
Dividends and capital gains
      reinvested                       8,574           11,135
Sale of securities                       --                --
Unrealized loss                          --           (55,606)
Realized loss due to impairment in  ( 46,558)              --
   Marketable Securities
Fair market value                   $114,049       $   98,120
                                     =======          =======

As of March 8, 1995, the Company became aware that it had been included in a class action suit against the manager of the Company's marketable securities investments, Piper Jaffray. The suit was apparently originated due to the losses experienced by investors in the Institutional Government Fund. The Company did not request a class action suit, but was included in the class by being an investor in such fund. The counsel pursuing the class action is the firm of Schatz, Paquin, Lockridge, Grindal, & Holstein. A tentative settlement of the litigation is currently being negotiated, and therefore the amount or timing of any settlement cannot be predicted at the time of the filing.

NOTE 14 - CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1994, the Company changed its method of accounting for Debt and Equity Securities to conform with new requirements of the Financial Accounting Standards Board. This change was adopted by the Company as of January 1, 1994, but was not reported on subsequent filing with the commission until the Form 10Q for the quarter ending March 31, 1995. The effect of this change was to increase net income for 1994 by $3,287, which resulted in an amount of $0.0006 per share. The cumulative effect of the change of $3,287 is shown as a one-time credit to income in the 1994 Statement of Operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION

A.  Results of Operations

GROSS SALES: Operations of the Corporation were sustained solely from the revenues received through sales. Total revenues from the sale of EST products and services for the second quarter of 1995 were $525,962, reflecting a 55% increase from the $338,556 in gross revenues in the second quarter of 1994. Domestic commercial sales increased to $293,000 in the second quarter of 1995 as compared to $155,000 for the second quarter of 1994. This increase is attributable to the processing of larger customer orders, as well as an increase in orders received. The Company also experienced a general increase in its Export sales. U.S. Government sales were effected by the processing of an order for the United States Marine Corps in the amount of $122,000, which had been pending since the fourth quarter of 1994. The increase in engineering services billed is a result of an increase in the amount of large customer site surveys, and a general increase in requests for engineering services.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. A percentage breakdown of EST's major customer categories for the second quarter of 1995 and 1994 are as follows:

                                 For the second quarter of
                                  1995               1994
                                --------           -------
Domestic Sales                     55%                45%
Export Sales                       16%                11%
U.S. Government Sales              29%                44%

A percentage breakdown of EST's product sales categories for the second quarter of 1995 and 1994 are as follows:

                                 For the second quarter of
                                  1995               1994
                                --------           -------
ESTeem Model 84SP/85SP               2%      less than 1%
ESTeem Model 85                      7%                7%
ESTeem Model 95                     26%               37%
ESTeem Model 96                     34%               23%
ESTeem Model 98                      1%                7%
PEM and PEM-CPU                      1%                 -
ESTeem Accessories                  19%               14%
Factory Services                     1%                2%
Site Support                         9%               10%
Other                                -                 -

The majority of the Company's domestic sales in the second quarter were made to Supervisory Control and Data Acquisition (SCADA) applications. It is Management's opinion that these applications will continue to provide the largest portion of the Company's domestic revenues in the foreseeable future. Products purchased by foreign customers in the second quarter of 1995 were used primarily in Industrial Control applications. In Management's opinion, these applications will continue to provide the largest portion of the Company's foreign revenues in the foreseeable future. Products purchased by U.S. Government agencies or U.S. Government contractors in the second quarter of 1995 were utilized primarily in Inventory Control. It is Management's opinion that, in the future, sales to the U.S. Government will be primarily for Inventory Control applications. The Company's revenues have historically fluctuated from quarter to quarter due to timing factors such as customer order placement and product shipments to customers, as well as customer buying trends, and changes in the general economic environment. The procurement process regarding plant and project automation, or project development, which usually surrounds the decision to purchase ESTeem products can be lengthy. This procurement process may involve bid activities unrelated to the ESTeem products, such as additional systems and subcontract work, as well as capital budget considerations on the part of the customer. Because of the complexity of this procurement process, forecasts in regard to the Company's revenues become difficulty to predict.

BACKLOG: The Corporation had no backlog at June 30, 1995. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 working days after receiving an order.

COST OF SALES: Cost of sales percentages of gross sales for the second quarters of 1995 and 1994 were 37% and 38% of gross sales respectively. Cost of Sales variations are attributed to the type of product sold and the size of the order. Larger orders grant lower sales prices because of volume discounting, thus reducing the margin of profit.

OPERATING EXPENSES: Operating expenses for the second quarter of 1995 were $14,025 lower than the second quarter of 1994. The following is a delineation of operating expenses:

For the quarter ended:          June 30      June 30      Increase
                                 1995         1994       (Decrease)
                              ----------    ---------     -----------
Finance/Administration         $ 38,765     $ 41,215    $  ( 2,450)
Research/Development             14,076       29,085       (15,009)
Marketing                        55,237       47,907         7,330
Customer Service                 10,690       14,586       ( 3,896)
                               --------     --------      --------
Total Operating Expenses       $118,768     $132,793    $  (14,025)
                               ========      =======       =======

FINANCE AND ADMINISTRATION: Finance and Administration expenses reflect costs associated with maintaining the Corporation's records, maintaining licensing requirements and providing administrative support. During the second quarter of 1995 Finance and Administration expenses decreased $2,450 over the second quarter of 1995. The decrease is attributable to wage structure changes within the Finance and Administration Department.

RESEARCH AND DEVELOPMENT: Research and Development expenses reflect costs associated with development of new products and software, in addition to improvements of existing products and software. During the second quarter of 1995, Research and Development expenses decreased $15,009 as compared to the same period in 1994. The decrease is attributable to a general reduction in subcontracted Research and Development expertise from the same period in 1994. This reduction is temporary, and does not reflect a trend in expenditures for the remainder of 1995. Management foresees increased Research and Development expenditures on a whole during 1995, as the Company pursues opportunities for the development of a new generation of ESTeem products. Management estimates that approximately $100,000 in Research and Development costs will be incurred during fiscal year 1995.

MARKETING: Marketing expenses reflect costs associated with product sales. The Corporation's marketing program is conducted by direct sales, non-exclusive distributorships, Original Equipment Manufacturers (OEM's) and sales representatives. The Company advertises in INDUSTRIAL & CONTROL SYSTEMS magazine, AB JOURNAL magazine, and the THOMAS REGISTER. The Company also attends product trade shows, such as Allen-Bradley Automation Fair throughout the year. During the second quarter of 1995, marketing expenses increased $7,330 over the same period in 1994. This increase is attributable to increased tradeshow attendance and increased advertising projects, and the fees charged for these endeavors.

CUSTOMER SERVICE: Customer service expenses reflect costs associated with after-sale customer support. Customer service expenses decreased by $3,896 in the second quarter of 1995 as compared with the same period of 1994. The decrease is attributable mainly to decreased travel costs incurred by the department during the second quarter of 1995.

INTEREST AND DIVIDEND INCOME: The Corporation earned $13,863 in interest and dividend income during the quarter ending June 30, 1995 as compared to $6,295 for the second quarter of 1994. Sources of this income were savings and money market accounts, short term investments, and investments in marketable securities.

INTEREST EXPENSE: The Corporation did not incur any interest expense during the quarter ended June 30, 1995.

ENGINEERING SUPPORT: Engineering support expenses are the Corporation's travel, wage, and per-diem costs associated with engineering services provided at customer sites. Engineering support costs increased to $37,211 for the quarter ended June 30, 1995, as compared to $30,137 for the same period of 1994. This increase is attributable to an increase in large customer site surveys and a general increase in requests for engineering services for year to date 1995.

NET INCOME: The Corporation had a net profit of $89,345 for the second quarter of 1995, compared to a $42,853 net profit for the same quarter of 1994. The net profit increase is attributed to increased revenues from product sales, engineering services, and interest income, as well decreased operating expenses, as compared to the same quarter of 1994.

INVENTORY: Inventories consist of component parts used to assemble the ESTeem products as well as accessories used in the operation of the ESTeem products. As of June 30, 1995, the Corporation's inventory decreased $67,822 over the inventory level at December 31, 1994. This decrease is attributable to the processing of a large U.S. Government order which was pending since fourth quarter 1994, as well as other large domestic orders, and a conservative procurement strategy. The breakdown of the segments of inventory is discussed in NOTE 1 to the financial statements.

B.  Financial Condition as of June 30, 1995.

The Corporation's current asset to current liabilities ratio at June 30, 1995 was 19:1 compared to 45:1 at December 31, 1994. The ratio decrease is primarily attributable to an increase in federal income taxes payable, and an increase in trade accounts payable due to timing differences.

C.  Liquidity and Capital Resources

The Company's working capital increased by $158,200 during the first six months of 1995. A delineation of the changes is as follows:

                             June 30     December 31     Increase
                               1995          1994        (Decrease)
                            ----------  ------------     ----------
Cash                        $   10,616    $   66,032     $ ( 55,416)
Money Market                   519,290       400,935        118,355
Marketable Securities(net)     114,049        98,120         15,929
Certificate of Deposit         103,870       203,000       ( 99,130)
Bankers Acceptances            400,000       100,000        300,000
Accounts receivable(net)       181,401       164,311         17,090
Inventory                      356,110       423,932       ( 67,822)
Accrued interest                 6,909         1,922          4,987
Note rec. (Current)              4,787         5,249       (    462)
Prepaid expenses                 1,930         3,073       (  1,143)
Prepaid income tax                   0        16,471       ( 16,471)
                             ---------     ---------       --------
                            $1,698,962   $ 1,483,045    $   215,917
                             ---------     ---------       --------
Current liabilities         $   90,914   $    33,197    $    57,717
                             ---------     ---------       --------
Working capital             $1,608,048   $ 1,449,848    $   158,200
                             =========     =========       ========

The Corporation's operations rely solely on the income generated from sales. It is Management's opinion that the Corporation's working capital as of June 30, 1995 is adequate for the next twelve months, assuming operating expenses and material acquisitions average approximately $70,000 per month.


The cash and short term investments of the Company changed in holding amounts during the first six months of 1995, with the majority of idle cash being put into Banker Acceptance short term investments and money market accounts. The reason for the change is so these resources will earn improved rates of return.

The Company holds an investment in marketable securities in the Piper Jaffray Institutional Government Fund. Public information indicates that Piper Jaffray has suffered losses due to derivatives in its Institutional Government Income Portfolio Mutual Fund. Because of this fact and the fact that declines in fixed income funds are not expected to reverse in the near term, Management has reached the conclusion that the decline in the value of this investment should be considered other than temporary. A write down of $46,558 was realized due to the other than temporary decline in the value of the Company's investment for the quarter ended June 30, 1995, as is outlined in paragraph 16 of FASB 115. Due to the current rate of return for investment, it is Management's intention to continue to hold this investment for the short-term. The investment in the Institutional Government Fund will be examined in detail through the end of 1995 as to ascertain the feasibility of holding the investment.

On June 30, 1995, the Corporation's accounts receivable were $181,401. The aging of the accounts receivable is as follows:

                    Days                Percent
                    0-30                  99%
                   31-60                   0%
                   61-90                   1%
                   over 90                 0%

For the quarter ended June 30, 1995, Accounts in the amount of $2,141 were written off as uncollectible, due to third party litigation surrounding the customers, and poor response on collection attempts. The remaining allowance for uncollectible accounts of $4,014 is considered to be adequate to cover any potential uncollectibles through year end due to past experience with low occurrence of account write-offs. Management believes that all of the Corporation's remaining accounts receivable amounts existing as of June 30, 1995 are collectible.

On May 31, 1991 the Corporation received a Promissory Note from Western Data Com in the amount of $31,491 to cover its outstanding accounts receivable balance. The Note bears interest at 12% per annum payable at $1,500 per month until paid in full. At June 30, 1995 the unpaid balance of the note was $4,787. Western Data Com is past due with it's obligation regarding the note payable. Management expects to collect the remaining balance due on the note.

Inventory levels as of June 30, 1995 were $356,110, a decrease from the December 31, 1994 level of $423,932. This is a result of customer order shipments reducing inventory stocks, and a conservative purchasing strategy on the part of the Company.

Prepaid federal income taxes decreased from $16,471 as of December 31, 1994 to a federal income taxes payable liability of $35,400 at June 30, 1995. This is a result of taxes incurred during the first half of the year being applied against a tax overpayment which existed as of December 31, 1994.

As of June 30, 1995 the Corporation's current liabilities were $90,914, an increase of $57,717 from December 31, 1994. This increase is attributable to an increase in federal income taxes payable and timing differences between periods for trade accounts payable. As of the end June 30, 1995, all of the Corporation's accounts payable were within agreed terms.

The Company's subcontract with UNISYS, dated December 23, 1993, is a five year indefinite delivery, indefinite quantity, fixed price contract through September 1997. Based on the terms of the UNISYS contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to UNISYS orders on an as needed basis. Sales under the UNISYS contract in 1994 were minimal due to the down sizing of Air Force military bases. It is Management's opinion that sales to UNISYS will be minimal for the remainder of the life of the contract.

The Company's AIT subcontract with INTERMEC, dated July 26, 1994, is a five year indefinite delivery, indefinite quantity, fixed price contract through September 1999. Based on the terms of the AIT contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to AIT orders on an as needed basis. Sales under the AIT contract in 1994 were minimal due to the late awarding of the contract. It is Management's opinion that sales under the AIT contract will be minimal for the 1995 fiscal year.

Based on previous years activity, the majority of all Federal Government purchases are under the Company's GSA contract.
Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically, Federal Government sales average approximately 18% of annual sales, but this level cannot be guaranteed. Due to the uncertain nature of Federal Government purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal Government purchases in 1995 will be under this contract.

Except for possible orders from UNISYS, AIT, or GSA contracts, and the impact of planned research and development expenditures, Management is unaware of any known trend which would reasonably be likely to have a material effect on the Company's liquidity, results of operations, or financial condition.

D.  Capital Expenditures

The Corporation expended $17,195 for capital assets during the quarter ended June 30, 1995. These expenditures consist primarily of hardware used in Research and Development. Management anticipates expending approximately $100,000 on Research and Development projects for fiscal year 1995, which will include additional equipment and outside professional expertise.

E.  Inflation

The Corporation experienced minimal, if any, impact from inflation during the second quarter of 1995.

                              PART II
                         OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company was notified on March 8, 1995 that it was included in a class action against Piper Jaffray. Piper Jaffray is the manager of the Company's marketable securities fund which experienced losses as described in Note 13 to the financial statements. This litigation is an Amended Consolidated Class Action Complaint orginally filed on
October 5, 1994.  The class action was filed under the title IN RE:
PIPER FUNDS, INC. INSTITUTIONAL GOVERNMENT INCOME PORTFOLIO LITIGATION in the United States District Court, District of Minnesota. The primary defendants are Piper Jaffray Companies Inc. and Piper Capital Management Incorporated. The counsel for the class action plaintiffs is the firm of Schatz, Paquin, Lockridge, Grindal & Holstein with co-cousels of Head, Seifert, & Vander Weide. A tentative settlement is being negotiated, the final details of which cannot be predicted at the time of this filing.

Item 4. Submission of Matters to the Securities Holders

At the Company's Annual Stockholder Meeting on June 2, 1995, in
Kennewick, Washington the following items were voted on by the stockholders with the following outcomes:

   Item #1 Election of John L. Schooley as a Director of the Company. Votes for: 3,063,536 Votes against: 1,600 Abstaining: 24,000

   Item #2 Ratification of Robert Moe & Associates, P.S. as independent auditors of the Corporation for the fiscal year ending December 31, 1995.
   Votes for: 3,053,636 Votes against: 3,800 Abstaining: 31,700

   Item #3 Ratification and approval of issuance of stock option bonuses to certain officers, directors and employees.
   Votes for: 2,876,780 Votes against: 160,156 Abstaining: 52,200

   Item #4 Authorization of proxy to vote upon other matters as may properly come before the annual meeting. (No such issues were brought before the meeting)
   Votes for: 2,916,457 Votes against: 66,279 Abstaining: 106,400

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      Exhibit 27. Financial Data Schedule

  (b) Reports on Form 8-K

      Form 8-K dated June 2, 1995 is incorporated herein by reference.

Exhibit Index                                             Reference
                                                         Form 10-QSB
Exhibit Number                           Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.

    Forms 8-K dated Jul 12, 1991, Dec 14, 1992, and Dec 10 1993, are incorporated herein by reference.
    Form 8-K/A dated Feb 3, 1995 is incorporated herein by reference.

11. Statement Re: computation of per share earnings    Note 2 to
                                                Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ELECTRONIC SYSTEMS TECHNOLOGY, INC.


                           By:     T.L. KIRCHNER
 Date: August 8, 1995      Name:   T.L. Kirchner
                           Title:  Director/President
                                   (Principal Executive Officer)

                           By:     ROBERT SOUTHWORTH
 Date: August 8, 1995      Name:   Robert Southworth
                           Title:  Director/Secretary/Treasurer
                                   (Principal Financial Officer)