Form 10QSB
period 1995-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1995-11-03
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
                      WASHINGTON D.C. 20549
                           FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1995

Commission File Number:  2-92949-S




                   ELECTRONIC SYSTEMS TECHNOLOGY, INC.
          (Exact name of registrant as specified in its charter)



         Washington                         91-1238077
  (State of Incorporation)    (I.R.S. Employer Identification No.)


    415 N. Quay St., #4  Kennewick   WA              99336
(Address of Principal executive offices)           (ZIP Code)


Registrant's telephone number, including area code: (509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [ X ]    No [  ]

The number of shares outstanding of common stock as of September 30, 1995 was 5,006,667.

                    PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                     (as prepared by Management)
                              (Unaudited)

SELECTED FINANCIAL DATA
Nine months ended                          Sept 30      Sept 30
                                             1995         1994
                                          ==========   ==========
Sales                                    $1,154,290   $   889,928
Other revenue                            $  153,740   $   106,998
Gross profit                             $  707,353   $   552,262

Income (Loss) before provisions
  for income taxes                       $  355,545   $   205,783

Earnings per common share before taxes
     Primary                             $      .07   $       .04
     Fully diluted                              .07           .04

Earnings per common share after taxes
     Primary                             $      .04   $       .03
     Fully diluted                              .04           .03

Weighted average number of common
  shares and common stock equivalents
  outstanding for use in determining
  Earnings Per Share:
      Primary                             5,396,256     5,369,612
      Fully diluted                       5,396,256     5,369,612

Total assets                             $1,955,667    $1,576,734

Long-term debt and capital
  lease obligations                      $     -0-     $     -0-

Shareholders' equity                     $1,827,893    $1,511,884

Shareholders' equity  per share               $0.37         $0.30

Working Capital                          $1,708,249    $1,406,861

Current ratio                                16:1           23:1

Equity to total assets                        93%            96%

               ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                          BALANCE SHEET
                  (as prepared by Management)
                          (Unaudited)
ASSETS                                September 30     December 31
                                          1995            1994
                                       ===========     ===========
Current Assets
  Cash                                  $    15,708     $   66,032
  Money market investment                   428,235        400,935
  Marketable securities                     117,253         98,120
  Certificates of Deposit                   302,000        203,000
  Banker Acceptance-SFNB                    300,000        100,000
  Accounts receivable                       317,179        170,466
  Allowance for Uncollectibles             (  4,014)      (  6,155)
  Inventory                                 332,715        423,932
  Accrued interest                            1,113          1,922
  Prepaid insurance                           4,539          3,073
  Prepaid expenses                            6,683             -
  Prepaid federal Income Taxes                  -           16,471
  Note receivable (current portion)           4,062          5,249
                                          ---------      ---------
  Total Current Assets                   $1,825,473     $1,483,045
                                          ---------      ---------
Property & Equipment
     Leasehold improvements              $   13,544     $   13,544
     Laboratory equipment                   226,233        192,413
     Furniture & fixtures                    15,017         15,017
     Dies and molds                          17,255         17,255
                                          ---------      ---------
                                         $  272,049     $  238,229
   Less accumulated depreciation          ( 150,742)     ( 134,110)
                                          ---------      ---------
   Total Property & Equipment            $  121,307     $  104,119
                                          ---------      ---------
Other Assets
     Patent costs, Net                   $    1,178     $    1,259
     Deposits                                   653            837
     Capitalized Software                    61,143         61,143
     Less Accumulated Amortization        (  54,087)     (  52,791)
                                          ---------      ---------
     Total Other Assets                  $    8,887     $   10,448
                                          ---------      ---------
TOTAL ASSETS                             $1,955,667     $1,597,612
                                          =========      =========

(See "Notes to Financial Statements")

                 ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                           BALANCE SHEET
                    (as prepared by Management)
                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
                                       September 30     December 31
                                            1995          1994
                                       ============     ===========
Current Liabilities
     Accounts payable                   $   29,295      $   22,351
     Refundable deposits                     8,496              -
     Accrued excise taxes                      552           1,796
     Accrued payroll                            -              896
     Accrued payroll taxes                   1,311           1,207
     Accrued vacation pay                    9,616           6,947
     Accrued 401(k) withholding              1,439              -
     Accrued federal income tax             66,515              -
                                         ---------       ---------
     Total Current Liabilities          $  117,224      $   33,197
                                         ---------       ---------
     Deferred Tax Liability             $   10,550      $    8,857
                                         ---------       ---------
Stockholders' Equity
     Common stock, $.001 par value
     50,000,000 shares authorized,
     shares issued and outstanding:
        5,006,667-December 31, 1994
        5,006,667-September 30, 1995    $    5,007      $    5,007
     Additional paid-in capital            918,056         918,057
     Unrealized Gain (Loss)-Market Sec.  (     407)       ( 53,913)
     Retained earnings                     905,237         686,407
                                         ---------       ---------
                                        $1,827,893      $1,555,558
                                         ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                             $1,955,667      $1,597,612
                                         =========       =========

(See "Notes to Financial Statements")

                  ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                       STATEMENT OF OPERATIONS
                     (as prepared by Management)
                             (Unaudited)
                          Three Months Ended    Nine Months Ended
                          Sept 30    Sept 30    Sept 30    Sept 30
                            1995       1994       1995       1994
                         ---------  ---------  ----------   -------
SALES                    $ 414,663  $ 322,204 $1,154,290  $ 889,928
                         ---------  ---------  ----------  --------
COST OF SALES
Beginning Inventory      $ 356,110  $ 426,274 $  423,932  $ 386,201
Purchases & Allocated
Costs                      138,641    132,845    355,720    390,898
                         ---------  ---------   ---------  --------
                         $ 494,751  $ 559,119 $  779,652  $ 777,099
Ending Inventory           332,715    439,433    332,715    439,433
                         ---------  ----------  ---------  --------
Total Cost of Sales      $ 162,036  $ 119,686 $  446,937  $ 337,666
                         ---------  ----------  ---------  --------
GROSS PROFIT             $ 252,627  $ 202,518 $  707,353  $ 552,262
                         ---------  ----------  ---------  --------
OPERATING EXPENSES
Finance/Administration   $  27,468  $  27,528 $  135,199  $ 137,722
Research & Development      23,437     27,239     56,263     85,655
Marketing                   45,476     32,682    137,467    121,808
Customer Service            12,870      7,762     36,059     33,074
                         ---------  ----------  ---------  --------
Total Operating Expenses $ 109,251  $  95,211 $  364,988  $ 378,259
                         ---------  ----------  ---------  --------
NET OPERATING INCOME     $ 143,376  $ 107,307 $  342,365  $ 174,003
                         ---------  ----------  ---------  --------
OTHER INCOME (EXPENSES)
Interest Income          $  13,730  $   6,935 $   38,750  $  19,601
Loss-asset disposition    (     63)       -     (     63)  (    753)
Loss-Mktble Securities          -         -     ( 46,558)        -
Engineering Services        24,227     35,059    114,990     87,397
Engineering Support       ( 20,931)  ( 29,095)  ( 93,939)  ( 74,465)
                         ---------  ----------  ---------  --------
Net Other Income         $  16,963  $  12,899 $   13,180  $  31,780
                         ---------  ----------  ---------  --------
NET INCOME BEFORE TAX    $ 160,339  $ 120,206 $  355,545  $ 205,783
Provision for income tax    54,515     40,870    136,715     69,966
                         ---------  ----------  ---------  --------
NET INCOME               $ 105,824  $  79,336 $  218,830  $ 135,817
                         =========  ==========  =========  =========
Earnings per Share
   Primary                  $0.02      $0.01      $0.04      $0.03
   Fully Diluted            $0.02      $0.01      $0.04      $0.03

(See "Notes to Financial Statements)

                  ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                        STATEMENT OF CASH FLOWS
                      (as prepared by Management)
                              (Unaudited)
NINE MONTHS ENDED                         Sept 30       Sept 30
                                            1995          1994
                                         ==========    =========
CASH FLOWS PROVIDED (USED) IN
OPERATING ACTIVITIES:
Net income                               $ 218,830      $ 135,817

Noncash expenses included in income:
  Depreciation                              16,632          8,175
  Amortization                               1,376             81
  Deferred income tax liability              1,693             -
  Loss-asset disposition                        63            753
  Realized Loss/Impaired Securities         46,558             -

Decrease (Increase) in Current Assets:
     Additions to short-term investments ( 102,000)            -
     Accounts receivable, net            ( 148,854)        95,343
     Inventory                              91,217       ( 53,232)
     Prepaid income taxes                   16,471             -
     Prepaid expenses                     (  8,149)      (  3,992)
     Accrued interest                          809             -
     Other current assets                        -            240

Increase (Decrease) in Current Liabilities:
     Accounts payable, accrued expenses
       and other current liabilities        17,512       (  8,681)
     Accrued federal income taxes           66,515       ( 62,866)
                                          --------       --------
                                         $ 218,673      $ 111,638
                                          --------       --------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES:
     Additions to property and equipment $( 33,883)     $(  8,026)
     Additions to capitalized software         -               -
     Refund of Deposits                        184             -
     Additions to marketable securities   ( 12,185)      (  8,240)
                                          --------       --------
                                         $( 45,884)     $( 16,266)
                                          --------       --------
CASH FLOWS PROVIDED (USED) IN
FINANCING ACTIVITIES:
     Proceeds from Note Receivable       $   1,187      $   1,801
     Payments on debt                            0              0
     Proceeds from issuance of                  -          16,500
          common stock                   ---------       --------
                                         $   1,187      $  18,301
                                         ---------       --------

(See "Notes to Financial Statements)

               ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                    STATEMENT OF CASH FLOWS
                         (continued)
                  (as prepared by Management)
                         (Unaudited)
Nine Months Ended                         Sept 30        Sept 30
                                            1995           1994
                                           -------        -------
Net increase in cash and
cash equivalents                        $  173,976     $  113,673

Cash and cash equivalents at
beginning of period                        769,967        618,449
                                          --------       --------
Cash and Cash equivalents at
ending of period                        $  943,943     $  732,122
                                          ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION:

Cash paid year to date:
  Interest                              $     -        $     -
                                          ========       ========
  Income taxes                              57,729        132,832
                                          ========       ========
Cash and Cash Equivalents:
  Cash                                  $   15,708     $  168,173
  Money market account                     428,235        563,949
  Certificates of Deposit (under 90 days)  200,000           -
  Banker Acceptances                       300,000           -
                                          --------       --------
                                         $ 943,943     $  732,122
                                          ========       ========
Items not affecting cash flows:
 Unrealized loss,
        marketable securities            $ (   407)    $ ( 44,176)
                                          ========       ========

(See "Notes to Financial Statements)

                    ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 1995
                        (as prepared by Management)
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 1995 and September 30, 1994. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Forms 10K and 10K/ASB for the year ended December 31, 1994 as filed with Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 1995 and September 1994, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS: The Corporation uses the reserve method for recording allowance for uncollectible accounts. The amount included in Allowance for Uncollectible Accounts consists of $4,014 as of September 30, 1995 and $6,155 as of December 31, 1994. Accounts totaling $2,141 were applied against the Allowance for Uncollectible Accounts for the quarter ending June 30, 1995.

INVENTORY: Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method.
Inventories consist of the following:

                         September 30         December 31
                             1995                1994
                           ----------          -----------
     Parts              $    182,469          $   245,569
     Work in progress         36,694               30,553
     Finished goods          113,552              147,810
                          ----------           ----------
                        $    332,715          $   423,932
                         ===========           ==========

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

FEDERAL INCOME TAXES: Effective as of January 1, 1992 the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 109 Accounting for Income Taxes which establishes generally accepted accounting principles for the financial accounting and measurement and disclosure principles for income taxes payable or refundable for the current year and for the future tax consequences of events that have been recognized in the financial statements of the Corporation and past and current tax returns. The change had no effect on prior years' results.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred.

EARNINGS PER COMMON SHARE: Primary earnings per common share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and restricted stock awards. The primary weighted average number of common shares outstanding for the quarters ended September 30, 1995 and September 30, 1994 were 5,396,256 and 5,369,612 respectively. Also, fully diluted earnings per common share assume conversion of derivative securities when the result is dilutive.

CAPITALIZED SOFTWARE COSTS: In August 1985, the Statements of Financial Accounting Standards No. 86 was issued by the Financial Accounting Standards Board (FASB), directing that the costs of creating a computer software product to be sold, leased or otherwise marketed, and which are incurred after the products technological feasibility has been established, be capitalized. During 1986 the Corporation adopted this statement as permitted by FASB No. 86 and, accordingly, capitalized all such costs subsequent to 1985. Costs incurred prior to 1986 are not permitted to be capitalized by FASB No. 86 and the Corporation has not capitalized such costs. All costs capitalized under FASB No. 86 are required to be amortized over their estimated revenue-producing lives, not to exceed five years, beginning on the date the product is available for distribution to customers. Amortization of capitalized software costs charged to expenses for the periods presented is as follows:

                 1994                     $   288
                 1995 (through Sept 30)      1296

STATEMENT OF CASH FLOWS: The Corporation has adopted Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. For purposes of this Statement short term investments which have a maturity of ninety days or less are considered cash equivalents.

NOTE 3 - FEDERAL INCOME TAXES

Effective as of January 1, 1992, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, as discussed in NOTE 1. The provision for Federal Income Taxes consisted of:

                                     September 30     December 31
                                        1995               1994
                                     -------------     -----------
Provision attributable to
   current period net income         $   136,715       $   93,529
Deferred                                    -              11,370
                                        --------         --------
  Provision for Income Taxes         $   136,715       $  104,899
                                        ========         ========

The components of the net deferred tax liability at December 31, 1994 were as follows:
                                               December 31
                                                    1994
                                               -----------
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
                                                  --------
                                                  $ 8,857
                                                  ========

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:
                                                December 31
                                                     1994
                                                -----------
     Amount computed using the statutory rates    $ 93,529
     Amount of deferred tax liability               11,370
                                                  --------
     Provision for Federal Income Taxes           $104,899
                                                  ========

NOTE 4 - PUBLIC OFFERING OF COMMON STOCK

The Company sold 3,000,000 shares of its unissued common stock to the public on November 12, 1984. An offering price of $0.30 per share was arbitrarily determined by the underwriter.

NOTE 5 - ACCRUED VACATION PAY

FASB Statement No. 43 requires employers to accrue a liability for employees' compensation for certain future absences. A liability for vacation pay in the amount of $9,616 had been accrued as of September 30, 1995.

NOTE 6 - LEASES

The Company has no obligation under capital lease arrangements. The Company rents its facility under a three (3) year operating lease which started on the first day of December, 1993. The Company leases the facility from the Port of Kennewick, which, with the assistance of federal (EDA) economic development funds, has constructed a building for the purpose of leasing space to new or expanding high tech and electronic industries. The Company will pay, as rental for 6,275 square feet of building space, the sum of $18,990 per year, payable monthly in advance at the rate of $1,582.50 per month. A leasehold tax of $203.20 per month is due in addition to the $1,582.50 monthly rent. The rental expense for 1994 and 1995 are as follows: 1995 (3 quarters) = $16,071; 1994 (12 months) = $21,428.

The following is a schedule of estimated future minimum rental payments required under the above operating lease over the next five succeeding years:

   Year ending December 31,             Amount
   ------------------------             ------
             1995                       21,428
             1996                       19,643
             1997                            0
             1998                            0
             1999                            0

NOTE 7 - FOREIGN SALES

Sales include foreign export sales as follows:

                                 Nine Months Ended
                              Sept. 30      Sept. 30
                                1995          1994
                              --------      --------
     Export sales            $ 204,249    $  185,764
     Percent of sales              16%           19%
    (includes engineering
           services)

The geographic distribution of foreign sales for the first nine months of 1995 and 1994 is as follows:

                             Percent of Foreign Sales
                              Sept. 30       Sept. 30
COUNTRY                         1995           1994
----------                     ------         ------
Croatia/Slovenia                32 %             8 %
Canada                          30 %            64 %
Chile                           12 %            --
Brazil                           9 %             2 %
Mexico                           7 %             4 %
Taiwan                           6 %            14 %
Israel                           4 %             3 %
Singapore              less than 1 %             2 %
Thailand/Indonesia              --               3 %
Venezuela              less than 1 %   less than 1 %

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

NOTE 9 - STOCK OPTIONS

On December 11, 1992, stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options have an exercise price of $0.50 per share. Options may be exercised any time during the period from December 11, 1992 through December 11, 1995. Following is a summary of transactions:

                                               Shares Under Option
Outstanding as of 9-30-94                            125,000
Granted during year                                        0
Cancelled during the year                                  0
Exercised during the year                                  0
                                                    --------
Outstanding as of 9-30-95                            125,000
                                                    ========

On December 10, 1993, stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options have an exercise price of $0.60 per share. Options may be exercised any time during the period from December 10, 1993 through December 9, 1996. Following is a summary of transactions:

                                               Shares Under Option
Outstanding as of 9-30-94                            150,000
Granted during year                                        0
Cancelled during the year                                  0
Exercised during the year                                  0
                                                    --------
Outstanding as of 9-30-95                            150,000
                                                    ========

On February 3, 1995, stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options have an exercise price of $0.31 per share. Options may be exercised any time during the period from February 3, 1995 through February 2, 1998. Following is a summary of transactions:

                                              Shares Under Option
Outstanding as of 9-30-94                                  0
Granted during year                                  175,000
Canceled during year                                       0
Exercised during year                                      0
                                                     -------
Outstanding as of 9-30-95                            175,000
                                                     =======

After termination of employment, stock options may be exercised within 90 days. On July 12, 1994, 150,000 shares under option, issued on July 12, 1991, expired and were unexercised. During the 12 months ended September 30, 1995, no shares under option expired or were exercised. At September 30, 1995 there were 450,000 shares reserved for future exercises.

NOTE 10 - EMPLOYEE PROFIT SHARING BONUS PROGRAM (NON-QUALIFIED)

The Company makes discretionary contributions to the Employee Profit Sharing Bonus Program in accordance with the following formula: When year end Net Profit Before Tax reaches $100,000, the Company sets aside $10,000. Additionally, 8% of year end Net Profit Before Tax in excess of $100,000 is added to the Program.

NOTE 11 - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. As of September 30, 1995 the Company had cash and cash equivalents with Seattle First National Bank with a combined balance of $733,235 which is $633,235 in excess of the F.D.I.C. insured amount. Additionally, at September 30, 1995, the Company had cash deposits with American National Bank with a combined balance of $107,139 which is $7,139 in excess of the F.D.I.C. insured amount. The Company has invested $117,253 with the investment firm of Piper Jaffray. The Piper Jaffray investment experienced a realized loss applied against its invested value in the amount of $46,558, as is prescribed in Statement of Financial Accounting Standards (SFAS) No. 115 for the treatment of securities with value impairments. These amounts are not insured. The Company does a periodic evaluation of the relative credit standing of each financial institution which is considered in the Company's investment strategy, as well as the relative risk and rate of return of the particular investments.

Concentrations of credit risk with respect to trade accounts receivable are generally diversified due to the geographic dispersion of the Company's customer base. For the quarter ending June 30, 1995, Receivable accounts in the amount of $2,141 were expensed as uncollectible. No additional amounts were expensed for the quarter ending September 30, 1995.

The largest sales concentration for the period ending September 30, 1995 resulted from sales to entities of the United States Government. Sales to the United States Government were $273,473, which is 22% of the total product sales (including engineering services), as of September 30, 1995. No other sales to a single customer comprised 10% or more of total product sales as of September 30, 1995.

NOTE 12 - RELATED PARTY TRANSACTIONS

For the nine and twelve month periods ended September 30, 1995 and December 31, 1994, manufacturing and assembly services in the amount of $42,487 and $50,788, respectively, were contracted with Manufacturing Services, Inc., of which the owner/president, Melvin H. Brown, is a member of the Board of Directors of Electronic Systems Technology, Inc.

During the fiscal year 1994, the Company contracted for services from Remtron, Inc. in the amount of $41,583. Remtron, Inc. is owned and operated by John L. Schooley, who is a member of the Board of Directors of Electronic Systems Technology, Inc. As of the quarter ending September 30, 1995, the Company has not contracted for any services from Remtron, Inc.

NOTE 13 - MARKETABLE SECURITIES

The Corporation has adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 establishes generally accepted accounting principles for the financial accounting, measurement and disclosure principles for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities. The change had no effect on prior years' results.

All of the marketable securities held by the Company consist of securities "available-for-sale", as defined by SFAS No. 115. The securities held determined in computing realized gain or loss is the specific identification method. A loss was realized during the quarter ending June 30, 1995, due to an impairment in the value of the marketable securities held by the Company.

The following information is as of September 30, 1995:

                                      September 30,    December 31,
                                          1995             1994
                                      ------------     -----------
Aggregate fair value of
    marketable securities             $   117,253      $   98,120
Gross unrealized holding gains                --              --
Gross unrealized holding losses               407          55,606
Gross realized loss due to impairment
     in Marketable Securities              46,558             --
Amortized cost basis                      164,218         153,726

Changes in marketable securities for the period ended September 30, 1995 are as follows:
                                      September 30,    December 31,
                                          1995             1994
                                      ------------     -----------
Cost                                  $   152,033      $  142,591
Purchase of shares                            --              --
Dividends and capital gains
       reinvested                          12,185          11,135
Sale of securities                            --              --
Unrealized loss                        (      407)       ( 55,606)
Realized loss due to impairment
   in Marketable Securities            (   46,558)            --
Fair market value                     $   117,253      $   98,120
                                        =========        ========

As of March 8, 1995, the Company became aware that it had been included in a class action suit against the manager of the Company's marketable securities investments, Piper Jaffray. The suit was apparently originated due to the losses experienced by investors in the Institutional Government Fund. The Company did not request a class action suit, but was included in the class by being an investor in such fund. The counsel pursuing the class action is the firm of Schatz, Paquin, Lockridge, Grindal, & Holstein, with co-counsel of the firm of Head, Seifert & Vander Weide. A settlement of the litigation has been negotiated, which at the time of filing is undergoing final court approval, which if granted, will be submitted to the class for approval. Due to the currently uncertain nature of this settlement, amounts or timing of any settlement cannot be predicted at the time of filing for this report.

NOTE 14 - CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1994, the Company changed its method of accounting for Debt and Equity Securities to conform with requirements of the Financial Accounting Standards Board. This change was adopted by the Company as of January 1, 1994, but was not reported on subsequent filing with the Commission until the Form 10Q for the quarter ending March 31, 1995. The effect of this change was to increase net income for 1994 by $3,287, which resulted in an amount of $0.0006 per share. The cumulative effect of the change of $3,287 is shown as a one-time credit to income in the 1994 Statement of Operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION

A.  Results of Operation

GROSS SALES: Operations of the Corporation were sustained solely from revenues received through sales. Total revenues from the sale of EST products and services for the third quarter of 1995 were $438,890 reflecting a 23% increase from the $357,263 in gross revenues in the third quarter of 1994. Domestic commercial sales increased to $280,479 in the third quarter of 1995 as compared to $233,941 for the third quarter of 1994. This increase is attributable to the processing of customer orders of larger unit quantities, as well as an increase in total orders processed. A trend experienced through most of 1995 year to date. Management believes this trend is due in part to increased advertising by the Company, increased awareness of wireless technology options by potential buyers of the Company's products, and customer referrals from the Company's existing customer base. Foreign export sales for the third quarter of 1995 declined to $70,490 as compared to the $91,251 in foreign sales in the same quarter of 1994. This decline is a result of a large order to Taiwan in third quarter 1994, as well as fewer foreign sales being processed for the third quarter of 1995. Year-to-date figures show an increase in foreign sales when compared with 1994. Sales to U.S. Government programs increased from third quarter 1994 levels of $32,276, to $87,921 for the third quarter of 1995. The primary reason for this increase were orders processed by the Company under its AIT subcontract. The decrease in engineering services billed for the third quarter of 1995 as compared with the same quarter of 1994 is a result of an decrease in requests for engineering services. Year-to-date figures reflect an increase in engineering service revenues as compared to 1994.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. A percentage breakdown of EST's major customer categories for the third quarter of 1995 and 1994 are as follows:

                                         For the third quarter of
                                            1995          1994
                                          -------       ------
       Domestic Sales                        64%          65%
       Export Sales                          16%          26%
       U.S. Government Sales                 20%           9%

A percentage breakdown of EST's product sales categories for the third quarter of 1995 and 1994 are as follows:

                                         For the third quarter of
                                            1995          1994
                                           -------      --------
      ESTeem Model 84SP/85SP                  2%           1%
      ESTeem Model 85                        14%          15%
      ESTeem Model 95                        24%           5%
      ESTeem Model 96                        31%          43%
      ESTeem Model 98                         2%           8%
      PEM and PEM-CPU                         -            -
      ESTeem Accessories                     20%          14%
      Factory Services                        1%           2%
      Site Support                            6%          10%
      Other                                   -            2%

The majority of the Company's domestic sales in the third quarter were made to Supervisory Control and Data Acquisition (SCADA) applications. It is Management's opinion that these applications will continue to provide the largest portion of the Company's domestic revenues in the foreseeable future. Products purchased by foreign customers in the third quarter of 1995 were used primarily in Industrial Control applications. In Management's opinion, these applications will continue to provide the largest portion of the Company's foreign revenues in the foreseeable future. Products purchased by U.S. Government agencies or U.S. Government contractors in the third quarter of 1995 were utilized primarily in Inventory Control. It is Management's opinion that, in the future sales to the U.S. Government will continue to be used in Inventory Control applications.

The Company's revenues have historically fluctuated from quarter to quarter due to timing factors such as customer order placement and product shipments to customers, as well as customer buying trends, and changes in the general economic environment. The procurement process regarding plant and project automation, or project development, which usually surrounds the decision to purchase ESTeem products can be lengthy. This procurement process may involve bid activities unrelated to the ESTeem products, such as additional systems and subcontract work, as well as capital budget considerations on the part of the customer. Because of the complexity of this procurement process, forecasts in regard to the Company's revenues become difficult to predict.

BACKLOG: The Corporation had backlog in the amount of $9,596 at September 30, 1995. This backlog consisted of an order for the United States Marine Corps, awaiting components, and a foreign order awaiting final shipment details. Both of these orders were filled during the first part of October, 1995. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 working days after receiving an order.

COST OF SALES: Cost of sales percentages of gross sales for the third quarters of 1995 and 1994 were 39% and 37% of gross sales respectively. Cost of Sales variations are attributed to the type of product sold and the size of orders filled. Larger orders grant lower sales prices because of volume discounting, thus reducing the margin of profit.

OPERATING EXPENSES: Operating expenses for the third quarter of 1995 were $14,040 higher than the third quarter of 1994. The following is a delineation of operating expenses:

     For the quarter ended:   Sept. 30     Sept. 30    Increase
                                1995        1994      (Decrease)
                             ---------    ---------   ----------
     Finance/Administration   $ 27,468     $ 27,528    $(    60)
     Research/Development       23,437       27,239     ( 3,802)
     Marketing                  45,476       32,682      12,794
     Customer Service           12,870        7,762       5,108
                              --------     --------    --------
     Total Operating Expenses $109,251     $ 95,211    $ 14,040
                              ========     ========    ========

FINANCE AND ADMINISTRATION: Finance and Administration expenses reflect costs associated with maintaining the Corporation's records, licensing requirements and providing administrative support. During the third quarter of 1995 Finance and Administration expenses decreased $60 over the third quarter of 1994. Expenditures for Finance and Administration for the third quarter of 1995 were stable when compared with expenditures for the same quarter of 1994.

RESEARCH AND DEVELOPMENT: Research and Development expenses reflect costs associated with development of new products and software, in addition to improvements of existing products and software. During the third quarter of 1995, Research and Development expenses decreased $3,802 over the same period of 1994. The decrease is attributable to a general reduction in subcontracted Research and Development expertise from the same period of 1994. The 1994 expenditures contained development costs for the ESTeem 900 MHz wireless modem, a project which had since been discontinued due to market changes. The Company has received increased requests for a product using 'spread spectrum' technology, rather than a narrow band, packet burst, 900 MHz radio product which had been under development. Developments from the previous project are being applied to a new generation of products currently under development, which includes a product using 'spread spectrum' technology. The reduction in expenditures experienced in the third quarter is temporary and does not reflect a trend in expenditures for the remainder of 1995. Management foresees increased Research and Development expenditures on a whole during 1995 as the Company pursues opportunities for the development of the new generation of ESTeem products. Management estimates approximately $100,000 in Research and Development costs will be incurred during fiscal year 1995.

MARKETING: Marketing expenses reflect costs associated with product sales. The Company's marketing program is conducted by direct sales, non-exclusive distributorships, Original Equipment
Manufacturers (OEM's) and sales representatives. The Company advertises in INDUSTRIAL & CONTROL SYSTEMS magazine, AB JOURNAL magazine, and the THOMAS REGISTER. The Company also attends product trade shows, such as the Allen-Bradley Automation Fair throughout the year. During the third quarter of 1995, marketing expenses increased $12,794 over the same period in 1994. This increase is attributable to increased sales levels resulting in higher sales commissions paid, increased advertising projects, and associated printing costs. It is the opinion of Management that increased advertising and marketing projects are partly responsible for increased sales experienced to date in 1995.

CUSTOMER SERVICE: Customer service expenses reflect costs associated with after-sale customer support. Customer service expenses for the third quarter of 1995 increased by $5,108 when compared to the third quarter of 1994. The increase is attributable to a lower amount of department expenses that were billable to customers, as compared to the same quarter of 1994.

INTEREST AND DIVIDEND INCOME: The Corporation earned $13,730 in interest and dividend income during the quarter ending September 30, 1995 as compared to $6,935 for the third quarter of 1994. Sources of this income were savings and money market accounts, short term investments, and investments in marketable securities.

INTEREST EXPENSE: The Corporation did not incur any interest expense during the quarter ending September 30, 1995.

ENGINEERING SUPPORT: Engineering support expenses are the Corporation's travel, wage, and per-diem costs associated with engineering services provided at customer sites. Engineering support costs decreased to $20,931 for the third quarter of 1995, as compared to third quarter 1994 levels of $29,095. This decrease is attributable to lower engineering services revenues for the third quarter of 1995, which is directly related to the expenses incurred in support of those revenues. Management believes that the decline is a result of customer delays in project startups in the third quarter of 1995.

NET INCOME: The Corporation had a net profit of $105,824 for the third quarter of 1995, compared to a $79,336 for the third quarter of 1994. The net profit increase is primarily attributed to increased sales during the third quarter of 1995.

INVENTORY: Inventories consist of component parts used to assemble the ESTeem products as well as accessories used in the operation of the ESTeem products. As of September 30, 1995, the Corporation's inventory decreased $91,217 over the inventory level at December 31, 1994. This decrease is attributable to the processing of increased customer orders in the third quarter, as well as a conservative procurement strategy on the part of the Company. The breakdown of the segments of inventory is discussed in NOTE 1 to the financial statements.

B.  Financial Condition as of September 30, 1995.

The Corporation's current asset to current liabilities ratio at September 30, 1995 was 16:1 compared to 45:1 at December 31, 1994. The ratio decrease is primarily attributable to an increase federal income taxes payable, refundable deposits held for pending foreign orders, and an increase in trade accounts payable.

C.  Liquidity and Capital Resources

The Company's working capital increased by $258,401 during the first nine months of 1995. A delineation of the changes is as follows:

                             Sept. 30     December 31     Increase
                               1995          1994        (Decrease)
                             --------     -----------     --------
  Cash                      $  15,708    $   66,032     ($  50,324)
  Money Market                428,235       400,935         27,300
  Marketable Securities(net)  117,253        98,120         19,133
  Certificates of Deposit     302,000       203,000         99,000
  Bankers Acceptances         300,000       100,000        200,000
  Accounts receivable(net)    313,165       164,311        148,854
  Inventory                   332,715       423,932     (   91,217)
  Accrued interest              1,113         1,922     (      809)
  Note rec. (Current Port.)     4,062         5,249     (    1,187)
  Prepaid expenses             11,222         3,073          8,149
  Prepaid income tax                0        16,471     (   16,471)
                            ---------     ---------       --------
                           $1,825,473    $1,483,045      $ 342,428
                            ---------     ---------       --------
  Current liabilities      $  117,224    $   33,197      $  84,027
                            ---------     ---------       --------
  Working capital          $1,708,249    $1,449,848      $ 258,401
                            =========     =========       ========

The Corporation's operations rely solely on the income generated from sales. It is Management's opinion that the Corporation's working capital as of September 30, 1995 is adequate for the next twelve months, assuming operating expenses and material acquisitions average approximately $70,000 per month.

The cash and short term investments of the Company changed in holding amounts during the first nine months of 1995, with the majority of idle cash being but into Banker Acceptance short term investments, certificates of deposit, and money market accounts. The reason for the change is so these resources will earn improved rates of return.

The Company holds an investment in marketable securities in the Piper Jaffray Institutional Government Fund. Public information indicates
Piper Jaffray suffered losses due to derivatives in its Institutional Government Income Portfolio Mutual Fund. Because of this fact and the fact that declines in fixed income funds are not expected to reverse in the near term, Management reached the conclusion that the decline in value of the investment would be considered other than temporary. A write down of $46,558 was realized due to the other than temporary decline in value of the Company's investment for the quarter ending June 30, 1995, as is outlined in paragraph 16 of FASB 115. As of June 30, 1995, the value of the investment had recovered to an unrealized loss level of $46,558, up from the December 31, 1994 level of $55,606. As of September 30, 1995, the Company's investment had experienced an unrealized loss of $407, which is reflected in the value of the Marketable Securities investment, as is required under FASB 115. Due to the current rate of return for investment, it is Management's intention to continue to hold this investment for the short-term. The investment in the Institutional Government Fund will be examined in detail through the end of 1995 as to ascertain the feasibility of holding the investment.

On September 30, 1995 the Corporation's accounts receivable were
$317,179. The aging of the accounts receivable as of September 30, 1995 is as follows:

      Days                            Percent
     ------                           -------
      0-30                               55%
     31-60                               28%
     61-90                               17%
     Over 90 days                         0%

In the first nine months of 1995, accounts in the amount of $2,141 were written off as uncollectible. The remaining allowance for uncollectible accounts of $4,014 is considered to be adequate to cover potential uncollectibles through the year end due to past experience with low occurrence of account write-offs. The majority of the accounts receivable aged in excess of 60 days are the result of a single customer order involving a construction project, which Management feels will result in a lengthened collection cycle. Management believes that all of the Corporation's remaining accounts receivable amounts existing as of September 30, 1995 are collectible.

Inventory levels as of September 30, 1995 were $332,715, a decrease from the December 21, 1994 level of $423,932. This a result of customer order shipments reducing inventory stocks, and a conservative purchasing strategy on the part of the Company.

On May 31, 1991 the Corporation received a Promissory Note from Western Data Com in the amount of $31,491 to cover its outstanding accounts receivable balance. The Note bears interest at 12% per annum payable at $1,500 per month until paid in full. At September 30, 1995 the unpaid balance of the note was $4,062. Western Data Com is past due with it's obligation regarding the note payable. Management expects to collect the remaining balance due on the note.

Expenses prepaid by the Company as of September 30, 1995 increased to $11,222 from the December 31, 1994 level of $3,073. This increase is a result of annual insurance policy renewals in August of 1995, as well as prepaid fees for tradeshows to be attended later in 1995.

Prepaid federal income taxes decreased from $16,471 as of December 31, 1994 to a federal income taxes payable liability of $66,515 at September 30, 1995. This is a result of taxes incurred during the first nine months of the year being applied against a tax overpayment which existed as of December 31, 1994.

As of September 30, 1995 the Corporation's current liabilities were $117,224, an increase of $84,027 from December 31, 1994. This increase is attributable to an increase in federal income taxes payable, trade accounts payable, and refundable customer deposits for pending foreign orders. As of September 30, 1995, all of the Corporation's accounts payable were within agreed terms.

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

The Company's AIT subcontract with INTERMEC, dated July 26, 1994, is a five year indefinite delivery, indefinite quantity, fixed price contract through September 1999. Based on the terms of the AIT contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to AIT orders on an as needed basis. Sales under the AIT contract in 1994 were minimal due to the late awarding of the contract. With the exception of a $50,000 order processed in September, it is Management's opinion that sales under the AIT contract will be minimal for the remainder of the 1995 fiscal year.

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

D.  Capital Expenditures

The Corporation expended $11,561 for capital assets during the quarter ended September 30, 1995. These expenditures consist primarily of hardware used in Research and Development. Management anticipates expending approximately $100,000 on Research and Development projects for the 1995 fiscal year, which will include additional equipment and outside professional expertise.

E.  Inflation

The Corporation experienced minimal, if any, impact from inflation during the third quarter of 1995.

                                 PART II
                            OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company was notified on March 8, 1995 that it was included in a class action against Piper Jaffray. Piper Jaffray is the manager of the Company's marketable securities fund which experienced losses as described in Note 13 to the financial statements. This litigation is an Amended Consolidated Class Action Complaint orginally filed on October 5, 1994. The class action was filed under the title IN RE:
PIPER FUNDS, INC. INSTITUTIONAL GOVERNMENT INCOME PORTFOLIO LITIGATION in the United States District Court, District of Minnesota. The primary defendants are Piper Jaffray Companies Inc. and Piper Capital Management Incorporated. The counsel for the class action plaintiffs is the firm of Schatz, Paquin, Lockridge, Grindal & Holstein with co-cousels of Head, Seifert, & Vander Weide. A settlement of the litigation has been negotiated, which at the time of filing is undergoing final court approval, which if granted, will be submitted to the class for approval. Due to the currently uncertain nature of this settlement, amounts or timing of any settlement cannot be predicted at the time of filing for this report.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Exhibit 27. Financial Data Schedule

    (b) Reports on Form 8-K

        Form 8-K dated August 10, 1995 is incorporated herein by reference. Form 8-K dated August 11, 1995 is incorporated herein by reference.

        Exhibit Index                                   Reference
                                                       Form 10-QSB
        Exhibit Number                       Notes to Financial Statements

     4. Instruments defining the Rights of Security Holders including indentures.

         Forms 8-K dated Jul 12, 1991, Dec 14, 1992, and Dec 10, 1993, are incorporated herein by reference.
         Form 8-K/A dated Feb 3, 1995 is incorporated herein by reference.

   11. Statement Re: computation of per share earnings.   Note 2 to
                                                    Financial Statements

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ELECTRONIC SYSTEMS TECHNOLOGY, INC.


Date: November 2, 1995     By:    T.L. KIRCHNER
                           Name:  T.L. Kirchner
                           Title:  Director/President
                                   (Principal Executive Officer)

Date: November 2, 1995     By:    ROBERT SOUTHWORTH
                           Name:  Robert Southworth
                           Title:  Director/Secretary/Treasurer
                                   (Principal Financial Officer)