Form 10KSB
period 1995-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1996-03-20
CIK 752294

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
           For the fiscal year ended  DECEMBER 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934 (No Fee Required)
       For the transition period             to
                                   ----------     ----------

               Commission file number   2-92949-S
                 ELECTRONIC SYSTEMS TECHNOLOGY, INC.
           (Name of small business issuer in its charter)

           WASHINGTON                           91-1238077
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation or organization)

    415 N. QUAY ST., KENNEWICK , WASHINGTON            99336
       (Address of principal executive offices)    (Zip Code)
              Issuer's telephone number  (509) 735-9092
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

  Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Not applicable [X]

  State issuer's revenues for its most recent fiscal year. $1,731,949.
                                                           ----------

  On January 23, 1996 the aggregate market value, based on the average of the bid and asked Price, of the voting stock held by nonaffiliates of the registrant was $2,000,990.

  The number of shares outstanding of the registrant's common stock as of January 23, 1996: 5,006,667 shares.

  DOCUMENTS INCORPORATED BY REFERENCE
  The following documents are incorporated by reference into Parts I, II, III, and IV of this report: (1) Form S-18, effective Nov. 5, 1984, Commission File No. 2-92949-S; (2) Form 8-K, filed March 15, 1985, Commission File No. 2-92949-S; Forms 8-K dated July 12, 1991,
December 14, 1992, December 10, 1993, Form 8-K/A, dated February 3, 1995, and Form 8-K, dated June 2, 1995.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                                  PART I

                                  ITEM 1
                                 BUSINESS

Electronic Systems Technology, Inc. ("EST" or the "Company") specializes in the manufacturing and development of wireless modem products. The Company uses its research and development, manufacturing, and marketing efforts to produce and market the Company's line of ESTeem Wireless Modem products and accessories. The Company offers a product line which provide innovative communication solutions for applications not served by existing conventional communication systems. The product line is offered in the growing markets for process automation in commercial, industrial, and government arenas domestically, as well as internationally. The Company's product line is marketed through direct sales, sales representatives, Original Equipment Manufacturers (OEM's), and domestic, as well as foreign, resellers.

The Company was incorporated in the State of Washington in February, 1984, and was granted a U.S. Patent for the "Wireless Computer Modem" in May 1987, and the Canadian patent in October 1988. During the past three years, the Company has continually refined its product line in response to customer needs, as well as developing a new generation of faster, more flexible, ESTeem products which are scheduled for completion in early 1996. The Company has continued to expand its customer base, particularly in the industrial controls arena with its efforts to team with all major programmable logic controller (PLC) hardware vendors. This cooperation with PLC vendors has resulted in the Company being recommended as the "Wireless Computer Modem" supplier for several networks of distributors for the PLC industry. The Company has also been included as hardware provider on Government programs such as the Core Automated Maintenance System (CAMS) for the U.S. Air Force, and Automatic Identification
Technology  (AIT) for the U.S. Army.   In 1995, the Company had increased
sales to the Supervisory Control and Data Acquisition (SCADA) marketplace, with involvement in several water and wastewater treatment projects.

PRODUCTS AND MARKETS

EST's product line is a family of narrow band, packet burst, VHF & UHF FM radio modems provide communication links between computers, peripherals, and instrumentation controls using radio frequency waves.

Increasing computer applications in the business and industrial environment are continuously placing new requirements on data transfer. Prior to the invention of the ESTeem modem, the majority of data transfers used telephone modems or direct cable connections. Both of these alternatives had a costly side effect. When utilizing telephone modems, there is a monthly charge for the use of telephone lines. When using direct cable connections the cost of installing cable systems will usually cost as much or more than the cost of the communication system. ESTeem wireless modem products provide a "Wireless Solution" by eliminating the need for conventional hardwiring and leased phone lines.

All of the ESTeem models ("ESTeems") come with the industry standard asynchronous communications ports to give the user a new dimension to "Local Area Networking". As many as 253 devices can be interfaced on a single frequency. ESTeem wireless modems have over one hundred internal software commands to allow the user to easily configure the unit for any application or use. The ESTeem setup parameters are saved in its own non-volatile memory.

ESTeem Modems work on a packet burst communications concept. Packet systems, whether hardwired or radio, share the same principle of operation; data is taken from a standard RS-232C or RS-422 asynchronous port and is transmitted in "Electronic Packets" (i.e. electronic packets of information). The size of the packet can be defined by the user from 1 to 1010 bytes of information. Once a packet of data is formed, it is transmitted in a "burst," from one ESTeem to another, hence the term "packet burst communications." ESTeem Modems provide data accuracy of greater than one part in 100 million. The ESTeems have frequency agility in the VHF and UHF frequency ranges. Internal Digi-Repeater features allow the user to increase operating range by relaying transmission through a maximum of three ESTeems to reach the destination ESTeem. An ESTeem can operate as an operating node, a repeater node, or both simultaneously, for added flexibility.

"Private Data Communications" is provided by the use of the ESTeem firmware, Synchronous Data Link Control (SDLC), bit compression, and Manchester encoding techniques. The user can define over four different security code and communications parameter groups that allow communication access to the "Radio Area Network". If higher security is required, the ESTeem is compatible with asynchronous Data Encryption Standard (DES) encryption devices.

PRODUCT APPLICATIONS

Some of the major applications and/or industries for which the ESTeem products are being utilized are as follows:

     Water and Waste Water Industry        Transportation
     Industrial Process Control            Overhead Crane Control
     Remote Data Acquisition (SCADA)       Shop Floor Manufacturing
     Law Enforcement/Public Safety         Intra-Office/Building Computer
                                                Networking

     Petroleum Industry                    Federal
         Oil and Gas Pipelines             Ground Mobile Communications
         Offshore Production               Ship to Shore Communications
         On-shore Production              Flight Line Maintenance
         Tank Farm

PRODUCT LINES

VHF RADIO MODEM PRODUCTS: Operating in the mid 60-70 MHz band of the VHF RF spectrum. The ESTeem VHF radio modem products are the ESTeem Model 85 and Model 95.

     The standard production units of the ESTeem Model 85 and 95 are configured to operate in the lower 70 MHz spectrum. The frequency and receiver sensitivity of the Model 85 ESTeem is field adjustable via switches on the rear of the unit. The Model 95 ESTeem has the same features as the Model 85 with the following additional technical enhancements: software frequency agility, software selectable receiver sensitivity, and received signal strength option. Listed below are the major markets for these products:

     Domestic:      Industrial control, SCADA, and inventory control.
     International: Telephone by-pass, industrial control, and SCADA.
     Federal:       Inventory and command control.

UHF RADIO MODEM PRODUCTS: Operating in the lower 400 MHz federal radio band, and the mid to upper 400 MHz commercial radio band of the UHF RF spectrum. The ESTeem UHF radio modem products are the ESTeem Model 96F, 98F, and 96C.

    The UHF radio modem products, ESTeem Models 96F, 98F, and 96C, have the same features as the VHF radio modem products, but were designed to operate in the lower 400 and upper 400 MHz areas of the UHF RF spectrum. The ESTeem Model 96F is designed to operate in the lower 400 MHz United States Federal radio frequency bands. The ESTeem Model 98F is a variant of the Model 96F designed to operate in extreme vibration environments, used mainly by the U.S. Federal Government for command control applications. The ESTeem Model 96C was designed to operate in business radio bands of upper 400 MHz. All of the UHF radio modem products have the additional following technical capabilities: software frequency agility, software selectable receiver sensitivity, and RF output power from two to four watts depending on customer licensing. Listed below are the major markets for these products:

     Domestic:      Industrial control, SCADA, and inventory control.
     International: Telephone by-pass, industrial control and SCADA.
     Federal:       Inventory and command control.

SPECIALTY MODEM PRODUCTS: Network enhancing products using ESTeem modem technology. The ESTeem specialty modem products are the ESTeem Model 84SP, 85SP and Port Expansion Module.

    The ESTeem Models 84SP and 85SP are special purpose versions of the ESTeem Model 85 without the radio transceiver circuitry. In place of the transceiver card is a universal interface card that allows the use of a customer's full- or half-duplex radio transceiver, turning it into a packet burst communications device. The technical name for these devices is "packet node controller". The Model 85SP is a lower cost version of the 84SP and contains only the necessary circuitry for interfacing to direct digital modulated radios. These products were originally designed to provide product sales, when interfaced to another manufacturer's transceiver, in radio frequency spectrums in which EST does not manufacturer transceivers. The major market for these products are civilian SCADA and public safety applications.

    The ESTeem Port Expansion Module (PEM) is designed to allow a single ESTeem product to have up to eight independent RS-232/422 communications ports. The PEM is designed with the proper input/output interfaces to be cascaded to additional PEM modules to increase the communications ports in multiple groups of eight. The major market for this product is main frame to remote terminal applications in the Domestic, Foreign, and Federal markets.

ADDITIONAL PRODUCTS AND SERVICES

The Company also sells various accessories for its ESTeem product lines.

Accessories are purchased from other manufacturers and resold by EST to support the application of ESTeem wireless modem products. Antennas, power supplies and cable assemblies are examples of such items. The Company also provides Factory Services, such as repair and upgrade of ESTeem products. To assist in the application of ESTeem wireless modems the Company provides professional services, site survey testing, system start-up, and custom engineering, which are billed to customers at a standard rate, plus expenses.

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

Due to the rapidly changing technology environment of the communications industry, specifically the markets in which the Company's products compete, standards and technologies are subject to rapid and unexpected changes. This environment results in the Company continually being required to update and enhance its existing products, as well as develop new products in order to remain competitive. Research and Development expenditures for new product development and improvements of existing products by the Company for 1995 and 1994 were $85,265 and $102,918, respectively. None of the Company's research and development expenses are directly paid for by any of the Company's customers. In 1995, the Company contracted with an independent engineering company specializing in radio design, when that expertise was required. During 1994, the Company had contracted this service with Remtron, Inc. The President of Remtron is a Director of the Company. Remtron did not perform any services for the Company in 1995.

The Company has under development a new generation of ESTeem products scheduled for release in the second quarter of 1996. These products are planned to replace existing product lines in the VHF and UHF radio modem product categories. Development has recommenced on a line of radio modem products, scheduled for release in late 1996 or early 1997. These products are targeted for applications within the Industrial Control and Federal markets. The products described above are currently under development and have to date not received required FCC Type Acceptance. The Company plans on continued research and development expenditures and to undertakes new development and improvement projects as they become necessary.

MARKETING AND CUSTOMERS

The majority of the Company's products are sold and distributed directly from the Company's facility through direct sales to the end users of the ESTeem products. The remainder of the Company's sales are through non-exclusive, non-stocking Resellers, and Original Equipment Manufacturers (OEM's). Normally, ninety-five percent of the Company's products are distributed through direct sales and five percent are through Reseller and OEM entities. The Company carries a minimal amount of backlog, if any. Customers generally place orders on an "as needed basis". Shipping dates for most products are generally within 5 working days after receipt of an order. As of December 31, 1995, the Company had a backlog of $35,962, for orders placed late in December. The majority of these orders were shipped within the first week of January, 1996.

During 1995, the Company advertised in trade publications targeted at users of control, instrumentation, and automation systems worldwide. The Company's advertising is targeted toward customers using Programmable

Logic Controllers (PLCs). There are approximately twenty five major PLC manufacturers worldwide.

The Company is continuing its Government sales activities which are directed towards all branches of the United States Armed Services. Examples of projects the Company's products are included in are flight-line maintenance for the United States Air Force, flight-line lighting for the United States Navy, command and inventory control for the United States Marine Corps, and the Automatic Identification Technology program for the United States Army.

For the year ended December 31, 1995, the largest sales concentration were to entities of the United States Government, which amounted to 26% of total product sales for the year. Foreign sales were 15% of total revenues for 1995. No other sales to a single customer comprised 10% or more of total product sales as of December 31, 1995. (See "Management Discussion and Analysis of Operations and Financial Conditions", and "Financial Statements")

The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract runs through March 31, 1996. A renewal GSA contract is being negotiated. If awarded the new GSA contract period is expected to extend through March 31, 1997.

The Company participates in Government programs with contracts administered by UNISYS Corporation and Intermec Corporation. Both contracts are fixed price, indefinite quantity and delivery agreement. The current UNISYS contract expires September 30, 1997 and the current Intermec contract expires September 30, 1999.

COMPETITION

The Company's competition varies according to the market in which the Company's products are competing. All of the markets in which the Company's products are sold are highly competitive. Listed below are the markets the Company's products compete in and competition in those markets:


Major Market                          Major Competitors

Remote Data Acquisition,              Aerotron-Repco, GRE America,
Industrial Control, Shop Floor        Johnson, Maxon, Microwave Data
Manufacturing, Overhead Crane         Systems, Motorola, Metricom, and
Control.                              Proxim.

Computer Networking inter             Aironet Wireless Communications,
and intra building.                   Cylink, Digital Wireless,
                                      Metricom, and Proxim.

Radio Area Networking of hand         Intermec, LXE, Norand, Symbol/MSI,
held data collection terminals        and Telxon.
and bar coding.

Federal applications.                 Data Radio, Datron, Harris,
                                      Lockheed Martin, Magnavox,
                                      Motorola, Siemens, Watkins-Johnson,
                                      and California Microwave

Management believes the ESTeem products compete favorably in the market because of performance, price, and adaptable to a wide range of applications. The Company's major limitation in competing with other manufacturers is its limited marketing budget.

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

EST was granted a United States patent in 1987 for a "Wireless Computer Modem". In 1988, EST was granted a Canadian Patent for a "Wireless Computer Modem". Both patents have lives of 17 years. Trademark for the ESTeem Wireless Modem was granted in 1985.

To protect the Company against unauthorized disclosure of proprietary information belonging to the Company, all employees, dealers, distributors, original equipment manufacturers, sales representatives and other persons having access to confidential information regarding Company products or technology are required to sign non-disclosure agreements.

GOVERNMENT REGULATION

For operation in the United States, the ESTeem RF Modems require Federal Communications Commission (FCC) Type Acceptance. The FCC Type Acceptance is granted for devices which demonstrate operation within performance criteria mandated, observed, and tested by the FCC. All of the Company's products requiring FCC Type Acceptance have been granted such acceptance.

For operation in Canada, the ESTeem RF Modems require Canadian Department of Communications (DOC) Type Acceptance. The DOC Type Acceptance is granted for devices which demonstrate operation within performance criteria mandated, observed, and tested by the DOC. To date the ESTeem Models 85, 96C, and 96F have applied for and have been granted type acceptance in Canada.

SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of its products from sole suppliers. Key components for the Company's products are supplied by the Motorola Corporation, purchased through a number of distributors. The components provided by Motorola could be replaced or substituted by other products, if it became necessary to do so. It is possible that if this action became necessary, a material interruption of production and/or material cost expenditures involved with locating and qualifying replacement components could take place.

For the new generation of products in development, discussed in research and development above, the Company is implementing a component configuration with surface mount component technology. The Company is not experienced with surface mount component technology and expects to incur expenses related to training of its employees and equipping its facility to effectively produce the new generation of products containing surface mount technology components.

A Approximately 20% of the inventory at December 31, 1995 consisted of parts that have lead times ranging from 16 to 40 weeks. Some of these parts are maintained at high levels to assure their availability to meet expected production requirements, and accordingly, account for a significant portion of the inventory dollar amount. Based on past experience with component availability, current distributor relationships, and current inventory levels, the Company foresees no anticipated shortages of materials used in production.

The Company contracts with Manufacturing Services, Inc., in Kennewick, Washington, for assembly of the Company's products, using material purchased by the Company. By contracting with Manufacturing Services, Inc., the Company is able to avoid staff fluctuations associated with staffing its own manufacturing operation. The President of Manufacturing Services, Melvin H. Brown, is a Director of the Company. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies. (see discussion of related party transactions in Management Discussion and Analysis of Operations and Financial Condition.)

EMPLOYEES

As of December 31, 1995, the Company employed a staff of 11 persons on a full time basis, 2 in marketing, 2 in technical support, 4 in engineering/manufacturing, and 3 in Finance and Administration. The Company employs part-time labor on an as needed basis, usually in engineering/manufacturing. At year end 1995 the Company employed 1 part-time employee. None of the Company's employees are represented by a labor union and the Company believes it has good relations with its employees.

                                    ITEM 2.
                                  PROPERTIES

EST does not own any real property, plants, mines, or any other materially important physical properties. The Company's administrative offices and laboratories are located in leased facilities at 415 N. Quay Street, Kennewick, Washington. The Company leases its office and laboratory space in a lease agreement with The Port of Kennewick in Kennewick, Washington for approximately 6,300 square feet of office and laboratory space. The total monthly lease cost is $1,785.69, including a leasehold tax of $203.19. The lease covers a period of three years which expires November 30, 1996.

The Company also owns miscellaneous assets, such as computer equipment, laboratory equipment, and furnishings. The Company doe not have any real estate holdings, nor investments in real estate. The Company maintains insurance in such amounts and covering such losses, contingencies and occurrences that the Company deem adequate to protect if and its property. Insurance coverage includes a comprehensive liability policy covering legal liability for bodily injury or death of persons, and for property owned by, or under the control of the Company, as well as damage to the property of others. The Company maintains key man life insurance protecting the Company in the event of the death of its President. The Company also maintains fidelity insurance which provides coverage of all its employees.

                                   ITEM 3.
                              LEGAL PROCEEDINGS

No proceedings are identified to proceedings that involve primarily a claim for damages as the amounts involved, exclusive of interest and costs, which exceed 10% of the current assets of the Company. The Company's Form 8-K/A dated February 9, 1996, as filed with the Securities and Exchange Commission, is incorporated herein by reference.

The Company was notified on March 8, 1995 that it was included in a class action against Piper Jaffray. Piper Jaffray is the manager of the Company's marketable securities fund which experienced losses as described in Note 13 to the financial statements. This litigation was an amended consolidated class action complaint originally filed on October 5, 1994, as "In Re: Piper Funds, Inc., Institutional Government Income Portfolio Litigation", Civ. File No. 3-94-587, in the United States District Court, District of Minnesota. At the time of this filing a final settlement of the litigation had been approved by the court, and the Company, as a member of the class, will be party to settlements as are outlined in the class action final settlement.

In a related manner , the Company was notified on January 15, 1996 of a Notice of Pendancy of Class Action against KPMG Peat Marwick, LLP, Civ. File No. 3-94-1073, filed in the United States District Court, District of Minnesota. KPMG Peat Marwick was the auditor for the Piper Jaffray managed Institutional Government Income Portfolio described above. The Company has decided to remain part of the class action against KPMG Peat Marwick at the present time.

                                    ITEM 4.
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of 1995 fiscal year ending December 31, 1995.

                                   PART II

                                    ITEM 5.
    MARKET INFORMATION FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established market for trading the Common Stock of the Company. The Common Stock is not regularly quoted in the automated quotation system of a registered securities system or association. The Common Stock of the Company is traded on the "over-the-counter" market and is listed on the electronic bulletin board under the symbol of "ELST". The following table illustrates the average high/low price of the Common Stock for the last two (2) fiscal years. The "over-the-counter" quotations do not reflect inter-dealer prices, retail mark-ups, commissions or actual transactions.

                                          Bid             Ask

                                      High    Low     High   Low
Fiscal year ended December 31, 1995
    First Quarter                     5/16    3/32    3/8   11/32
    Second Quarter                    9/32    3/32   11/32   9/32
    Third Quarter                    13/32    1/8     1/2    9/32
    Fourth Quarter                   13/32    1/8    53/100 15/32

Fiscal year ended December 31, 1994
    First Quarter                     1/2     1/4     3/4    7/16
    Second Quarter                   11/32    1/4     1/2    3/8
    Third Quarter                    13/32    5/16    9/16   1/2
    Fourth Quarter                    5/16    7/32    1/2    5/16

The above data was compiled from information obtained from the National Quotation Bureau, Inc. daily quotation service.

The approximate number of record holders of common stock of the Registrant as of January 23, 1996 was 704 persons/entities.

Electronic Systems Technology Inc. has never paid a cash dividend and the Board of Directors does not anticipate declaring cash dividends in the foreseeable future.

                                   ITEM 6.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Management's discussion and analysis is intended to be read in conjunction the Company's audited financial statements the integral notes thereto. The following statements may be forward looking in nature and actual results may differ materially.

RESULTS OF OPERATIONS

GENERAL: The Company is specializes in the manufacturing and development of wireless modem products. The Company offers a product line which provide innovative communication solutions for applications not served by existing conventional communication systems. The Company offers its product lines in the growing markets for process automation in commercial, industrial, and government arenas domestically, as well as internationally. The Company markets its products through direct sales, sales representatives, Original Equipment Manufacturers (OEM's), and domestic, as well as foreign, resellers. Operations of the Company are sustained solely from revenues received through sales of its products and services.

FISCAL YEAR 1995 vs. FISCAL YEAR 1994

GROSS REVENUES: Total revenues for the fiscal year 1995 were $1,731,949 reflecting a 29% increase from the $1,340,380 total revenues for fiscal year 1994. The increase is attributable primarily to increased sales in 1995, to $1,535,071 as compared to 1994 sales of $1,197,720. Throughout 1995 the Company experienced increases in both customer orders of large quantity, and in total customer orders processed. Management feels this trend is due in part to increased advertising by the Company, increased awareness of wireless technology options by potential buyers of the Company's products, and customer referrals from the Company's existing customer base. The Company's revenues fall into three major customer
categories, Domestic, Export, and U.S. Government Sales.   (See Note 6 to
Financial Statements.)

In 1995, a majority of the Company's domestic sales were for Supervisory Control and Data Acquisition (SCADA) applications and Industrial Controls applications. An example of a SCADA system is a city's water treatment operation. An example of an Industrial Control system is a manufacturer's remote control crane operation. It is Management's opinion that these applications will continue to provide the largest portion of the Company's revenues in the foreseeable future. The percentage reduction in domestic sales is due primarily to an offsetting increase in sales to the U.S. Government in 1995.

In 1995, the Company had $223,800 in foreign export sales, amounting to 15% of total product sales for the year. For year end 1994, foreign export sales were $244,325, or 19% of total product sales for the year. It is Management's opinion that the reduction in overall foreign export sales is due to fewer purchases from customers in Asia. The reason for the decrease in Asian sales volume is unknown, though potential customer contacts were active during the year. Products purchased by foreign customers were used primarily for Industrial Control applications. It is Management's opinion foreign sales will continue to be strong in the Industrial Control arena. Other than sales through foreign distributors, management believes a majority of the Company's export sales have been obtained as a result of advertisements in INDUSTRIAL & CONTROL SYSTEMS magazine. The geographic composition of the Company's foreign export sales for 1995, and 1994 are shown in Note 6 to the Financial Statements. (See Note 6 to Financial Statements.)

In 1995 products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $396,567 or 26%, of total product sales compared with 1994 levels of $215,000, or 18%, of total product sales. The increase in U.S. Government sales are primarily the result of three factors; 1) Sales to the U.S. Marine Corps (USMC), an order which had been postponed by the USMC in late 1994. 2) Unexpected sales under the Company's AIT subcontract with the Intermec Corporation. 3) Sales in the fourth quarter under the Company's CAMS subcontract with the Unisys Corporation, the last order for which came in fourth quarter 1993, and unusually weighted the U.S. Government sales for that fiscal year.

Products purchased by the U.S. Government were utilized in three primary applications: Inventory Control, PC/PC (Personal Computer) networking, and Command Control. The major application for EST products is in Command Control applications, with Inventory Control second and PC/PC networking third. It is Management's opinion that in the future Command Control applications will exceed PC/PC networking applications and inventory control applications. Due to the uncertainty of the nature of U.S. Government purchasing in general, and specifically the AIT, CAMS, and other programs the Company's products are involved in, Management does not base liquidity, profitability, or material purchase projections on anticipated sales.

As of December 31, 1995, the Company had a backlog of $35,962, for orders placed late in December. The majority of these orders were shipped within the first week of January, 1996. The Company carries a minimal amount of backlog, if any. Customers generally place orders on an "as needed basis". Shipment for most of the Company's products is generally made within 5 working days after receipt of customer orders.

COST OF SALES: Cost of Sales, as a percentage of gross sales, for the years of 1995 and 1994 remained steady at 39%. Cost of Sales variations that occur are normally attributed to the type of product sold and the size of the order. Larger orders grant lower sales prices, reducing the margin of profit.

INVENTORY: The Company's year-end inventory values for 1995 and 1994 were as follows:
                               1995           1994

        Parts                $198,487       $245,569
        Work in Progress       --0--          30,553
        Finished goods         98,550        147,810
                             --------       --------
        TOTAL                $297,037       $423,932
                             ========       ========


The majority of the Company's material purchases are handled with scheduled purchase orders. A scheduled purchase order is an order where materials are purchased over a time period negotiated with the supplier, generally from 2 months to 12 months. Shipments are made monthly or on an as-needed basis. By using this method, the Company is able to obtain volume discounts on purchases and also assure that materials will be available when needed. Volume discounts generally provides cost savings of 25% or more. If the Company's sales are less than anticipated, inventory over-stocking can occur. The Company's objective is to keep inventory levels as low as possible to provide maximum cash liquidity, while at the same time, meet production and delivery requirements. The Company must also take into consideration that significant portion of ESTeem component parts have lead times ranging from 16 to 40 weeks. Based on past experience with component availability, current distributor relationships, and current inventory levels, the Company foresees no anticipated shortages of materials used in production.

For year end 1995, purchases and costs allocated to cost of goods sold were $475,691 as compared to $503,111 in 1994. This overall reduction is a result of the Company utilizing its inventory stocks to fill customer orders, particularly large U.S. Government orders. This is reflected in the overall reduction of inventory value at year end 1995 to $297,037 down from 1994 year end levels of $423,932.

OPERATING EXPENSES: Operating expenses, prior to allocation of expenses to Cost of Sales and Engineering Services, increased in 1995 to $839,793 from 1994 levels of $743,816. Material changes in expenses is comprised of the following components: Advertising expenses increased to $50,619 in 1995 from 1994 levels of $35,848 due to the Company expanding its advertising exposure, as well as increases in fees charged by publishing companies for EST's advertising. Sales commissions increased from 1994 levels of $17,925 to $31,974 in 1995 due to increased sales to the U.S. Government, which are directly related to the sales commissions paid by the Company. Depreciation expense on the Company's assets increased from 1994 levels of $21,160 to $25,379 in 1995 due to increased depreciable assets acquired by the Company for internal networking, manufacturing, and research and development use. Supplies expenses increased to $12,383 in 1995, from 1994 levels of $9,601 due to increased requirements resulting from elements such as increases in production and research/development projects. Printing expenses increased from 1994 level of $6,750 to $13,104 at year end 1995, due mainly to increased demand for customer support and marketing related material, such as owners manuals, brochures, and technical bulletins, as well as increased shareholder mailings. Professional services decreased from 1994 levels of $61,338 to $46,113 at year end 1995 due to timing differences in amounts paid for engineering services to outside third parties. In 1994, the Company had contracted with Remtron, Inc. for these services, whereas in 1995, engineering expertise was not required on development projects until late in the year.

Salaries increased to $391,826 in 1995, an increase from 1994 levels of $381,243. This increase is a result of increases in wages and benefits costs, as well as higher accrued vacation benefits from a more tenured employee base, in comparison with figures for 1994. Trade show expenses decreased from 1994 levels of $10,017 to $8,688 in 1995, due to discounts on tradeshow fee earned by the Company by being a returning participant at the attended tradeshows.

Bad Debt expense was recorded, and Accounts Receivable reduced in the amount of $57,204 for 1995 for amounts owed to the Company by Diversified Engineering, but unpaid. The Company is examining possible legal options to expedite collection of amounts owed to the Company. There was also a downward adjustment to the allowance for doubtful accounts to $1,284 for 1995 due to the Company's prior history of low accounts write-offs, leading to a net bad debt expense of $54,474 for 1995. The Company's Form 8-K dated February 9, 1996, as filed with the Securities and Exchange Commission, is incorporated herein by reference.

FISCAL YEAR 1994 vs. FISCAL YEAR 1993 RESULTS

During the period between the end of 1993 and the end of 1994, product sales decreased from $1,444,039 in 1993 to $1,197,720 due to domestic customers delaying purchases related to planned site expansions, and a drop in U.S. Government purchasing from 1993, which had included a sale to the UNISYS Corporation which unusually weighted U.S. Government sales in fiscal year 1993. It is Management's opinion that the reduction in sales revenue in 1994 was due to unforeseen changes in the economy, and not the result of known events or unusual trends.

Operating expenses increased in 1994 to $743,816, from 1993 levels of $701, 366. The material changes in expenses for year end 1994 were comprised of the following components: Amortization decreased from $1,828 in 1993 to $397 in 1994 as capitalized software assets became completely amortized. Sales commissions decreased to $17,925 in 1994, from $34,098 in 1993 due to a drop in commissioned sales to the U.S.

Government in 1994. Depreciation increased to $21,160 due to the increased level of depreciable equipment. Material and supplies decreased from $18,471 in 1993 to $9,601 in 1994 due to supplies requirements dropping as related to sales volume and a more conservative supply purchasing strategy employed by the Company. Office and Administration expenses increased from $14,427 in 1994, up from $9,700 in 1993 due to increased Company mailings, and enhancements to administrative information networks. Professional service fees increased from $42,140 in 1993 to $61,338 in 1994, due to general increases in legal and audit fees, and the subcontracting of engineering expertise for research and development projects. Rent and Utilities expense increased to $25,733 in 1994 as a result of the Company leasing additional footage in the building it is currently utilizing. Trade show expenses increased to $10,017 in 1994, due to the Company's increased attendance at trade shows in 1994. Salaries increased from $344,864 in 1993 to $381,243 in 1994 due mainly to increases in wages and related benefit expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company's working capital was $1,723,823 compared with $1,449,848 at December 31, 1994. The increase is primarily attributable to the Company's 1995 after-tax profit of $267,709. The Company's operations rely solely on the income generated from sales. The Company's major capital resource requirement is for maintaining adequate inventory levels. Long lead times for some of the critical components, ranging from 16 to 40 weeks, force the Company to maintain higher than normal inventory levels. It is Management's opinion that the Company's working capital as of December 31, 1995 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 1995 was 14:1 compared to 45:1 at December 31, 1994. The ratio change is attributable primarily to the Company having higher trade accounts payable and federal income tax liability at year end 1995 than recorded for 1994, a less profitable year for the Company, therefore resulting in a comparatively lower federal income tax liability.

The Company's cash resources at December 31, 1995, including cash in the bank and cash equivalent liquid assets, were $1,162,726, reflecting an increase from cash resources of $769,967 for year end 1994. Cash flows from operating activities were provided by net income of $267,709, a decrease in inventory of $126,895, depreciation of $25,379, and non-cash loss on impaired marketable securities of $49,953. Cash flows were primarily offset by increases to investments with terms greater than 90 days of $102,000, and purchases of capital equipment totaling $68,373 in 1995.

Cash and short term investments of the Company changed in holding amounts from year end 1994 to year end 1995, with the majority of the Company's idle cash being invested in commercial paper short term investments, certificates of deposit, and money market accounts. The change in investment strategy by the Company is so that the Company's liquid resources may earn improved rates of return.

The Company holds an investment in marketable securities in the Piper Jaffray Institutional Government Fund (the "Fund"). Public information indicates Piper Jaffray suffered losses due to derivatives in is Institutional Government Income Portfolio Mutual Fund. Write downs in the value of the Company's investment in this Fund totaling $49,953 in

1995 were realized due to the other than temporary decline in value of the investment, treatment for which is outlined in paragraph 16 of Statement of Financial Accounting Standard (SFAS) 115. As of December 31, 1995, the Company's investment in the Fund was valued, net of realized losses, at $121,117. Management is currently examining the feasibility of continuing to hold the Company's investment in the Fund.

The Company's trade accounts receivable, adjusted for uncollectible accounts, at December 31, 1995 were $157,920, compared to $164,311 for 1994. The decrease is attributable to the bad debt reduction of accounts receivable made at year end for amounts owed the Company by Diversified
Engineering.   Bad Debt expense was recorded in the amount of $57,204 for
1995 for amounts owed to the Company by Diversified Engineering, which had not been paid the Company as of December 31, 1995. Management believes that all of the Company's accounts receivable as of December 31, 1995 are collectible.

Aging of accounts receivable, as of December 31, 1995, is as follows:

         Category                        Amount     Percentage
        -----------                    ----------  ------------
         Current                        $97,135        61%
         1-30  past                      39,075        25%
         31-60 past                      22,828        14%
         61-90 past                       nil         - 0 -
         91-120 past                      nil         - 0 -
         over 120                        - 0 -        - 0 -

The balances in the past due categories are considered to be at normal levels for the Company. The Company believes it's level of risk associated with customer receipts on export sales is minimal. Foreign shipments are made only after payment has been received or only if irrevocable letter of credit terms have been pre-arranged. Foreign orders are generally filled as soon as they are received, therefore, foreign exchange rate fluctuations do not impact the Company.

On May 31, 1991, the Corporation received a Promissory Note from Western Data Com in the amount of $31,491 to cover it's outstanding accounts receivable balance. The note bears interest at 12% per annum payable at $1,500 per month until paid in full. At December 31, 1995 the unpaid balance of the note was $3,449. Western Data Com is past due with it's obligation regarding the note payable. Management expects to collect the remaining balance due on the note.

Inventory levels as of December 31, 1995 were $297,037, a decrease from December 31, 1994 level of $423,932. This decrease in inventory is a result of increased customer orders in 1995 reducing inventory stocks, and a conservative purchasing strategy on the part of the Company.

Outlays for capital expenditures during fiscal year 1995 amounted to $68,373. These expenditures were primarily for equipment used for research/development, manufacturing, and computer upgrades. The Company intends on investing in additional capital equipment as it is deemed necessary to support development and/or manufacture of or the near future consist of additional laboratory equipment to be used for developing improved software internal to the ESTeem Modem.

As of December 31, 1995, the Company's current liabilities were $133,592, an increase of $100,395 over the 1994 year end levels of $33,197. The increase is primarily attributable to increases in federal income tax payable on net income earned by the Company, increases in trade accounts payable due to year end purchasing activity, and increases in accrued vacation benefits due to a more tenured work force at year end 1995. All of the Company's accounts payable at year end were current.

Differences between the provision for income taxes and income taxes computed using the Federal income tax rate resulted in a deferred tax asset of $5,287 at year end 1995, compared with a $8,857 deferred tax liability for year end 1994. The primary components of the deferred tax asset were amounts provided by the Company's accrued vacation benefits payable and realized loss on impaired marketable securities as of year end 1995.

The Company's subcontract, administered by UNISYS, dated December 23, 1993, is a five year indefinite delivery, indefinite quantity, fixed price contract through September 1997. Based on the terms of the UNISYS contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to UNISYS orders on an as needed basis. Sales under the UNISYS contract in 1995 were $123,427. It is Management's opinion that sales under the UNISYS contract are impossible to predict due to the uncertain nature of U.S. Government purchasing.

The Company's AIT subcontract, administered by INTERMEC, dated July 26, 1994, is a five year indefinite delivery, indefinite quantity, fixed price contract through September 1999. Based on the terms of the AIT contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to AIT orders on an "as needed basis". Sales under the AIT contract in 1995 were $62,703. It is Management's opinion that sales under the AIT contract are impossible to predict due to the uncertain nature of U.S. Government purchasing.

The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract runs through March 31, 1996. A renewal GSA contract is being negotiated. If awarded the new GSA contract period would extend through March 31, 1997. Management expects its GSA contract to be renewed. Based on previous years activity, the Company expects the majority of U.S. Government purchases to be placed under the Company's GSA contract. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically, Federal Government sales average approximately 18% of annual sales, but this level cannot be guaranteed. Due to the uncertain nature of Federal Government purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal Government purchases in 1996 will be under this contract.

With the possible exception of orders from the Company's UNISYS, AIT, or GSA contracts, and the impact of planned research and development expenditures, Management is unaware of any known trend which would reasonably be likely to have a material effect on the Company's liquidity, results of operations, or financial condition.

The Company's operations were not adversely effected by inflation during 1995. No adverse affect is anticipated during 1996.

FORWARD LOOKING STATEMENTS: The above discussion may contain forward looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: competitive factors such as rival wireless architectures and price pressures; availability of third party component products at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; change in product mix, and risk factors that are listed in the Company's reports and registrations statements filed with the Securities and Exchange Commission.

                                    ITEM 7.
                              FINANCIAL STATEMENTS

See Exhibit 1, Financial Statements and Financial Statement Schedules. Such Financial Statements and Schedules are incorporated herein by reference.

                                    ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                                  DISCLOSURE.


                                     NONE

                                   PART III

                                    ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                   WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 1995; as well as term in office and principal occupation of each director.

Name of  Director     Term in Office     Age     Principal  Occupation
------------------    --------------    ------   ---------------------
T.L. Kirchner       06/05/93 - 06/07/96   47     President of the Company

Melvin H. Brown     06/04/94 - 06/06/97   65     President of
                                                 Manufacturing Services,
                                                 Inc.

Arthur Leighton     06/04/94 - 06/06/97   72     Consultant

Robert Southworth   06/04/94 - 06/06/97   52     Patent Attorney for U.S.
                                                 Dept. of Energy

John H. Rector      06/05/93 - 06/07/96   79     Consultant

John L. Schooley    06/02/95 - 06/05/98   56     President of Remtron,
                                                 Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreements with Manufacturing Services, Inc. and with Remtron, Inc. as described elsewhere in this report.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 1995; all positions by such persons; term of office and the period during which he has served as such; and any arrangement of understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of  Officer    Age   Position  Term of Office   Period of Service
----------------   -----  --------  --------------   -----------------
T. L. Kirchner       47   President    3 Years       02/10/84- Present

Robert Southworth    52   Sec/Treas    3 Years       12/11/92- Present

There are no family relationships, whether by blood, marriage, or adoption, between any of the Directors or Executive Officers of the Company.

The following is a brief description of the business experience during the last five years of each director and/or executive officer of the Company.

T.L. KIRCHNER. Mr. Kirchner is founder, President and a Director of the Company. During the last five years Mr. Kirchner devoted 100% of his time to the Management of the Company. His primary duties were to oversee the Management and Marketing functions of the Company. Mr. Kirchner does not serve as a director for any other company registered under the Securities Exchange Act.

MELVIN H. BROWN. Mr. Brown is a Director of the Company. During the last five years Mr. Brown has been the owner and president of Manufacturing Services, Inc. Manufacturing Services provides services in packaging design, printed circuit board layout, prototyping, production runs, verification of documentation testing, burn-in, quality control, and repetitive volume production. Manufacturing Services provides electronic manufacturing and quality control testing services for Electronic Systems Technology. Mr. Brown does not serve as a director for any company registered under the Securities Exchange Act.

ROBERT SOUTHWORTH. Mr. Southworth is a Director and the Secretary/Treasurer of the Company. Since 1980, Mr. Southworth has been employed with the U. S. Department of Energy as a Senior Patent Attorney in Richland, Washington. His primary duties with the Department of Energy include the preparation and prosecution of domestic and foreign patent applications in such fields as nuclear reactors, fuel reprocessing, waste management and energy related fields of solar, wind, and fossil fuels. Mr. Southworth does not serve as a director of any company which is registered under the Securities Exchange Act.

ARTHUR LEIGHTON.  Mr. Leighton is a Director of the Company.  Mr.
Leighton served as President of Kraft Industries through mid 1986. Since then he has been working as an independent Management Consultant. Mr. Leighton does not serve as director of any company which is registered under the Securities Exchange Act.

JOHN H. RECTOR. Mr. Rector is a Director of the Company. Mr. Rector founded Western Sintering, located in Richland, Washington. Western Sintering, a powdered metal parts manufacturer, is an Original Equipment Manufacturer (OEM). Mr. Rector is the former President of Western Sintering, Inc. Mr. Rector recently retired as President of Western Sintering, but is still acting in an advisory position to its officers and directors. Mr. Rector does not serve as director of any company which is registered under the Securities Exchange Act.

JOHN L. SCHOOLEY. Mr. Schooley is a Director of the Company. During the past five years, Mr. Schooley has been the owner and President of Remtron, Inc. in San Diego, California. Remtron, Inc. is a manufacturer of advanced radio control and telemetry systems for the industrial market. Remtron, Inc. has provided research and development services for Electronic Systems Technology. Mr. Schooley does not serve as director of any other company which is registered under the Securities Act.

                                  ITEM 10.
                          EXECUTIVE COMPENSATION

The Company's named compensated executive officer is T.L. Kirchner, President and CEO. The Company did not have any compensated executive officers other than the CEO as of December 31, 1995.

The information specified concerning the compensation of the named executive officers for each of the Registrant's last three completed fiscal years is provided in the following Summary Compensation Table:



                        SUMMARY COMPENSATION TABLE

                                         Long Term Compensation
        Annual Compensation           Awards              Payouts
(a)        (b)    (c)    (d)      (e)   (f)      (g)     (h)     (i)
                                             Securities
                                               Options           All
Name and                        Other   Restr-  Under-          Other
Principal                       Annual  icted   lying    LTIP  Compen-
Position   Year  Salary  Bonus  Compen- Stock    SARs  Payouts sation
                                sation  Awards
                    ($)  ($)(1)  ($)(2)   ($)     (#)     ($)  ($)(3)
---------------------------------------------------------------------
T.L.        1995  67,800 5,356   1,406      0     25,000     0   5,025
Kirchner    1994  67,800 8,103     578      0       0        0   6,368
President   1993  63,800 6,000     471      0     25,000     0   9,857
& CEO

(1) Includes amounts paid under the Non-qualified Employee Profit Sharing
Bonus
(2) Other Annual Compensation includes Accrued Vacation Pay
(3) All Other Compensation consists of premiums paid for Group Health Insurance and Key Man Insurance

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 1995 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

                 OPTION/SAR GRANTS IN LAST FISCAL YEAR

                           Individual Grants (4)
     (a)           (b)        (c)            (d)             (e)
               Number of  % of Total
              Securities  Options/SARs
              Underlying   Granted to
             Options/SARs Employees in  Exercise or base  Expiration
    Name      Granted #(4) Fiscal Year    Price($/Sh)       Date
-----------------------------------------------------------------------
T.L. Kirchner   25,000       14.2%           .31           2/2/98

(4) This table does not include Stock Options granted previously. Forms 8-K and 8-K/A, dated 12/10/93 and 2/3/95, respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 1995 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                AND FISCAL YEAR END OPTION/SAR VALUES

       (a)          (b)          (c)         (d)           (e)

                                          Number of
                                         Securities     Value of
                                         Underlying    Unexercised
                                         Unexercised   in-the-money
                                         Options/SARs  Options/SARs
                                         at FY-End(#)   at FY-End ($)
                Number of
            Shares Acquired  Value       Exercisable/   Exercisable/
Name          on Exercise   Realized($)  Unexercisable  Unexercisable
---------------------------------------------------------------------
T.L. Kirchner       0             0          50,000             0

The Company does not currently have a Long-Term Incentive Plan ("LTIP").

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors duties associated with the Company's business. There is currently no other compensation arrangements for the Company's directors. (See Item 11 and Item 12 for Stock Options granted in previous years.)

The Company currently does not hold any Employment Contracts nor Change of Control Arrangements with any parties.

                                   ITEM 11.
       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 1995, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.


                                      Amount &
                                      Nature of
Title           Name & Address        Beneficial           Percent
 of                  of                  of                  of
Class        Beneficial Owner(5)      Ownership(6)         Class
-------------------------------------------------------------------------
Common         T.L. Kirchner          403,488 (7)           8.1%
            415 N. Quay Street.
            Kennewick, WA 99336
------------------------------------------------------------------
(5) Under Rule 13d-3, issued by the Securities and Exchange Commission, a person is, in general, deemed to "Beneficially own" any shares if such person directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares (a) voting power, which includes the power to vote or to direct the voting of those shares and/or (b) investment power, which included the power to dispose, or to direct the disposition of those securities. The foregoing table gives effect to shares deemed beneficially owned under Rule 13d-3 based on the information supplied to the Company. The persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

(6) The beneficial owner listed above has stock options giving the right to acquire 50,000 shares of Electronic Systems Technology, Inc. Common Stock:
Options for 25,000 shares were granted December 10, 1993; Options for 25,000 shares were granted February 3, 1995. Forms 8-K and 8-K/A, dated January 28, 1994 and February 3, 1995, respectively, are incorporated herein by reference.

(7)  Does not include options granted.  See footnote (6) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of January 18, 1995, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by management, including officers and directors of the Company.

Title                Name           Amount & Nature         Percent
 of                   of                  of                   of
Class          Beneficial Owner   Beneficial Ownership       Class
-------------------------------------------------------------------------
Common         T.L. Kirchner         403,488 (1)              8.1%
            (Officer & Director)

Common         Robert Southworth       4,000 (1)              0.1%
            (Officer & Director)

Common   Melvin H. Brown (Director)   76,500 (1)              1.5%

Common   Arthur Leighton (Director)   59,000 (1)              1.2%

Common    John H. Rector (Director)    3,000                  0.1%

Common   John L. Schooley (Director)  10,000                  0.2%

(1) Does not include stock options.  See below.

On various dates, the Company's Board of Directors has approved Stock Option Bonuses for Directors and Employees. The following is a summary of the Stock Option bonuses currently outstanding: Options are exercisable at fixed prices. Options may not be exercised in blocks of less than 5,000 shares. Options not exercised expire three years after approval date or 90 days following termination of employment/board membership, whichever occurs first. In the event of acquisition, merger, recapitalization or similar events of the Company, the optionee will receive equivalent shares or will have a 10-day window in which to exercise the options. Option grants are not transferable or assignable except to the optionee's estate in the event of the optionee's death. The Company's Form 8-K/A, dated February 3, 1995, and Form 8-K, dated December 10, 1993, are incorporated by reference.

Recipients of Stock Options currently unexpired as of 12/31/95 were as follows:

                                                   Exercise Price
      Name                  Option Shares             per Share
-----------------------------------------------------------------

APPROVAL DATE: 2-3-95

  George M. Stoltz             25,000                   $0.31
  David B. Strecker            25,000                    0.31
  Eric P. Marske               25,000                    0.31
  Melvin Brown                 25,000                    0.31
  Tom Kirchner                 25,000                    0.31
  Arthur Leighton              25,000                    0.31
  Robert Southworth            25,000                    0.31

APPROVAL DATE: 12-10-93

  George M. Stoltz             25,000                   $0.60
  David B. Strecker            25,000                    0.60
  Melvin Brown                 25,000                    0.60
  Tom Kirchner                 25,000                    0.60
  Arthur Leighton              25,000                    0.60
  Robert Southworth            25,000                    0.60

Stock options must be exercised within 90 days after termination of employment/board membership. During 1995, no options were exercised and 125,000 options expired. At December 31, 1995 there were 325,000 shares reserved for future exercise.

                                    ITEM 12.
                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During fiscal year 1995, the Company contracted for services from Manufacturing Services, Inc. in the amount of $51,974. Manufacturing Services, Inc. is owned and operated by Melvin H. Brown, who is a Director of Electronic Systems Technology, Inc. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

During fiscal year 1994, the Company contracted for engineering services from Remtron, Inc. in the amount of $41,583. Remtron, Inc. is owned and operated by John L. Schooley, who is also a Director of Electronic Systems Technology, Inc. For fiscal year 1995, Remtron, Inc., did not provide any services to
Electronic Systems Technology, Inc.   In 1995, the Company contracted its
engineering services with a independent third party, unaffiliated with the Company.

                                PART IV

               ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits filed as part of the Company's 10KSB report for 1995 are listed below. Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

   EXHIBIT
   NUMBER                    DESCRIPTION
-----------         ------------------------------
     1. Report of Independent Certified Public Accountant Financial Statements/Financial Statement Schedules Balance Sheets
                  Statement of Operations
                  Statement of Changes in Stockholders Equity
                  Statement of Cash Flows
                  Notes to Financial Statements

     2.           Reports on Form 8-K

                  During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

     3.           Articles of Incorporation and By-Laws filed as Exhibit
                  2.1 to Form S-18, Registration Statement No. 2-92949-S, Exhibit ( c ) to Form 8-K, filed March 15, 1985, and Amendments to By-Laws adopted by Shareholders on January 14, 1985 are incorporated herein by reference.

	     4.          Instrument defining the rights of security holders
                  including indentures.

                  Exhibit II Form S-18 Registration Statement
                  No. 2-92949-S is incorporated herein by reference. Forms 8-K dated July 12, 1991, December 14, 1992, December 10, 1993, and Form 8-K/A, dated February 3, 1995, are incorporated herein by reference.

    11.           Statement re-computation of per share earnings.

    13.           Annual report to security holders, Form 10-Q or
                  Quarterly report to security holders.               N/A

    22.           Published report regarding matters submitted to vote of
                  security holders.                                   N/A

    24.           Consents of experts and counsel

    27.           Financial Data Schedule

    99.           Additional Exhibits
                  Form 8-K, dated June 2, 1995, is incorporated herein by reference.

                  99.3    Form 8-K/A, dated February 9, 1996

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:        T.L. KIRCHNER
       T.L. Kirchner, Director/President
      (Principal Executive Officer)

Date:  February 9, 1996

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                      Date

  T. L. KIRCHNER      Director/President             February 9, 1996
T.L. Kirchner


 ROBERT SOUTHWORTH    Director/Secretary/            February 9, 1996
Robert Southworth     Treasurer


  MELVIN BROWN        Director                       February 9, 1996
Melvin H. Brown


  ARTHUR LEIGHTON     Director                       February 9, 1996
Arthur Leighton


  JOHN RECTOR         Director                       February 9, 1996
John H. Rector


                      Director
John L. Schooley