Form 10QSB
period 1996-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1996-05-15
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
                          WASHINGTON D.C. 20549
                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the quarterly period ended:  March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from             to
                                   -----------    ------------


                  Commission File Number:  2-92949-S







                   ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                       (A Washington Corporation)
            I.R.S. Employer Identification no. 91-1238077

                           415 N. Quay St., #4
                           Kennewick  WA  99336
                              (509) 735-9092






Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]    No [   ] .



The number of shares outstanding of common stock as of March 31, 1996 was 5,006,667.

                                  PART I
                           FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                        (as prepared by Management)
                                (Unaudited)
                          SELECTED FINANCIAL DATA

                                               Three  Months Ended
                                          Mar. 31, 1996    Mar. 31, 1995
                                          -------------    -------------
Sales                                     $     352,057    $     262,139
Other Revenues                            $      21,030    $      17,646
Gross Profit                              $     227,758    $     155,170

Net Income Before Taxes                   $      85,618    $      35,849
Net Income After Taxes                    $      55,310    $      23,660

Earnings Per Share Before Taxes
Primary                                   $        .016    $        .007
Fully Diluted                             $        .016    $        .007

Earnings Per Share After Taxes
Primary                                   $         .01    $        .004
Fully Diluted                             $         .01    $        .004

Weighted Average Shares Outstanding
Primary                                       5,461,206        5,350,845
Fully Diluted                                 5,461,206        5,350,845

Total Assets                              $   2,017,352    $   1,618,813

Long-Term Debt and Capital
    Lease Obligations                     $           0    $           0

Shareholders' Equity                      $   1,932,490    $   1,582,036

Shareholders' Equity Per Share            $        0.39    $        0.32

Working Capital                           $   1,786,036    $   1,477,130

Current Ratio                                      22:1             54:1

Equity To  Total  Assets                           96 %             98 %


                   ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                        CONDENSED BALANCE SHEET
                      (as prepared by Management)
                              (Unaudited)

                                              March 31,     December 31,
                                                1996            1995
                                              ---------     ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $ 1,378,219     $ 1,162,726
Marketable Securities                                 0         121,117
Certificates of Deposit
    (over 90 day maturity)                            0         102,000
Accounts Receivable, net of allowance
     for uncollectibles of $1,284               190,747         157,920
Inventory                                       279,740         297,037
Accrued Interest                                  3,801           3,745
Prepaid Expenses                                  9,655           4,134
Deferred tax asset                                5,287           5,287
Note Receivable (current portion)                 3,449           3,449
                                              ---------       ---------
Total Current Assets                        $ 1,870,898     $ 1,857,415

PROPERTY & EQUIPMENT, net of depreciation
    of $162,638 at Mar. 31, 1996
    and $155,504 at Dec. 31, 1995               301,437         300,747
OTHER ASSETS                                      7,655           8,114
                                              ---------       ---------
TOTAL ASSETS                                $ 2,017,352     $ 2,010,772
                                              =========       =========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable                            $    34,607     $    56,493
Accrued Liabilities                              19,947          18,434
Federal Income Taxes Payable                     30,308          58,665
                                              ---------       ---------
Total Current Liabilities                   $    84,862     $   133,592
                                              ---------       ---------
STOCKHOLDERS' EQUITY
Common Stock,  $.001 Par Value
50,000,000 Shares Authorized,
5,006,667 Shares Issued And Outstanding     $     5,007     $     5,007
Additional Paid-in Capital                      918,057         918,057
Appropriated Retained Earnings for
   stock repurchase plan                        100,000               0
Retained Earnings                               909,426         954,116
                                              ---------       ---------
                                            $ 1,932,490     $ 1,877,180
                                              ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 2,017,352     $ 2,010,772
                                              =========       =========



(See "Notes To Financial Statements")

                     ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                     CONDENSED STATEMENT OF OPERATIONS
                        (as prepared by Management)
                                 (Unaudited)

                                                   Three Months Ended
                                               Mar. 31,1996  Mar. 31, 995
                                               ------------  ------------
Sales                                          $  352,057     $  262,139
                                                 --------       --------
Cost of Sales
Beginning Inventory                               297,037        423,932
Purchases and Allocated Costs                     107,002         84,585
                                                 --------       --------
                                               $  404,039     $  508,517
Ending Inventory                                  279,740        401,548
                                                 --------       --------
Total Cost of Sales                            $  124,299     $  106,969
                                                 --------       --------
Gross Profit                                   $  227,758     $  155,170
                                                 --------       --------
Operating Expenses
Finance/Administration                         $   83,629     $   68,966
Research & Development                             30,644         18,751
Marketing                                          40,387         36,752
Customer Service                                    8,510         12,498
                                                 --------       --------
Total Operating Expense                        $  163,170     $  136,967
                                                 --------       --------
Operating Income                               $   64,588     $   18,203
                                                 --------       --------
Other Income (expenses)
Interest Income                                $   16,552     $   11,156
Realized loss on Marketable Securities          (   3,522)             0
Recovery from Marketable Securities Litigation      3,700              0
Engineering Services                               39,728         42,286
Engineering Support                             (  35,428)      ( 35,796)
                                                 --------       --------
Net Other Income (expense)                     $   21,030     $   17,646
                                                 --------       --------
Net Income Before Income Tax                   $   85,618     $   35,849
Provision For Income Tax                           30,308         12,189
                                                 --------       --------
NET INCOME                                     $   55,310     $   23,660
                                                 ========       ========
Earnings Per Share
         Before Tax                            $    0.016     $    0.007
         After Tax                             $    0.010     $    0.004







(See "Notes To Financial Statements")

                   ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                   CONDENSED STATEMENT OF CASH FLOWS
                      (as prepared by Management)
                              (Unaudited)

                                                   Three Months Ended
                                             Mar. 31, 1996  Mar. 31, 1995
                                             -------------  -------------
CASH FLOWS PROVIDED (USED)
IN OPERATING ACTIVITIES:
Net Income                                   $     55,310   $     23,660
Noncash items included in income:
    Depreciation                                    7,134          5,225
    Amortization                                      459            459
    Realized Loss on Marketable Securities          3,522              0

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable, Net                        (  32,827)         4,980
Inventory                                          17,297         22,384
Prepaid Expenses                                (   5,521)           197
Accrued Interest                                (      56)   (     1,795)
Prepaid Income Taxes                                    0         12,190

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable, Accrued Expenses And
  Other Current Liabilities                     (  20,373)   (     5,277)
Accrued Federal Income Taxes                    (  28,357)             0
                                              -----------    -----------
                                            $   (   3,412)  $     62,023
CASH FLOWS PROVIDED (USED)
IN INVESTING ACTIVITIES:
Additions To Property And Equipment         $     (   690)  $    ( 5,064)
Refund of Deposits                                      0            184
Certificate of Deposit classified as
   cash equivalent                                102,000              0
Proceeds from sale of Marketable Securities       117,595        ( 3,383)
                                              -----------    -----------
                                            $     218,905   $    ( 8,263)
                                              -----------    -----------
CASH FLOWS (USED) IN FINANCING ACTIVITIES:
Proceeds From Note Receivable               $           0   $        462
                                              -----------    -----------
                                            $           0   $        462
                                              -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS   $     215,493   $     54,222
Cash And Equivalents At Beginning of Period     1,162,726        769,967
                                              -----------    -----------
Cash And Equivalents At End of Period       $   1,378,219   $    824,189
                                              ===========    ===========





(See "Notes to Financial Statements")

                    ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                     CONDENSED STATEMENT OF CASH FLOWS
                        (as prepared by Management)
                               (Unaudited)
                               (continued)

                                                  Three Months Ended
                                            Mar. 31, 1996   Mar. 31, 1995
                                            -------------   -------------
SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest                                                0              0
Federal Income Taxes                        $      58,665   $          0
                                              ===========    ===========
Cash And Cash Equivalents:
Cash                                        $     15,782   $     11,198
Money Market Account                             455,294        208,121
Certificates Of Deposit                          907,143        103,870
Bankers Acceptance                                     0        501,000
                                              ----------     ----------
                                            $  1,378,219   $    824,189
                                              ==========     ==========
ITEMS NOT AFFECTING CASH FLOWS:
Recovery Of Unrealized Loss,
Marketable Securities (increase in value
   over period)                             $          0   $      2,818
                                              ==========     ==========


























(See "Notes To Financial Statements")

                   ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                      (as prepared by Management)
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 1996 and March 31, 1995. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the condensed financial statements, certain amounts and balances have been restated from previously filed reports to conform with
the condensed format of the 1996 presentation.   These condensed
financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1995 as filed with Securities and Exchange Commission.

The results of operation for the three month periods ended March 31, 1996 and March 31, 1995, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:
                                       March 31       December 31
                                         1996            1995
                                       --------       -----------
Parts                                 $ 190,982        $ 198,487
Work in progress                         15,091                0
Finished goods                           73,667           98,550
                                       --------         --------
                                      $ 279,740        $ 297,037
                                       ========         ========

NOTE 3 - EARNINGS PER SHARE

Primary earnings per common share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and restricted stock awards. The primary weighted average number of common shares outstanding was 5,461,206 and 5,350,845 for the quarters ended March 31, 1996 and March 31, 1995, respectively. Also, fully diluted earnings per common share assume conversion of derivative securities when the result is dilutive.

NOTE 4 - STOCK OPTIONS

As of March 31, 1996, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 9, 1996, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 9, 1996 totaled 200,000 shares under option and have an exercise price of $0.42 per share. The options granted on February 9, 1996 may be exercised any time during the period from February 9, 1996 through February 8, 1999. The Company's Form 8-K dated February 9, 1996, as filed with the Securities and Exchange Commission is incorporated herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12 month period from March 31, 1995 to March 31, 1996, 125,000 shares under option expired, no shares under option were exercised, and 200,000 shares under option were granted. At March 31, 1996 there were 525,000 shares under option reserved for future exercises.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 1996, services in the amount of $6,019 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of EST.

NOTE 6 - MARKETABLE SECURITIES

The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 establishes generally accepted accounting principles for the financial accounting, measurement and disclosure principals for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities. The change had no effect on prior years' results. All of the marketable securities held by the Company consisted of securities "available-for-sale", as defined by SFAS No. 115. The basis on which cost is determined in computing realized gain or loss is the specific identification method. During 1995, a total loss of $49,953 was recognized by the Company due to impairment of the value of the marketable securities held by the Company. As of March 31, 1996, the Company had liquidated its marketable securities investment. A summary of the Company's marketable security investment activity as of March 31, 1996 is shown below:

                                                March 31    December 31
                                                  1996         1995
                                              ----------    -----------
Aggregate fair value of marketable securities $        0    $   121,117
Gross unrealized loss due to impairment
  in marketable securities                           --          49,953
                                              ----------    -----------
Amortized cost basis                                   0        171,070
                                              ==========    ===========

Changes in marketable securities for the period ended
March 31, 1996 are as follows:
                                                March 31    December 31
                                                  1996         1995
                                              ----------    -----------
Cost                                          $  171,070    $   153,726
Dividends and capital gains reinvested                 0         17,344
Sale of securities                              (117,595)            --
Realized loss due to impairment of
   marketable securities                        ( 49,953)       (49,953)
Realized loss on sale of securities             (  3,522)            --
                                                --------      ---------
Fair market value                             $        0    $   121,117
                                                ========      =========

The Company was included in a class action suit settlement against the manager of the Company's marketable securities investments, namely Piper Jaffray. In February 1996, the Company received the first payments pursuant to the settlement in the amount of $3,700 and expects to receive annual settlements of similar amounts over the next three years.

NOTE 7 - APPROPRIATED RETAINED EARNINGS

On March 26, 1996, the Company's Board of Directors authorized the establishment of a plan for the repurchase of the Company's common stock. Pursuant to the plan, the Company may repurchase shares of its common stock from time to time in open market transactions through brokers and dealers, up to the amount allocated by the plan of $100,000. Repurchase transactions may commence as soon as April 12, 1996, and may continue through June 30, 1996. The Company's Form 8-K dated March 26, 1996 as filed with the Securities and Exchange
Commission, is incorporated herein by reference.   At the time of
establishment of the stock repurchase plan by the Company, amounts equal to those allocated by the plan were appropriated in the Company's retained earnings reserve and will be distributed from the Company's cash reserves as necessary to fund the stock repurchase plan. As of March 31, 1996, no shares of the Company's stock had been repurchased under the plan.

                                 ITEM II

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's audited financial statements and the integral notes thereto. The following statements may be forward looking in nature and actual results may differ materially.

RESULTS OF OPERATION

REVENUES: Total revenues from the sale of EST products and services increased to $391,785 for the first quarter of 1996 as compared to $304,425 in the first quarter of 1995, reflecting a 29% increase. Gross revenues increased to $412,037 for the quarter ending March 31, 1996, from $315,581 for the same quarter of 1995. The increase in revenues is due mainly to increased product sales, which is attributed to a trend continuing from 1995, of processing and shipping customer orders of larger unit quantities, as well as increases in total orders processed, of the Company's ESTeem(TM) wireless modem systems and accessories. Management believes this trend is due in part to increased advertising by the Company, increased awareness of wireless technology options by potential buyers of the Company's products, and customer referrals from the Company's existing customer base.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales increased to $307,350 in the first quarter of 1996 as compared to $222,773 for the first quarter of 1995. Foreign export sales for the first quarter of 1996 increased to $51,768 as compared to the $47,643 in foreign sales in the same quarter of 1995. Exports sales to the former Yugoslavian countries of Croatia and Slovenia remain strong. It is Management's belief that the Company's products are used in these Countries to bridge damaged infrastructures. Sales to U.S. Government programs decreased from first quarter 1995 levels of $41,386, to $32,674 for the first quarter of 1996. The reduction in U.S. Government sales is due to lower purchases from the U.S. government. Sales to the U.S. Government under the Automatic Identification Technology (AIT) contract administered by Intermec Corporation remained at levels experienced in 1995. The decrease in engineering services billed for the first quarter of 1996 as compared with the same quarter of 1995, is a result of decreases in the size and scope of the engineering services requested when compared with the first quarter of 1995. During the quarter ended March 31, 1996 no sales to a single customer comprised 10% or more of the Company's product sales.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the first quarter of 1996 and 1995 are as follows:

                                             For the first quarter of
                                              1996             1995
                                             ------          -------
       Domestic Sales                          76%              64%
       Export Sales                            15%              21%
       U.S. Government Sales                    9%              15%

A percentage breakdown of EST's product sales categories for the first quarter of 1996 and 1995 are as follows:

                                             For the first quarter of
                                               1996            1995
                                              ------         -------
      ESTeem Model 84SP/85SP                    3%    less than 1%
      ESTeem Model 85                          17%             13%
      ESTeem Model 95                          21%              8%
      ESTeem Model 96                          30%             44%
      ESTeem Model 98                           0%              3%
      PEM and PEM-CPU                           0%              0%
      ESTeem Accessories                       17%             12%
      Factory Services                          1%              3%
      Site Support                             10%             13%
      Other                                     1%              4%

Sales include foreign export sales as follows:

                                             Three Months Ended
                                          March 31       March 31
                                            1996           1995
                                          --------       --------
Export sale                              $  51,768      $  47,643
Percent of sales                               15%            18%

The geographic distribution of foreign sales for the first quarter of 1996 and 1995 is as follows:

                                           Percent of Foreign Sales
                                           ------------------------
                                           March 31       March 31
     COUNTRY                                 1996           1995
     -------                               --------       --------

     Slovenia/Croatia                         59%            10%
     Mexico                                   31%             4%
     Canada                                   10%            61%
     Taiwan                                   --             25%
     Singapore                                --    less than 1%

The bulk of the Company's domestic sales for the first quarter of 1996 continue to be used in Supervisory Control and Data Acquisition (SCADA) applications. It is Management's opinion that these applications will continue to provide the largest portion of the Company's domestic sales revenues in the foreseeable future. Products purchased by foreign customers in the first quarter of 1996 were used primarily in Industrial Control applications. In Management's opinion, these applications will continue to provide the largest portion of the Company's foreign revenues in the foreseeable future. Products purchased by U.S. Government agencies or by U.S. Government contractors in continue to be used primarily in Inventory Control.

The Company's subcontract with UNISYS, dated December 23, 1993, is a five year indefinite delivery, indefinite quantity, fixed price contract through September 1997. Based on the terms of the UNISYS contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales.
The Company's economic position allows it to respond to UNISYS orders on an as needed basis. It is Management's opinion that due to the nature of this contract, sales or timing of orders, if any, pursuant to the contract cannot be predicted.

The Company's AIT subcontract, dated July 26, 1994, with INTERMEC is a five year indefinite delivery, indefinite quantity, fixed price contract through September 1999. Based on the terms of the AIT contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to AIT orders on an as needed basis. It is Management's opinion that due to the nature of this contract, sales or timing of orders, if any, pursuant to the contract cannot be predicted.

Based on previous years activity, the majority of all Federal government purchases are under the Company's GSA contract. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically Federal sales average approximately 18% of annual sales, but this level cannot be guaranteed. Due to the uncertain nature of Federal purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal purchases in 1996 will be under this contract.

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

BACKLOG:

The Corporation had minimal backlog at March 31, 1996. Customers generally place orders on an "as needed basis". Delivery is generally made within 5 working days after receiving the order.

COST OF SALES:

Cost of sales percentages of gross sales for the first quarters of 1996 and 1995 were 35% and 41% of gross sales respectively. Cost of Sales variations are attributed to the type of product sold and the size of the order. Larger orders grant lower sales prices because of volume discounting, reducing the margin of profit. During the first quarter of 1996 a different mix of products sold resulted in a more favorable cost of sales percentage.

OPERATION EXPENSES:

Operating expenses for the first quarter of 1996 increased $26,193 from levels in the first quarter of 1995. The following is a delineation of operating expenses:

                              March 31     March 31     Increase
                                1996         1995      (Decrease)
                              --------     --------    ---------
     Finance/Administration   $ 83,629     $ 68,966    $ 14,663
     Research/Development       30,644       18,751      11,893
     Marketing                  40,387       36,752       3,635
     Customer Service            8,510       12,498    (  3,998)
                              --------     --------    --------
     Total Operating Expenses $163,170     $136,967    $ 26,193
                              ========     ========    ========

FINANCE AND ADMINISTRATION:

During the first quarter of 1996 Finance and Administration expenses increased $14,663 over the first quarter of 1995. This change is a result of wage bonuses paid in January of 1996 as compared with bonuses paid in January of 1995.

RESEARCH AND DEVELOPMENT:

The Company has under development a new generation of ESTeem products scheduled for release in the second quarter of 1996. These products are planned to replace existing product lines in the VHF and UHF ESTeem radio modem product categories, and are targeted for applications within the Industrial Control and Federal markets. The new generation of products described above are currently under development and have to date not received required FCC Type Acceptance. During the first quarter of 1996, Research and Development expenses increased $11,893 over the same period in 1995. This increase is due to subcontracted Research and Development expertise associated with the development of the Company's new generation of products as compared with expenditures for the same period in 1995. Management foresees increased Research and Development expenditures as a whole during 1996.

MARKETING:

During the first quarter of 1996, marketing expenses increased $3,635 over the same period in 1995. The increase is attributable to increased printing services and professional expertise subcontracted in the quarter ending March 31, 1996, when compared with the same quarter of 1995.

CUSTOMER SERVICE:

Customer service expenses decreased by $3,998 in the first quarter of 1996, over the same period in 1995. The decrease is attributable to a greater percentage of the costs of the customer service department being billed to customer projects as engineering support, when compared with the same quarter of 1995.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $16,552 in interest and dividend income during the quarter ending March 31, 1996. Sources of this income were savings and money market accounts, short term investments, and investments in marketable securities.

ENGINEERING SUPPORT:

Engineering support costs decreased to $35,428 as of March 31, 1996, as compared to $35,796 for the same period of 1995. The decrease in engineering support costs for the first quarter of 1996, is a result of decreases in the size and scope of the engineering services requested by customers when compared with the first quarter of 1995.

NET INCOME:

The Corporation had a net income of $55,310 for the first quarter of 1996 compared to a $23,660 net income for the same quarter of 1995. The net profit increase is attributed to overall increased product sales, lower cost of sales percentage, and increased interest income, as described above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 1996 was 22:1 compared to 13.9:1 at December 31, 1995. The increase in current ratio is primarily attributable to decreases in trade accounts payable and federal income tax liability as compared with year-end 1995.

For the quarter ending March 31, 1996, the Company had cash and cash equivalent short-term investment holdings of $1,378,219 as compared to cash and cash equivalent holdings of $1,162,726 at December 31, 1996. This increase is attributable to a certificate of deposit being classified as a cash equivalent due to approaching maturity, and proceeds received by the Company from the sale of its marketable securities investment held at year-end 1995.

Accounts receivable increased to $190,747 as of March 31, 1996, from December 31, 1995 levels of $157,920, due to increased sales revenues during the first quarter. Management believes that all of the Company's accounts receivable as of March 31, 1996 are collectible. Inventory decreased to $279,740 at March 31, 1996, from December 31, 1995 levels of $297,037, due to increased customer sales decreasing inventory stocks and a conservative procurement strategy on the part of the Company. It is Management's opinion that inventory levels will increase significantly in 1996 as components are purchased for the production of the Company's new products. Prepaid expenses increased from December 31, 1995 levels of $4,134 to $9,655 as of March 31, 1996 mainly due to increased prepaid fees for tradeshow attendance.

The Company's fixed assets increased to $301,437 as of March 31, 1996, a minimal increase from December 31, 1995 levels of $300,747, resulting in capital expenditures of $690 for the first quarter 1996. The level of expenditure is lower than normal for the Company, and Management expects additional capital expenditures to support the production and sale of its new products scheduled for release in 1996.

As of March 31, 1996 the Company's trade accounts payable balances were $34,607 as compared with $56,493 at December 31, 1995, this decrease is the result of lower levels of capital expenditures and purchasing for inventory stores in the first quarter of 1996. Federal income taxes payable decreased from $58,665 at December 31, 1996, to $30,308 as of March 31, 1996 due to the Company making normal tax payments for amounts due at year end 1995.

It is Management's opinion that the Company's cash and cash equivalent reserves, and working capital at March 31, 1996 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise within 1996.

FORWARD LOOKING STATEMENTS: The above discussion may contain forward looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: competitive factors such as rival wireless architectures and price pressures; availability of third party component products at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; change in product mix, and risk factors that are listed in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                                 PART II
                            OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     Exhibit 27. Financial Data Schedule

 (b) Reports on Form 8-K

     Form 8-K/A dated February 9, 1996 is incorporated herein by reference. Form 8-K dated February 9, 1996 is incorporated herein by reference. Form 8-K dated March 21, 1996 is incorporated herein by reference. Form 8-K dated March 26, 1996 is incorporated herein by reference.


Exhibit Index                                        Reference
                                                   Form 10-QSB

Exhibit Number                                 Notes to Financial Statements

4.  Instruments defining the Rights of Security Holders including indentures.

    Form 8-K dated Jul 12, 1991 is incorporated herein by reference. Form 8-K dated Dec 14, 1992 is incorporated herein by reference. Form 8-K dated Dec 10, 1993 is incorporated herein by reference. Form 8-K/A dated Feb 3, 1995 is incorporated herein by reference. Form 8-K dated Feb 9, 1996 is incorporated herein by reference.

11.   Statement Re: computation of per share earnings.    Note 3 to
                                                     Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                               T.L. KIRCHNER

Date: May 8, 1996          Name:  T.L. Kirchner
                           Title:  Director/President
                                   (Principal Executive Officer)


                               ROBERT SOUTHWORTH

Date: May 8, 1996          Name:  Robert Southworth
                           Title:  Director/Secretary/Treasurer
                                   (Principal Finance Officer)