Form 10QSB/A
period 1996-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1996-05-30
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
                          WASHINGTON D.C. 20549

                         FORM 10-QSB/A (Amended)

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

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the first quarter of 1996 and 1995 are as follows:

                                             For the first quarter of
                                              1996             1995
                                             ------          -------
       Domestic Sales                          76%              69%
       Export Sales                            15%              18%
       U.S. Government Sales                    9%              13%

A percentage breakdown of EST's product sales categories for the first quarter of 1996 and 1995 are as follows:

                                             For the first quarter of
                                               1996            1995
                                              ------         -------
      ESTeem Model 84SP/85SP                    3%    less than 1%
      ESTeem Model 85                          17%             13%
      ESTeem Model 95                          21%              8%
      ESTeem Model 96                          30%             44%
      ESTeem Model 98                           0%              3%
      PEM and PEM-CPU                           0%              0%
      ESTeem Accessories                       17%             12%
      Factory Services                          1%              3%
      Site Support                             10%             13%
      Other                                     1%              4%

Sales include foreign export sales as follows:

                                             Three Months Ended
                                          March 31       March 31
                                            1996           1995
                                          --------       --------
Export sale                              $  51,768      $  47,643
Percent of sales                               15%            18%

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

                           ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                               T.L. KIRCHNER

Date: May 29, 1996          Name:  T.L. Kirchner
                           Title:  Director/President
                                   (Principal Executive Officer)


                               ROBERT SOUTHWORTH

Date: May 29, 1996          Name:  Robert Southworth
                           Title:  Director/Secretary/Treasurer
                                   (Principal Finance Officer)