Form 10QSB/A
period 1996-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1996-07-24
CIK 752294

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


                   ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                        CONDENSED BALANCE SHEET
                      (as prepared by Management)
                              (Unaudited)

                                              March 31,     December 31,
                                                1996            1995
                                              ---------     ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $ 1,378,219     $ 1,162,726
Marketable Securities                                 0         121,117
Certificates of Deposit
    (over 90 day maturity)                            0         102,000
Accounts Receivable, net of allowance
     for uncollectibles of $1,284               190,747         157,920
Inventory                                       279,740         297,037
Accrued Interest                                  3,801           3,745
Prepaid Expenses                                  9,655           4,134
Deferred tax asset                                5,287           5,287
Note Receivable (current portion)                 3,449           3,449
                                              ---------       ---------
Total Current Assets                        $ 1,870,898     $ 1,857,415

PROPERTY & EQUIPMENT, net of depreciation of $162,638 at Mar. 31, 1996

    and $155,504 at Dec. 31, 1995               138,799         145,243

OTHER ASSETS                                      7,655           8,114
                                              ---------       ---------
TOTAL ASSETS                                $ 2,017,352     $ 2,010,772
                                              =========       =========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable                            $    34,607     $    56,493
Accrued Liabilities                              19,947          18,434
Federal Income Taxes Payable                     30,308          58,665
                                              ---------       ---------
Total Current Liabilities                   $    84,862     $   133,592
                                              ---------       ---------
STOCKHOLDERS' EQUITY
Common Stock,  $.001 Par Value
50,000,000 Shares Authorized,
5,006,667 Shares Issued And Outstanding     $     5,007     $     5,007
Additional Paid-in Capital                      918,057         918,057
Appropriated Retained Earnings for
   stock repurchase plan                        100,000               0
Retained Earnings                               909,426         954,116
                                              ---------       ---------
                                            $ 1,932,490     $ 1,877,180
                                              ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 2,017,352     $ 2,010,772
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

                           ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                                T.L. KIRCHNER

Date: July 24, 1996          Name:  T.L. Kirchner
                            Title:  Director/President
                                    (Principal Executive Officer)


                                ROBERT SOUTHWORTH

Date: July 24, 1996          Name:  Robert Southworth
                            Title:  Director/Secretary/Treasurer
                                    (Principal Finance Officer)