Form 10QSB
period 1996-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1996-08-12
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
                         WASHINGTON D.C. 20549
                               FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended:  June 30, 1996

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


The number of shares outstanding of common stock as of June 30, 1996 was 4,986,667.

                  PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                 ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                    (as prepared by Management)
                              (Unaudited)
                         SELECTED FINANCIAL DATA

Six months ended                          June 30          June 30
                                           1996              1995
                                        ==========        ==========
Sales                                 $   645,760       $   739,626
Other revenue                             156,495           115,782
Gross profit                              390,948           454,725

Net income before taxes                   180,848           195,205
           after taxes                    118,162           113,005

Earnings per share before taxes
            Primary                   $      0.03       $      0.04
            Fully diluted                    0.03              0.04

Earnings per share after taxes
            Primary                   $      0.02       $      0.02
            Fully diluted                    0.02              0.02

Weighted average shares outstanding
            Primary                     5,463,948         5,357,078
            Fully diluted               5,463,948         5,357,078

Total assets                          $ 2,052,710       $ 1,823,940

Long-term debt and capital
    lease obligations                 $         0       $         0

Shareholders' equity                  $ 1,985,521       $ 1,722,476

Shareholders' equity  per share       $      0.39       $      0.34

Working Capital                       $ 1,824,258       $ 1,608,048

Current ratio                              28 : 1            19 : 1

Equity to total assets                        97%               94%


                   ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                           CONDENSED BALANCE SHEET
                        (as prepared by Management)
                                (Unaudited)

ASSETS
                                                June 30         December 31
                                                  1996               1995
                                              ==========        ===========
CURRENT ASSETS
Cash and cash equivalents                   $  1,399,739       $  1,162,726
Marketable securities                                  0            121,117
Certificates of Deposit
       (over 90 day maturity)                          0            102,000
Accounts receivable, net of allowance
 for uncollectibles of $1,284                    121,395            157,920
Inventory                                        341,430            297,037
Accrued Interest                                   2,053              3,745
Prepaid Expenses                                   8,029              4,134
Deferred tax asset                                 5,287              5,287
Prepaid federal Income Taxes                      13,514                  0
Note Receivable (current portion)                      0              3,449
                                              ----------        -----------
Total Current Assets                        $  1,891,447        $ 1,857,415

PROPERTY & EQUIPMENT, net of depreciation
  of $170,060 at June 30, 1996
  and $155,504 at Dec. 31, 1995                  154,067            145,243

OTHER ASSETS                                       7,196              8,114
                                            ------------        -----------
TOTAL ASSETS                                $  2,052,710        $ 2,010,772
                                            ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                            $     49,554        $    56,493
Accrued Liabilities                               17,635             18,434
Federal Income Taxes Payable                           0             58,665
                                            ------------        -----------
Total Current Liabilities                   $     67,189        $   133,592
                                            ------------        -----------
STOCKHOLDERS' EQUITY
Common stock, $.001 par value
 50,000,000 shares authorized,
 shares issued and outstanding:
 5,006,667-Dec. 31, 1995
 4,986,667-June 30, 1996                    $     4,987         $    5,007
Additional Paid-in Capital                      908,256            918,057
Appropriated Retained Earnings for
  stock repurchase plan                         100,000                  0
Retained earnings                               972,278            954,116
                                            -----------         ----------
                                            $ 1,985,521        $ 1,877,180
                                            -----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 2,052,710        $ 2,010,772
                                            ===========         ==========

(See "Notes to Financial Statements")

                      ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                       CONDENSED STATEMENT OF OPERATIONS
                          (as prepared by Management)
                                  (Unaudited)
                              Three Months Ended      Six Months Ended
                             June 30     June 30     June 30      June 30
                              1996        1995         1996         1995
                            ---------  ---------     ---------   ---------
SALES                        $293,704  $ 477,487     $ 645,760   $ 739,626
                            ---------  ---------     ---------   ---------
COST OF SALES
Beginning Inventory          $279,740  $ 401,548     $ 297,037   $ 423,932
Purchases & allocated
     costs                    192,204    132,495       299,205     217,079
                            ---------  ---------     ---------   ---------
                             $471,944  $ 534,043     $ 596,242   $ 641,011
Ending Inventory              341,430    356,110       341,430     356,110
                            ---------  ---------     ---------   ---------
Total Cost of Sales          $130,514  $ 177,933     $ 254,812   $ 284,901
                            ---------  ---------     ---------   ---------
Gross Profit                 $163,190  $ 299,554     $ 390,948   $ 454,725
                            ---------  ---------     ---------   ---------
OPERATING EXPENSES
Finance/Administration       $ 39,185  $  38,765     $ 122,813   $ 107,730
Research & Development         31,487     14,076        62,133      32,827
Marketing                      56,963     55,237        97,349      91,991
Customer Service               15,889     10,690        24,399      23,188
                            ---------  ---------     ---------   ---------
Total Operating Expense      $143,524  $ 118,768     $ 306,694  $  255,736
                            ---------  ---------     ---------   ---------
OPERATING INCOME             $ 19,666  $ 180,786     $  84,254  $  198,989
                            ---------  ---------     ---------   ---------
Other Income (Expenses)
Interest Income              $ 15,588  $  13,863     $  32,142  $   25,020
Loss-Marketable Securities          0   ( 46,558)     (  3,522)   ( 46,558)
Recovery from Marketable
  Securities Litigation             0          0         3,700           0
Uncollectibles Accounts
  Recovered                    57,204          0        57,204           0
Engineering Services           23,722     48,475        63,450      90,762
Engineering Support          ( 20,951)  ( 37,211)     ( 56,380)   ( 73,008)
                            ---------   --------       -------    --------
Net Other Income            $  75,563  $( 21,431)    $  96,594  $ (  3,784)
                            ---------   --------       -------    --------
NET INCOME BEFORE TAX        $ 95,229  $ 159,355     $ 180,848  $  195,205
Provision for income tax       32,378     70,010        62,686      82,200
                            ---------   --------       -------    --------
Net Income                   $ 62,851  $  89,345     $ 118,162  $  113,005
                            =========   ========       =======    ========
Earnings per Share
        Primary              $   0.01  $    0.02     $    0.02  $     0.02
        Fully Diluted            0.01       0.02          0.02        0.02

(See "Notes to Financial Statements")

                     ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                           STATEMENT OF CASH FLOWS
                         (as prepared by Management)
                                 (Unaudited)
SIX MONTHS ENDED                            June 30, 1996    June 30, 1995
                                            -------------    -------------
CASH FLOWS PROVIDED (USED) IN
OPERATING ACTIVITIES:
Net income                                  $    118,162     $     113,005
Noncash expenses included in income:
  Depreciation                                    14,556            10,746
  Amortization                                       918               918
  Deferred income tax liability                        0             1,693
  Realized Loss/Impair securities                  3,522            46,558

DECREASE (INCREASE) IN CURRENT ASSETS:
  Accounts receivable, net                        36,525          ( 17,090)
  Inventory                                     ( 44,393)           67,822
  Prepaid income taxes                          ( 13,514)           16,471
  Prepaid expenses                              (  3,895)            1,143
  Accrued interest                                 1,692          (  4,987)

Increase (Decrease) in Current Liabilities:
  Accounts payable, accrued expenses
    and other current liabilities               (  7,738)           22,317
  Accrued federal income taxes                  ( 58,665)           35,400
                                                --------          --------
                                           $      47,170    $      293,996
                                                --------          --------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES:
  Additions to property and equipment      $    ( 23,380)   $     ( 22,259)
  Refund of Deposits                                   0               184
  Marketable Securities                                0          (  8,574)
  Certificate of Deposit classified as
     cash equivalent                             102,000                 0
  Proceeds from sale of Marketable
     Securities                                  117,595                 0
                                                --------         ---------
                                           $     196,215    $    (  30,649)
                                                --------         ---------
CASH FLOWS PROVIDED (USED) IN
FINANCING ACTIVITIES:
  Proceeds from Note Receivable                    3,449               462
  Repurchase of Common Stock                    (  9,821)                0
                                                --------         ---------
                                           $    (  6,372)   $          462
                                                --------         ---------

Net increase in cash and cash equivalents  $     237,013    $      263,809
Cash and cash equivalents at beginning
   of period                                   1,162,726           769,967
                                              ----------        ----------
Cash and Cash equivalents at end of period $   1,399,739        $1,033,776
                                              ==========        ==========

 (See "Notes to Financial Statements")

                            ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                               STATEMENT OF CASH FLOWS
                                   (continued)
                            (as prepared by Management)
                                   (Unaudited)
SIX MONTHS ENDED                            June 30, 1996    June 30, 1995
                                            -------------    -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION:
Cash paid year to date:
    Interest                               $        0         $        0
    Federal income taxes                   $  134,865         $   30,329
                                             ========            =======

Cash and Cash Equivalents:
    Cash                                   $   11,115         $   10,616
    Money market accounts                     470,774            519,290
    Certificates of Deposit                   517,850            103,870
    Banker Acceptances                        400,000            400,000
                                            ---------          ---------
                                           $1,399,739         $1,033,776
                                            =========          =========































 (See "Notes to Financial Statements")

                       ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                            NOTES TO FINANCIAL STATEMENTS
                             (as prepared by Management)
                                    (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six month periods ending June 30, 1996 and June 30, 1995. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the condensed financial statements, certain amounts and balances have been restated from previously filed reports to conform with the condensed format of the 1996 presentation. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1995 as filed with Securities and Exchange Commission.

The results of operation for the three and six month periods ended June 30, 1996 and June 30, 1995, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

                                   June 30            December 31
                                     1996                 1995
                                 -----------        --------------
Parts                            $  252,483           $ 198,487
Work in progress                      9,068                   0
Finished goods                       79,879              98,550
                                  ---------           ---------
                                 $  341,430           $ 297,037
                                  =========            ========

NOTE 3 - EARNINGS PER COMMON SHARE

Primary earnings per common share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect on stock options and restricted stock awards. The primary weighted average number of common shares outstanding was 5,463,948 and 5,357,078 for the quarters ended June 30, 1996 and June 30, 1995, respectively. Also, fully diluted earnings per common share assume conversion of derivative securities when the result is dilutive.

NOTE 4 - STOCK OPTIONS

As of June 30, 1996, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 9, 1996, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 9, 1996 totaled 200,000 shares under option and have an exercise price of $0.42 per share. The options granted on February 9, 1996 may be exercised any time during the period from February 9, 1996 through February 8, 1999. The Company's Form 8-K dated February 9, 1996, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12 month period from June 30, 1995 to June 30, 1996, 125,000 shares under option expired, no shares under option were exercised, and 200,000 shares under option were granted. At June 30, 1996 there were 525,000 shares under option reserved for future exercises.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the six month period ended June 30, 1996, services in the amount of $26,626, were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

NOTE 6 - MARKETABLE SECURITIES

The Company has adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 establishes generally accepted accounting principles for the financial accounting, measurement and disclosure principals for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities. The change had no effect on prior year's results. All of the marketable securities held by the Company consisted of securities "available-for-sale", as defined by SFAS No. 115. The securities held determined in computing realized gain or loss is the specific identification method. During 1995, a total loss of $49,953 was recognized by the Company due to impairment of the value of the marketable securities held by the Company. As of March 31, 1996, the Company had liquidated its marketable securities investment. A summary of the Company's marketable security investment activity as of June 30, 1996 is shown below:

                                          June 30,     December 31,
                                            1996            1995
                                         ---------     ------------
Aggregate fair value of marketable
     securities                         $       0      $   121,117
Gross unrealized holding gains               --               --
Gross unrealized holding losses              --               --
Gross realized loss due to impairment
     in Marketable Securities                --             49,953
Amortized cost basis                            0          171,070

Changes in marketable securities for the period ended June 30, 1996 are as follows:
                                          June 30,     December 31,
                                            1996           1995
                                         ---------     ------------
Cost                                    $ 171,070     $    153,726
Purchase of shares                           --              --
Dividends and capital gains reinvested       --             17,344
Sale of securities                      ( 117,595)           --
Realized loss due to impairment of
  marketable securities                 (  49,953)         (49,953)
Realized loss on sale of securities     (   3,522)           --
                                        ----------        ---------
Fair market value                       $        0       $  121,117
                                        ==========        =========

The Company was included in the class action suit settlement against the manager of the Company's marketable securities investments, Piper Jaffray. In February 1996, the Company received the first payments pursuant to this settlement in the amount of $3,700 and expects to receive annual settlements of similar amounts over the next three years.

NOTE 7 - APPROPRIATED RETAINED EARNINGS

On March 26, 1996, the Company's Board of Directors authorized the establishment of a plan for the repurchase of the Company's common stock. Pursuant to the Plan, the Company could repurchase shares of its common stock in open market transactions through brokers and dealers, up to the amount allocated by the Plan of $100,000. Repurchase transactions could continue through June 30, 1996. At the time of establishment of the stock repurchase Plan by the Company, amounts equal to those allocated by the Plan were appropriated in the Company's retained earnings reserve and will be distributed from the Company's cash reserves as necessary to fund the stock repurchase Plan. As of June 30, 1996, $9,821 of the allocated funds had been expended by the Company to repurchase a total of 20,000 shares. The transactions for shares repurchased under the Plan were completed by June 30, 1996. The subject shares were either canceled from the Company's outstanding shares or were in transit to the Company's transfer agent for cancellation, and were therefore removed from the Company's outstanding common shares for June 30, 1996. On June 6, 1996, the Company's Board of Directors authorized the establishment of a plan for the repurchase of the Company's common stock with terms and conditions identical to the plan expiring June 30, 1996. The plan approved June 6, 1996 will be in effect from July 1, 1996 through September 30, 1996. The Company's Forms 8-K dated March 26, 1996, and June 6, 1996, as filed with the Securities and Exchange Commission, are included herein by reference.

                               ITEM II
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending June 30, 1996. The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company's ESTeem(TM) wireless modem systems, accessories, and services decreased to $317,426 for the second quarter of 1996 as compared to $525,962 in the second quarter of 1995, reflecting a 40% decrease. Gross revenues decreased to $390,218 for the quarter ending June
30, 1996, from $539,825 for the same quarter of 1995. This decrease is attributable to an overall softening of orders from the industrial market sector for both domestic and export customers in the second quarter of 1996, as well as orders placed during the quarter being of higher volume, and therefore resulting in lower sales prices due to volume discounts.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales decreased to $142,023 in the second quarter of 1996 as compared to $293,000 for the second quarter of 1995. Foreign export sales for the second quarter of 1996 decreased to $43,091 as compared to the $86,117 in the same quarter of 1995 due to low sales to customers in Croatia and Slovenia. U.S. Government sales of $132,318 remained strong in the second quarter of 1996, a slight decrease from second quarter 1995 figure of $152,529 which was effected by the processing of an unusually large order for the United States Marine Corps. The decrease in engineering services from $48,475 as of June 30, 1995, to $23,722 as of June 30, 1996, is a result of a decrease in the size and scope of engineering services requested when compared with the second quarter of 1995. During the quarter ending June 30, 1996, sales to U.S. Government programs and customers comprised 42% of the Company's product sales. Sales to P&H Harnischfeger, Inc., resulted in 14% of the Company's product sales, a concentration which is due to lower overall sales volume in the second quarter, and a higher than usual concentration of sales from that particular customer. No other sales to a single customer comprised
10% or more of the Company's product sales for the quarter ending June 30, 1996.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the second quarter of 1996 and 1995 are as follows:

                                 For the second quarter of
                                  1996               1995
                                 -------           -------
Domestic Sales                     45%                55%
Export Sales                       13%                16%
U.S. Government Sales              42%                29%

A percentage breakdown of EST's product sales categories for the second quarter of 1996 and 1995 are as follows:

                                For the second quarter of
                                  1996               1995
                                --------           -------
ESTeem Model 84SP/85SP               -                 2%
ESTeem Model 85                      9%                7%
ESTeem Model 95                     49%               26%
ESTeem Model 96                     12%               34%
ESTeem Model 98                      -                 1%
PEM and PEM-CPU            less than 1%                1%
ESTeem Accessories                  20%               19%
Factory Services                     2%                1%
Site Support                         8%                9%

Sales include foreign export sales as follows:

Six Months Ended                 June 30             June 30
                                   1996                1995
                                 --------           --------
Export sales                   $  94,859           $ 133,760
Percent of sales                    14%                16%

The geographic distribution of foreign sales for the first quarter of 1996 and 1995 is as follows:

                                   Percent of Foreign Sales
                                   ------------------------
                                  June 30            June 30
     COUNTRY                        1996              1995
     -------                      --------          --------
     Slovenia/Croatia                32%               28%
     Mexico                          26%               10%
     Brazil                          25%                9%
     Canada                           6%               28%
     Ecuador                          6%               --
     Israel                           5%               --
     Venezuela              less than 1%               --
     Taiwan                          --                 9%
     Singapore                       --       less than 1%
     Chile                          --               16%

The bulk of the Company's domestic sales for the second quarter of 1996 continue to be used in Supervisory Control and Data Acquisition (SCADA) applications. It is Management's opinion that these applications will continue to provide the largest portion of the Company's domestic sales revenues in the foreseeable future. Products purchased by foreign customers in the second quarter of 1996 were used primarily in Industrial Control applications. In Management's opinion, these applications will continue to provide the largest portion of the Company's foreign revenues in the foreseeable future. Products purchased by U.S. Government agencies or by U.S. Government contractors continue to be used primarily in Inventory Control.

The Company's subcontract, dated December 23, 1993, with UNISYS is a five year indefinite delivery, indefinite quantity, fixed price contract through September 1997. Based on the terms of the UNISYS contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to UNISYS orders on an as needed basis. It is Management's opinion that due to the nature of this contract, sales or timing of orders, if any, pursuant to the contract cannot be predicted.

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

BACKLOG:

The Corporation had no backlog at June 30, 1996. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 working days after receiving an order.

COST OF SALES:

Cost of sales percentages of gross sales for the second quarters of 1996 and 1995 were 44% and 37% of gross sales respectively. Cost of Sales variations are attributed to the type of product sold and the size of the order. Larger orders grant lower sales prices because of volume discounting, thus reducing the margin of profit. High sales volume to the U.S. Government in the second quarter of 1996, resulted in deeper volume discounting on the Company's sales prices, which resulted in the cost of sales increasing when compared with the same quarter of 1995.

OPERATING EXPENSES:

Operating expenses for the second quarter of 1996 were $24,756 higher than the second quarter of 1995. The following is a delineation of operating expenses:

For the quarter ended:          June 30      June 30       Increase
                                 1996         1995        (Decrease)
                              ----------    ---------    -----------
Finance/Administration         $ 39,185     $ 38,765    $      420
Research/Development             31,487       14,076        17,411
Marketing                        56,963       55,237         1,726
Customer Service                 15,889       10,690         5,199
                               --------     --------      --------
Total Operating Expenses       $143,524     $118,768    $   24,756
                               ========      =======       =======

FINANCE AND ADMINISTRATION:

During the second quarter of 1996 Finance and Administration expenses increased $420 over the second quarter of 1995.

RESEARCH AND DEVELOPMENT:

The Company has under development a new generation of ESTeem products planned to replace existing product lines in the VHF and UHF ESTeem radio modem product categories, and are targeted for applications within the Industrial Control and Federal markets. The new generation of products were originally scheduled for release during the second quarter of 1996, but due to delays from third-party service providers, as well as orientation and instruction issues surrounding the use of surface mount technology. Product releases are now scheduled for the third quarter of 1996. The new generation of products described above are currently under development and have to date not received required FCC Type Acceptance. During the second quarter of 1996, Research and Development expenses increased $17,411 as compared to the same period in 1995. This increase is due to increased devoted in-house labor as well as subcontracted Research and Development expertise associated with the development of the Company's new generation of products as compared with the same period in 1995. Management foresees increased Research and Development expenditures on a whole during 1996.

MARKETING:

During the second quarter of 1996, marketing expenses increased $1,726 over the same period in 1995. This increase is attributable to a combination of increased in-house manpower being used by the department and increased travel expenses for the second quarter of 1996 when compared with the same quarter of 1995.

CUSTOMER SERVICE:

Customer service expenses increased by $5,199 in the second quarter of 1996 as compared with the same period of 1995. The increase is attributable mainly to increased devoted in-house labor in the customer service department during the second quarter of 1996 as compared with the same quarter of 1995.

INTEREST INCOME:

The Corporation earned $15,588 in interest income during the quarter ending June 30, 1996. Sources of this income were savings and money market accounts, and short term investments.

ENGINEERING SUPPORT:

Engineering support costs decreased to $20,951 for the quarter ended June 30, 1996, as compared to $37,211 for the same period of 1995. This decrease in engineering support costs for the second quarter of 1996 is a result of an overall decrease in engineering services requested by customers when compared with the second quarter of 1995.

NET INCOME:

The Corporation had a net income of $62,851 for the second quarter of 1996, compared to a $89,345 net income for the same quarter of 1995. The net income decrease is attributed to decreased revenues from product sales and engineering services, as well as increased operating expenses, as described above.

B.  Financial Condition as of June 30, 1996.

The Corporation's current asset to current liabilities ratio at June 30, 1996 was 28:1 compared to 19:1 at December 31, 1995. The increase in current ratio is primarily attributable to decreases in trade accounts payable and federal income tax liability as compared with year-end 1995.

For the quarter ending June 30, 1996, the Company had cash and cash equivalent short-term investment holdings of $1,399,739 as compared to cash and cash equivalent holdings of $1,162,726 at December 31, 1996. This increase is attributable to a certificate of deposit being classified as a cash equivalent due to approaching maturity, and proceeds received by the Company from the sale of its marketable securities investment held at year-end 1995.

Accounts receivable decreased to $121,395 as of June 30, 1996, from December 31, 1995 levels of $157,920, due to decreased sales revenues during the second quarter. Management believes that all of the Company's accounts receivable as of June 30, 1996 are collectible. During the second quarter of 1996, the Company received payment from Diversified Engineering in the amount of $57,204 for amounts owed the Company since mid-year 1995. This amount was recognized as uncollectible accounts recovered as is shown in the "other income" section of the condensed statement of operations as of June 30, 1996. Due to the doubtful nature of payment by Diversified, the Company had recognized a bad debt expense for the amounts owed as of December 31, 1995. The interest owed by Diversified Engineering was waived in the interest of final settlement of the payment issue.

On May 31, 1991 the Corporation received a Promissory Note from Western Data Com in the amount of $31,491 to cover its outstanding accounts receivable balance. The Company had received $30,679 from Western Data Com prior to April 25, 1996. On April 25, 1996, the Company received $3,656 from Western Data Com in full settlement of the outstanding portion of the Promissory Note.

Inventory increased to $341,430 at June 30, 1996, from December 31, 1995 levels of $297,037 due to lower than expected sales and procurement of components for production of the Company's new generation of products, scheduled for release in the third quarter of 1996. It is Management's opinion that inventory levels will increase significantly in 1996 as components are procured for the production of these new products. Prepaid expenses increased from December 31, 1995 levels of $4,134 to $8,029 as of June 30, 1996, due mainly to annual insurance policy renewals and prepaid fees for tradeshows to be attended later in 1996.

The Company's fixed assets increased to $324,127 as of June 30, 1996, from December 31, 1995 levels of $300,747, resulting in capital expenditure of $23,380. These expenditures consisted mainly of upgrade and expansion of the Company's tradeshow display, as well as computer network upgrades, and production support equipment.

As of June 30, 1996, the Company's trade accounts payable balances were $49,554 as compared with $56,493 at December 31, 1995, and reflects amounts owed for capital expenditures and purchasing for inventory stocks. Federal income taxes payable decreased from $58,665 at December 31, 1995, to a prepaid tax asset of $13,514 as of June 30, 1996, due to the Company making tax payments for amounts due at year end 1995, as well as scheduled estimated tax payments for 1996.

It is Management's opinion that the Company's cash and cash equivalent reserves, and working capital at June 30, 1996 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise within 1996.

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

                                 PART II
                           OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      Exhibit 27. Financial Data Schedule, June 30, 1996
      Exhibit 27. Financial Data Schedule, June 30, 1995 (restated)
      Exhibit 27. Financial Data Schedule, September, 1995 (restated)
      Exhibit 27. Financial Data Schedule, March 31, 1996 (restated)

  (b) Reports on Form 8-K

     Form 8-K/A dated February 9, 1996 is incorporated herein by reference. Form 8-K dated February 9, 1996 is incorporated herein by reference. Form 8-K dated March 21, 1996 is incorporated herein by reference. Form 8-K dated March 26, 1996 is incorporated herein by reference. Form 8-K dated April 5, 1996 is incorporated herein by reference.
     Form 8-K/A dated April 12, 1996 is incorporated herein by reference. Form 8-K dated May 1, 1996 is incorporated herein by reference.
     Form 8-K dated May 14, 1996 is incorporated herein by reference.
     Form 8-K dated May 17, 1996 is incorporated herein by reference.
     Form 8-K dated June 6, 1996 is incorporated herein by reference.


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

11.  Statement Re: computation of per share earnings
                                           Note 3 to Financial
                                               Statements

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                              T. L. KIRCHNER

  Date: August 7, 1996     Name:   T.L. Kirchner
                           Title:  Director/President
                                   (Principal Executive Officer)

                              ROBERT SOUTHWORTH

  Date: August 9, 1996     Name:   Robert Southworth
                           Title:  Director/Secretary/Treasurer
                                   (Principal Financial Officer)