Form 10QSB
period 1996-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1996-11-14
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
                         	WASHINGTON D.C. 20549

                              	FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:  September 30, 1996

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

The number of shares outstanding of common stock as of September 30, 1996 was 4,953,667.

                         PART I - FINANCIAL INFORMATION

                         Item 1.  FINANCIAL STATEMENTS.

                      	ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                         	(as prepared by Management)
                                 	(Unaudited)
SELECTED FINANCIAL DATA

Nine months ended                          Sept 30      Sept 30
                                             1996         1995
                                          ==========   ==========
Sales                                    $  905,680   $ 1,154,290
Other revenue                            $  207,568   $   153,740
Gross profit                             $  545,166   $   707,353

Income (Loss) before provisions
  for income taxes                       $  211,750   $   355,545

Earnings per common share before taxes
     Primary                             $      .04   $       .07
     Fully diluted                              .04           .07

Earnings per common share after taxes
     Primary                             $      .03   $       .04
     Fully diluted                              .03           .04

Weighted average number of common
  shares and common stock equivalents
  outstanding for use in determining
  Earnings Per Share:
      Primary                             5,475,339     5,396,256
      Fully diluted                       5,475,339     5,396,256

Total assets                             $2,047,304    $1,955,667

Long-term debt and capital
  lease obligations                      $     -0-     $     -0-

Shareholders' equity                     $1,991,756    $1,827,893

Shareholders' equity  per share               $0.40         $0.37

Working Capital                          $1,835,750    $1,708,249

Current ratio                                34:1           16:1

Equity to total assets                        97%            93%








                     	ELECTRONIC SYSTEMS TECHNOLOGY, INC.
	                              BALANCE SHEET
                       	(as prepared by Management)
                               	(Unaudited)

ASSETS		                            				    September 30    	December 31
                                    								    1996	       	    1995
                                            ------------     -----------
CURRENT ASSETS
  Cash and cash equivalents                 $ 1,345,891     $1,162,726
  Marketable securities                               0        121,117
  Certificates of Deposit
     (over 90 day maturity)                           0        102,000
  Accounts receivable, net of allowance
      for uncollectibles of $1,284              139,884        157,920
  Inventory                                     357,822        297,037
  Accrued interest                                2,918          3,745
  Prepaid expenses                               16,489          4,134
  Deferred tax asset                              5,287          5,287
  Prepaid Federal Income Taxes                   23,007              0
  Note receivable (current portion)                   0          3,449
	                                     	       ---------     	---------
  Total Current Assets                       $1,891,298     $1,857,415

PROPERTY & EQUIPMENT, net of
  depreciation of $177,936 at
  Sept. 30, 1996 and $155,504 at
  Dec. 31, 1995                                 148,194        145,243
OTHER ASSETS                                      7,812          8,114
                                              ---------      ---------
TOTAL ASSETS                                 $2,047,304     $2,010,772
                                         		  ==========     	=========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 	Accounts payable                           $   40,998      $   56,493
  Accrued Liabilities                            14,550          18,434
  Accrued federal income tax                          0          58,665
                                              ---------       ---------
	Total Current Liabilities                   $   55,548      $  133,592
                                              ---------       ---------
 STOCKHOLDERS' EQUITY
	Common stock, $.001 par value
	  50,000,000 shares authorized,
	  shares issued and outstanding:
	    5,006,667-December 31, 1995
	    4,953,667-September 30, 1996            $    4,954      $    5,007
	Additional paid-in capital                     894,129         918,057
	Retained earnings                            1,092,673         954,116
                                             ----------       ---------
	                                            $1,991,756      $1,877,180
                                             ----------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $2,047,304      $2,010,772
                                             ==========       =========

(See "Notes to Financial Statements")

                      	ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                            	STATEMENT OF OPERATIONS
                          	(as prepared by Management)
                                   	(Unaudited)
                          Three Months Ended    Nine Months Ended
                          Sept 30    Sept 30    Sept 30      Sept 30
                            1996       1995       1996         1995
                         ---------  ---------  ---------  ----------
SALES                    $ 259,919  $ 414,663 $  905,680  $1,154,290
                         ---------  ---------  ---------  ----------
COST OF SALES
Beginning Inventory      $ 341,430  $ 356,110 $  297,037  $  423,932
Purchases & Allocated
Costs                      122,094    138,641    421,299     355,720
                         ---------  ---------  ---------  ----------
                         $ 463,524  $ 494,751 $  718,336  $  779,652
Ending Inventory           357,822    332,715    357,822     332,715
                         ---------  ---------  ---------  ----------
Total Cost of Sales      $ 105,702  $ 162,036 $  360,514  $  446,937
                         ---------  ---------  ---------  ----------
GROSS PROFIT             $ 154,217  $ 252,627 $  545,166  $  707,353
                         ---------  ---------  ---------  ----------
OPERATING EXPENSES
Finance/Administration   $  29,984  $  27,468 $  152,797  $  135,199
Research & Development      44,533     23,437    106,665      56,263
Marketing                   53,119     45,476    150,467     137,467
Customer Service            17,936     12,870     42,336      36,059
                         ---------  ---------  ---------  ----------
Total Operating Expenses $ 145,572  $ 109,251 $  452,265  $  364,988
                         ---------  ---------  ---------  ----------
NET OPERATING INCOME     $   8,645  $ 143,376 $   92,901  $  342,365
                         ---------  ---------  ---------  ----------
OTHER INCOME (EXPENSES)
Interest Income          $  15,001  $  13,730 $   47,143  $   38,750
Loss-asset disposition           0    (    63)         0    (     63)
Loss-Mktble Securities           0          0   (  3,522)   ( 46,558)
Recovery from Mktble
  Sec. Litigation            1,782          0      5,483           0
Uncollectible Accounts
  Recovered                      0          0     57,204           0
Engineering Services        34,291     24,227     97,738     114,990
Engineering Support       ( 28,817)  ( 20,931)  ( 85,197)   ( 93,939)
                         ---------  ---------  ---------  ----------
Net Other Income         $  22,257  $  16,963 $  118,849  $   13,180
                         ---------  ---------  ---------  ----------
NET INCOME BEFORE TAX    $  30,902  $ 160,339 $  211,750  $  355,545
Provision for income tax    10,507     54,515     73,193     136,715
                         ---------  ---------  ---------  ----------
NET INCOME               $  20,395  $ 105,824 $  138,557  $  218,830
                         =========  ==========  =========  =========
Earnings per Share
   Primary                  $0.004      $0.02      $0.03      $0.04
   Fully Diluted            $0.004      $0.02      $0.03      $0.04

(See "Notes to Financial Statements)

                     	ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                          	STATEMENT OF CASH FLOWS
                        	(as prepared by Management)
                                 	(Unaudited)
NINE MONTHS ENDED                            Sept 30         Sept 30
                                               1996            1995
                                            ---------       ---------
CASH FLOWS PROVIDED (USED) IN
OPERATING ACTIVITIES:
Net income                                  $ 138,557       $ 218,830
Noncash expenses included in income:
  Depreciation                                 22,432          16,632
  Amortization                                  1,378           1,376
  Deferred income tax liability                     0           1,693
  Loss-asset disposition                            0              63
  Realized Loss/Impaired Securities             3,522          46,558

Decrease (Increase) in Current Assets:
 	Additions to short-term investments               0        (102,000)
 	Accounts receivable, net                     18,036        (148,854)
 	Inventory                                  ( 60,785)         91,217
  Prepaid income taxes                       ( 23,007)         16,471
 	Prepaid expenses                           ( 12,355)       (  8,149)
 	Accrued interest                                827             809

Increase (Decrease) in Current Liabilities:
	Accounts payable, accrued expenses
	  and other current liabilities             ( 19,379)         17,512
	Accrued federal income taxes                ( 58,665)     	   66,515
                                             --------        --------
                                            $  10,561       $ 218,673
                                             --------        --------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES:
	Additions to property and equipment        $( 25,383)      $( 33,883)
	Additions to capitalized software           (  1,076)              0
  Refund of Deposits                                0             184
	Additions to marketable securities                 0        ( 12,185)
  Certificate of Deposit classified as
     cash equivalent                          102,000               0
  Proceeds from sale of Marketable
     Securities                               117,595               0
                                             --------        --------
                                            $ 193,136       $( 45,884)
	                                            --------        --------
CASH FLOWS PROVIDED (USED) IN
FINANCING ACTIVITIES:
	Proceeds from Note Receivable              $   3,449       $   1,187
	Repurchase common stock                     ( 23,981)              0
                                            ---------        --------
	                                           $( 20,532)      $   1,187
                                            ---------	       --------


(See "Notes to Financial Statements)

                     	ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                           	STATEMENT OF CASH FLOWS
                                 (continued)
                         	(as prepared by Management)
                                	(Unaudited)
                                              Nine Months Ended
                                            Sept 30       Sept 30
                                              1996          1995
                                           ---------     ---------
Net increase in cash and
cash equivalents                         $   183,165     $ 173,976

Cash and cash equivalents at
beginning of period                        1,162,726       769,967
 	                                         ---------      --------
Cash and Cash equivalents at
ending of period                         $ 1,345,891     $ 943,943
                                          ==========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION:

Cash paid year to date:
	Interest                                $        0     $        0
	                                        ==========      =========
	Income taxes                               154,865         57,729
	                                        ==========      =========
Cash and Cash Equivalents:
	Cash                                   $     6,034     $   15,708
	Money market accounts                      418,680        428,235
 Certificates of Deposit                    321,177        200,000
 Banker Acceptances/Commercial paper        600,000        300,000
 	                                       ----------      ---------
                                        $ 1,345,891     $  943,943
                                         ==========      =========
Items not affecting cash flows:
	Unrealized loss,
	   marketable securities               $         0     $(     407)
 	                                       ==========      =========
(See "Notes to Financial Statements)
















                     ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                       NOTES TO FINANCIAL STATEMENTS
                        (as prepared by Management)
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 1996 and September 30, 1995. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the condensed financial statements, certain amounts and balances have been restated from previously filed reports to conform with the condensed format of the 1996 presentation. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 1996 and September 1995, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

                        September 30      December 31
	                          1996              1995
                        -----------        ----------
	Parts                  $ 259,842          $ 198,487
	Work in progress           9,068                  0
	Finished goods            88,912             98,550
	                      -----------        ----------
                        $ 357,822          $ 297,037
                       ===========        ==========

NOTE 3 - EARNINGS PER COMMON SHARE

Primary earnings per common share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and restricted stock awards. The primary weighted average number of common shares outstanding for the quarters ended September 30, 1996 and September 30, 1995 were 5,475,339 and 5,396,256, respectively.
Also, fully diluted earnings per common share assume conversion of derivative securities when the result is dilutive.

NOTE 4 - CAPITALIZED SOFTWARE COSTS

Statement of Financial Accounting Standards No. 86, issued by the Financial Accounting Standards Board (FASB), directs the costs of creating a computer software product to be sold, leased or otherwise marketed, and which are incurred after the products technological feasibility has been established, be capitalized. All costs capitalized under FASB No. 86 are required to be amortized over their estimated revenue-producing lives, not to exceed five years, beginning on the date the product is available for distribution to customers. During the period ended September 30, 1996, the Company capitalized $1,076 of software costs associated with the creation of the operating system of the Company's new product, the ESTeem(tm) 192 wireless modem. Amortization of capitalized software costs charged to expenses for the periods presented are $1,296 for the nine month period ending September 30, 1996, and $1,296 for the same period of 1995.

NOTE 5 - STOCK OPTIONS

As of September 30, 1996, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company. On February 9, 1996, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 9, 1996 totaled 200,000 shares under option and have an exercise price of $0.42 per share. The options granted on February 9, 1996 may be exercised any time during the period from February 9, 1996 through February 8, 1999. The Company's Form 8-K dated February 9, 1996, as filed with the Securities and Exchange is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment. During the 12 month period from September 30, 1995 to September 30, 1996, 125,000 shares under option expired, no shares under option were exercised, and 200,000 shares under option were granted. At September 30, 1996 there were 525,000 shares under option reserved for future exercises.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the nine month periods ended September 30, 1996 and September 30, 1995, services in the amount of $34,191 and $42,487, respectively, were contracted with Manufacturing Services, Inc., of which the owner/president, is a member of the Board of Directors of the Company.

NOTE 7 - MARKETABLE SECURITIES

The Company has adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 establishes generally accepted accounting principles for the financial accounting, measurement and disclosure principals for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities. The change had no effect on prior year's results. All of the marketable securities held by the Company consisted of securities "available-for-sale", as defined by SFAS No. 115. The securities held determined in computing realized gain or loss is the specific identification method. During 1995, a total loss of $49,953 was recognized by the Company due to impairment of the value of the marketable securities held by the Company. As of March 31, 1996, the Company had liquidated its marketable securities investment. A summary of the Company's marketable security investment activity as of September 30, 1996 is shown below:

                                              September 30,   December 31,
                                                  1996          1995
                                              ============    ===========
Aggregate fair value of marketable securities  $       0   	$   121,117
Gross unrealized holding gains                      --            --
Gross unrealized holding losses                     --            --
Gross realized loss due to impairment in
     Marketable Securities                          --           49,953
     Amortized cost basis                              0        171,070

Changes in marketable securities for the period ended September 30, 1996 are as follows:
                                              September 30,   December 31,
                                                  1996          1995
                                              ============    ===========
Cost                                           $   171,070    $   153,726
Purchase of shares                                   --              --
Dividends and capital gains reinvested               --            17,344
Sale of securities                               ( 117,595)          --
Realized loss due to impairment of
   marketable securities                         (  49,953)    (   49,953)
Realized loss on sale of securities	              (   3,522)          --
                                              ------------    -----------
Fair market value                              $         0    $   121,117
                                              ============    ===========

The Company was included in the class action suit settlement against the manager of the Company's marketable securities investments, Piper Jaffray. In February 1996, the Company received the first payments pursuant to this settlement in the amount of $3,700, and as of September 30, 1996 has received settlement payments amounting to a total of $5,483, and expects to receive periodic settlement payments of similar amounts over the next three years

NOTE 8 - STOCK REPURCHASE PLAN

On March 26, 1996, the Company's Board of Directors authorized the establishment of a plan for the repurchase of the Company's common stock. Pursuant to the Plan, the Company could repurchase shares of its common stock in open market transactions through brokers and dealers, up to the amount allocated by the Plan of $100,000. Repurchase transactions could continue through June 30, 1996. On June 6, 1996, the Company's Board of Directors authorized the establishment of a plan for the repurchase of the Company's common stock with terms and conditions identical to the Plan expiring June 30, 1996. The plan approved June 6, 1996 would be in effect from July 1, 1996 through September 30, 1996. At the conclusion of the established repurchase Plan on September 30, 1996, $23,981 of the funds allocated by the Plan had been expended by the Company to repurchase a total of 53,000 shares. The transactions for shares repurchased under the Plan were completed by September 30, 1996. The subject shares were either canceled from the Company's outstanding shares or were in transit to the Company's transfer agent for cancellation, and were therefore removed from the Company's outstanding common shares for September 30, 1996. The Company's Forms 8-K dated March 26, 1996, June 6, 1996, and September 30, 1996, as filed with the Securities and Exchange Commission, are included herein by reference.

                                    ITEM II
                  MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS IS INTENDED TO BE READ IN CONJUCTION WITH THE COMPANY'S UNAUDITED FINANCIAL STATEMENTS AND THE INTEGRAL NOTES THERETO FOR THE QUARTER ENDING SEPTEMBER 30, 1996. THE FOLLOWING STATEMENTS MAY BE FORWARD LOOKING IN NATURE AND ACTUAL RESULTS MAY DIFFER MATERIALLY.

A.  RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company's ESTeem(tm) wireless modem systems, accessories, and services decreased to $294,210 for the third quarter of 1996 as compared to $438,890 in the third quarter of 1995, reflecting a 33% decrease. Gross revenues decreased to $310,993 for the quarter ending
September 30, 1996, from $452,620 for the same quarter of 1995. This decrease is attributable to less than expected customer orders from all major customer categories for the Company, a trend experienced in the second quarter of 1996, and in Management's opinion will in all likelihood continue through the year ending December 31, 1996. In Management's opinion, the overall reduction in sales revenue is due primarily to cancellation or postponements of industrial automation projects by both foreign and domestic customers, as well as increased competition from other wireless systems and hardware providers. In Management's opinion, the Company's increased marketing efforts corresponding with the release of the new ESTeem 192 wireless modem products, as well an increase in the number of ESTeem product distributors in the second half of 1996, may lead to a reverse in the downward trend in sales revenues in 1997.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales decreased to $222,884 in the third quarter of 1996 as compared to $280,479 for the third quarter of 1995. Foreign export sales for the third quarter of 1996 decreased to $26,439 as compared to the $70,490 in the same quarter of 1995 due to continued slow sales to customers in Croatia, Slovenia, and Canada, when compared with the third quarter of 1995. In Management's opinion, foreign sales levels may increase as a benefit of increased domestic advertising by the Company and the addition of ESTeem products distributors in the Pacific Rim. The Company sales revenues to Canada were less than expected in the second and third quarters of 1996 when compared with the same periods of 1995 which contained unusually large sales to Canada. The Company plans to continue advertising its products for the Canadian market through normal North American advertising methods. In Management's opinion sales revenues to Croatia and Slovenia will continue to decrease due to the end of the political unrest in these areas and the reestablishment of communications infrastructure. U.S. Government sales in the third quarter of 1996 were $44,887, a decrease from the third quarter 1995 figure of $87,921. Engineering services increased from $24,227 as of June 30, 1995, to $34,291 as of September 30, 1996, primarily as a result of an increase in the size and scope of engineering services requested when compared with the third quarter of 1995. During the quarter ending September 30, 1996, sales to U.S. Government programs and customers comprised 15% of the Company's product sales. No other sales to a single customer comprised 10% or more of the Company's product sales for the quarter ending September 30, 1996.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the third quarter of 1996 and 1995 are as follows:

                                             For the third quarter of
	                                            1996             1995
                                            -------          -------
       Domestic Sales                        76%                64%
       Export Sales                           9%                16%
       U.S. Government Sales                 15%                20%

A percentage breakdown of EST's product sales categories for the third quarter of 1996 and 1995 are as follows:

	                                           For the third quarter of
                                               1996            1995
                                             --------        --------
      ESTeem Model 84SP/85SP                   1%                2%
      ESTeem Model 85                          9%               14%
      ESTeem Model 95                         37%               24%
      ESTeem Model 96                         17%               31%
      ESTeem Model 98                          -                 2%
      ESTeem Accessories                      21%               20%
      Factory Services                         3%                1%
      Site Support                            12%                6%

Year to date sales include foreign export sales as follows:

                                 Nine Months Ended
                              Sept. 30      Sept. 30
                                1996          1995
                              --------     ---------

	Export sales               $ 121,298    $  204,249
	Percent of sales               12%           16%

The geographic distribution of foreign sales for the first nine months of 1996 and 1995 is as follows:

                             Percent of Foreign Sales
                              Sept. 30       Sept. 30
COUNTRY                         1996           1995
----------                     ------         ------
Mexico                          26 %             7 %
Croatia/Slovenia                25 %            32 %
Brazil                          19 %             9 %
South Korea                      9 %             --
Canada                           5 %            30 %
Israel                           4 %             4 %
Ecuador                          4 %             --
Costa Rica                       4 %             --
Philippines                      3 %             --
Venezuela              less than 1 %   less than 1 %
Singapore                       --     less than 1 %
Chile                  less than 1 %            12 %
Taiwan                          --               6 %

The majority of the Company's domestic sales in the third quarter of 1996, were made to Supervisory Control and Data Acquisition (SCADA) applications. It is Management's opinion that these applications continue to provide the largest portion of the Company's domestic revenues, and will continue to do so for the foreseeable future. A shift in product mix of items sold was experienced in the third quarter of 1996. A shift from the ESTeem 96 to ESTeem 95 products is a result of the type of projects equipped during the third quarter of 1996. Small, short radio range projects, which was the trend in the third quarter of 1996, require the shorter range, less expensive ESTeem 95 products. Large, long radio range projects, require the longer range, more expensive ESTeem 96 products, which was the trend during the third quarter of 1995. Products purchased by foreign customers in the third quarter of 1996 were used primarily in Industrial Control applications. In Management's opinion, these applications will continue to provide the largest portion of the Company's foreign revenues in the foreseeable future. Products purchased by U.S. Government agencies or U.S. Government contractors in the third quarter of 1996 continue to be utilized primarily in Inventory Control.

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

BACKLOG:

The Company had backlog in the amount of $29,928 at September 30, 1996. This backlog consisted primarily of foreign orders awaiting clearance of funds. The majority of these orders were filled during the first half of October, 1996. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 working days after receiving an order.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 1996 and 1995 were 41% and 39% of gross sales respectively. Cost of Sales variations are attributed to the type of product sold and the size of orders filled. Larger orders grant lower sales prices because of volume discounting, thus reducing the margin of profit.

OPERATING EXPENSES:

Operating expenses for the third quarter of 1996 were $36,321 higher than the third quarter of 1995. The following is a delineation of operating expenses:

     For the quarter ended:   Sept. 30     Sept. 30     Increase
                                1996          1995     (Decrease)
                              --------     --------    ---------
     Finance/Administration   $ 29,984     $ 27,468    $  2,516
     Research/Development       44,533       23,437      21,096
     Marketing                  53,119       45,476       7,643
     Customer Service           17,936       12,870       5,066
                              --------     --------    ---------
     Total Operating Expenses $145,572     $109,251    $ 36,321
                              ========     ========    =========

FINANCE AND ADMINISTRATION:

During the third quarter of 1996 Finance and Administration expenses increased $2,516 over the third quarter of 1995. The increase in expenditures for Finance and Administration for the third quarter of 1996 are attributable mainly to increased state and local taxes, and for services to improve the Company's computer system.

RESEARCH AND DEVELOPMENT:

The Company has under development a new generation of products, the ESTeem 192, planned to replace existing product lines in the VHF and UHF ESTeem radio modem product categories, targeted for applications within the Industrial Control and Federal markets. The new ESTeem 192 products were originally scheduled for release during the second quarter of 1996, but due to continuing delays from third-party service providers, and orientation and instruction issues surrounding the use of surface mount technology, the product releases are now scheduled for the fourth quarter of 1996. The ESTeem 192 products are currently under development and have to date not received required FCC Type Acceptance. During the third quarter of 1996, Research and Development expenses increased $21,096 as compared to the same period in 1995. This increase is due to additional in-house labor, as well as subcontracted Research and Development expertise associated with the development of the Company's ESTeem 192 products, when compared with the same period in 1995. Management foresees increased Research and Development expenditures as a whole during 1996.

MARKETING:

During the third quarter of 1996, marketing expenses increased $7,643 over the same period in 1995. This increase is attributable to the increase in both the magnitude and frequency of the Company's advertising in preparation for the release of the ESTeem 192 products in the fourth quarter of 1996.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 1996 increased by $5,066 when compared to the third quarter of 1995. The increase is attributable to increased salaries and wages, due to increased labor being allocated to the department.

INTEREST INCOME:

The Corporation earned $15,001 in interest income during the quarter ending September 30, 1996. Sources of this income were savings and money market accounts and short term investments.

ENGINEERING SUPPORT:

Engineering support costs increased to $28,817 for the quarter ended September 30, 1996, as compared to $20,931 for the same period of 1995. This increase in engineering support costs for the third quarter of 1996 is a result of an increase in the scope of engineering services requested by customers in the third quarter of 1996, which also resulted in increased engineering services revenues of $34,291.

NET INCOME:

The Corporation had a net profit of $20,395 for the third quarter of 1996, compared to a $105,824 for the third quarter of 1995. The decrease in net profit is attributed to an overall decrease in sales during the third quarter of 1996, combined with increased expenses, primarily marketing and research and development expenses, for developing and advertising the Company's new ESTeem 192 wireless modem products.

B.  Financial Condition as of September 30, 1996.

The Corporation's current asset to current liabilities ratio at September 30, 1996 was 34:1 compared to 19:1 at December 31, 1995. The increase in current ratio is primarily attributable to a decrease in federal income tax liability as compared with year-end 1995.

For the quarter ending September 30, 1996, the Company had cash and cash equivalent short-term investment holdings of $1,345,891 as compared to cash and cash equivalent holdings of $1,162,726 at December 31, 1995. This increase is attributable to a certificate of deposit being classified as a cash equivalent due to approaching maturity, and proceeds received by the Company from the sale of its marketable securities investment held at year-end 1995.

Accounts receivable decreased to $139,884 as of September 30, 1996, from December 31, 1995 levels of $157,920, due to decreased sales revenues during the third quarter. Management believes all of the Company's accounts receivable as of September 30, 1996 are collectible.

Inventory increased to $357,822 at September 30, 1996, from December 31, 1995 levels of $297,037 due to lower than expected sales in the second and third quarters, and procurement of components for production of the Company's ESTeem 192 products, scheduled for release the fourth quarter of 1996. It is Management's opinion inventory levels will increase significantly in 1996 as components are procured for the production of the ESTeem 192 products. Prepaid expenses increased from December 31, 1995 levels of $4,134 to $16,489 as of September 30, 1996, due mainly to annual insurance policy renewals and prepaid fees for tradeshows to be attended later in 1996.

The Company's prepaid federal income taxes increased to $23,007 as of September 30, 1996 as compared to a federal income tax liability of $58,665 at December 31, 1995. This increase is attributable to the Company making estimated tax payments based on 1995 sales revenue levels, while having revenue and income levels in 1996 year to date lower than those experienced during 1995.

The Company's fixed assets increased to $326,130 as of September 30, 1996, from December 31, 1995 levels of $300,747, resulting in capital expenditure of $25,383. These expenditures consisted mainly of upgrade and expansion of the Company's trade show display, as well as computer network upgrades, and production support equipment.

As of September 30, 1996, the Company's trade accounts payable balances were $40,998 as compared with $56,493 at December 31, 1995, and reflects amounts owed primarily for procurement for inventory stocks. As of September 30, 1996, all of the Corporation's accounts payable were within agreed terms.

It is Management's opinion the Company's cash, cash equivalent reserves, and working capital at September 30, 1996 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

Item 1.  LEGAL PROCEEDINGS

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     Exhibit 27. Financial Data Schedule for September 30, 1996.

 (b) Reports on Form 8-K

     Form 8-K dated March 26, 1996 is incorporated herein by reference. Form 8-K dated June 6, 1996 is incorporated herein by reference.
     Form 8-K dated August 13, 1996 is incorporated herein by reference. Form 8-K dated September 30, 1996 in incorporated herein by reference.


Exhibit Index                                        Reference
                                                   Form 10-QSB
Exhibit Number                                       Notes to
                                                Financial Statements

4.  Instruments defining the Rights of Security Holders including indentures.

    Form 8-K dated Jul 12, 1991 is incorporated herein by reference. Form 8-K dated Dec 14, 1992 is incorporated herein by reference. Form 8-K dated Dec 10, 1993 is incorporated herein by reference. Form 8-K dated Feb 3, 1995 is incorporated herein by reference. Form 8-K dated Feb 9, 1996 is incorporated herein by reference.

11.   Statement Re: computation of per share earnings.    Note 3 to
                                                    Financial Statements

                                   	SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ELECTRONIC SYSTEMS TECHNOLOGY, INC.


Date:  November 13, 1996   By:   /s/  T.L. KIRCHNER

                           Name:  T.L. Kirchner
                           Title:  Director/President
                                   (Principal Executive Officer)

Date:  November 13, 1996   By:  /s/   ROBERT SOUTHWORTH

                           Name:  Robert Southworth
                           Title:  Director/Secretary/Treasurer
                                   (Principal Financial Officer)