Form 10KSB
period 1996-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1997-03-21
CIK 752294

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
         For the fiscal year ended  DECEMBER 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934 (No Fee Required)
         For the transition period              to
                                   ------------    -----------

                 Commission file number   2-92949-S

                 ELECTRONIC SYSTEMS TECHNOLOGY, INC.
            (Name of small business issuer in its charter)

            Washington                           91-1238077
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

   415 N. Quay St., Kennewick, Washington                99336
  (Address of principal executive offices)            (Zip Code)

             Issuer's telephone number  (509) 735-9092

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

  Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Not applicable [X]

   State issuer's revenues for its most recent fiscal year. $1,443,549.

  On January 21, 1997 the aggregate market value, based on the average of the bid and asked Price, of the voting stock held by nonaffiliates of the registrant was $1,239,940.

  The number of shares outstanding of the registrant's common stock as of January 21, 1997: 4,953,667 shares.

     DOCUMENTS INCORPORATED BY REFERENCE
   The following documents are incorporated by reference into Parts I, II, III, and IV of this report: (1) Form S-18, effective Nov. 5, 1984, Commission File No. 2-92949-S; (2) Form 8-K, filed March 15, 1985, Commission File No. 2-92949-S; Forms 8-K dated July 12, 1991, December 14, 1992, December 10, 1993, Form 8-K/A, dated February 3, 1995, and Forms 8-K, dated February 9, 1996 and February 7, 1997.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                             PART I

                             ITEM 1

FORWARD LOOKING STATEMENTS:

When used in this Annual Report and the documents incorporated herein by reference, the words "believes", "anticipates", "expects" and similar expressions are intended to identify in certain circumstances, forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including the risks described in this Annual Report. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update those forward-looking statements.

                            BUSINESS

Electronic Systems Technology, Inc. ("EST" or the "Company") specializes in the manufacturing and development of wireless modem products. The Company uses its research and development, manufacturing, and marketing efforts to produce and market the Company's line of ESTeem (TM) Wireless Modem products and accessories. The Company offers a product line which provide innovative communication solutions for applications not served by existing conventional communication systems. The product line is offered in the growing markets for process automation in commercial, industrial, and government arenas domestically, as well as internationally. The Company's product line is marketed through direct sales, sales representatives, Original Equipment Manufacturers (OEM's), and domestic, as well as foreign, resellers.

The Company was incorporated in the State of Washington in February, 1984, and was granted a U.S. Patent for the "Wireless Computer Modem" in May 1987, and the Canadian patent in October
1988. During the past three years, the Company has continually refined its product line in response to customer needs, most recently developing a new generation of faster, more flexible, ESTeem products which were released in the fourth quarter of 1996.
The Company has continued to expand its customer base, particularly in the industrial controls arena with its efforts to team with all major programmable logic controller (PLC) hardware vendors. The Company has also been a hardware provider on Government programs such as the Core Automated Maintenance System (CAMS) for the U.S.
Air Force, and Automatic Identification Technology (AIT) for the U.S. Army. In 1996, the Company continued to participate in both foreign and domestic Supervisory Control and Data Acquisition
(SCADA) and Industrial Controls marketplaces, as well as in Government markets.

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

ESTeem Modems work on a packet burst communications concept.
Packet systems, whether hardwired or radio, share the same principle of operation: data is taken from a standard RS-232C or RS-422 asynchronous port and is transmitted in "Electronic Packets" (i.e. electronic packets of information). The size of the packet can be defined by the user from 1 to 1010 bytes of information. Once a packet of data is formed, it is transmitted in a "burst," from one ESTeem modem to another ESTeem modem, hence the term "packet burst communications." ESTeem Modems provide data accuracy of greater than one part in 100 million. The ESTeems have frequency agility in the VHF and UHF frequency ranges. Internal Digi-Repeater features allow the user to increase operating range by relaying transmission through a maximum of three ESTeems to reach the destination ESTeem. An ESTeem can operate as an operating node, a repeater node, or both simultaneously, for added flexibility.

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

   Petroleum Industry                    Federal
 	  	Oil and Gas Pipeline                  Ground Mobile
Communications
          Offshore Production              Ship to Shore Communications
          On-shore Production              Flight Line Maintenance
          Tank Farm

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

UHF RADIO MODEM PRODUCTS: Operating in the lower 400 MHz federal radio band, and the mid to upper 400 MHz commercial radio band of the UHF RF spectrum. The ESTeem UHF radio modem products are the ESTeem Model 192C, 192F, 96F, 98F, and 96C.

     The UHF radio modem products, ESTeem Models 192C, 192F, 96F, 98F, and 96C, have the same features as the VHF radio modem products, but were designed to operate in the lower 400 and upper 400 MHz areas of the UHF RF spectrum. The new product released in 1996 is the ESTeem Model "192 product line". The 192 product line is differentiated from the other UHF radio modem products by having a data rate of 19,200 bits per second
     (bps). This data rate is four times faster than the data rates of the 96 and 98 product lines. The 192 product line contains infrared and telephone interfaces which are not available on the 96 and 98 product lines. The 192C was designed to operate in business radio bands of upper 400 MHz. The ESTeem Model 192F was designed to operate in U.S. Government radio bands of lower 400 MHz. The ESTeem Model 96F is designed to operate in the lower 400 MHz United States Federal radio frequency bands. The ESTeem Model 98F is a variant of the Model 96F designed to operate in extreme vibration environments, used mainly by the U.S. Federal Government for command control applications. The ESTeem Model 96C was designed to operate in business radio bands of upper 400 MHz. All of the UHF radio modem products have the additional following technical capabilities: software frequency agility, software selectable receiver sensitivity, and RF output power from two to four watts depending on customer licensing.
     Listed below are the major markets for these products:

     Domestic: Industrial control, SCADA, and inventory control.
     International: Telephone by-pass, industrial control and SCADA.
     Federal: Inventory and command control.

SPECIALTY MODEM PRODUCTS: Network enhancing products using ESTeem modem technology. The ESTeem specialty modem products are the ESTeem Model 84SP, 85SP and Port Expansion Module.

     The ESTeem Models 84SP and 85SP are special purpose versions of the ESTeem Model 85 without radio transceiver circuitry. In place of the transceiver card is a universal interface card that allows the use of a customer's full- or half-duplex radio transceiver, turning it into a packet burst communications device. The Model 85SP is a lower cost version of the 84SP and contains only the necessary circuitry for interfacing to direct digital modulated radios. The major market for these products are civilian SCADA and public safety applications.

     The ESTeem Port Expansion Module (PEM) is designed to allow a single ESTeem product to have up to eight independent RS-232/422 communications ports. The PEM is designed with interfaces to be cascaded to additional PEM modules to increase the communications ports in multiple groups of eight. The major market for this product is main frame to remote terminal applications in the Domestic, Foreign, and Federal markets.

ADDITIONAL PRODUCTS AND SERVICES

     The Company also sells various accessories for its EST product lines. Accessories are purchased from other manufacturers and resold by EST to support the application of ESTeem modems. Antennas, power supplies and cable assemblies are examples of such items. The Company also provides Factory Services, such as repair and upgrade of ESTeem products. To assist in the application of ESTeem wireless modems the Company provides professional services, site survey testing, system start-up, and custom engineering, which are billed to customers at a standard rate, plus expenses.

              RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

Due to the rapidly changing technology environment of the communications industry, specifically standards and technologies are subject to rapid and unexpected changes in the markets in which the Company's products compete. This environment results in the Company continually being required to update and enhance its existing products, as well as develop new products in order to remain competitive. Research and Development expenditures for new product development and improvements of existing products by the Company for 1996 and 1995 were $135,468 and $85,265, respectively. None of the Company's research and development expenses are directly paid for by any of the Company's customers. In 1996, the Company contracted with an independent engineering company specializing in radio design, when that expertise is required.

The Company had under development during 1996, a new generation of ESTeem products, the ESTeem 192, which received Federal Communication Commission (FCC) Type Acceptance on January 3,
1997. The ESTeem 192 products were originally scheduled for release during the second quarter of 1996, but due to delays from third-party service providers, and orientation and instruction issues surrounding the use of surface mount technology, the product line was not released until late in the fourth quarter of 1996. The new product line is planned to eventually replace existing product lines in the VHF and UHF radio modem product categories. Development is continuing on a line of radio modem products, scheduled for release late 1997.
These products are targeted for applications within the Industrial Control and Federal markets. The Company plans on continued research and development expenditures and to undertakes new development and improvement projects as they become necessary.

              MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company's products are sold and distributed directly from the Company's facility through direct sales to end users of the ESTeem products. The remainder of the Company's sales are through non-exclusive, non-stocking Resellers, and Original Equipment Manufacturers (OEM's). Normally, ninety-five percent of the Company's products are distributed through direct sales and five percent are through Reseller and OEM entities. The Company carries a minimal amount of backlog, if any. Customers generally place orders on an "as needed basis". Shipping dates for most products are generally within 5 working days after receipt of an order. As of December 31, 1996, the Company had a backlog of $89,065, for orders placed late in December. The majority of these orders were shipped within the first two weeks of January, 1997.

During 1996, the Company advertised in trade publications targeted at users of control, instrumentation, and automation systems worldwide. The Company's advertising is targeted toward customers using Programmable Logic Controllers (PLCs). There are approximately twenty five major PLC manufacturers worldwide. The Company also attends tradeshows each year specifically targeted toward the customers and markets in which it sells products.

The Company maintains an Internet web site to provide easy access to product and technical information for both present and potential customers of the Company's products. The Company provides technical support and service for its products through phone support, field technicians, and Internet sources. The Company believes high quality customer and technical support is necessary and vital to its business and the markets in which it competes. To maintain this high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

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

For the year ended December 31, 1996, the largest sales concentration were to entities of the United States Government, which amounted to 22% of total product sales for the year. Foreign sales were 17% of total revenues for 1996. No other sales to a single customer comprised 10% or more of total product sales as of December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", and
"Financial Statements".

The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract runs through March 31, 1997. A renewal GSA contract is being negotiated.

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

Major Market                      Major Competitors

Remote Data Acquisition,          Aerotron-Repco, Data-Linc, GRE
Industrial Control, Shop Floor    America, Johnson, Maxon,
Manufacturing, Overhead Crane     Microwave Data Systems,
Control                           Motorola, Metricom, and Proxim

Computer Networking inter and     Aironet Wireless Communications,
intra building.                   Cylink, Digital Wireless,
                                  Metricom, and Proxim

Radio Area Networking of hand     Intermec, LXE, Norand,
held data collection terminals    Symbol/MSI, and Telxon
and bar coding

Federal applications              Data Radio, Datron, Harris,
                                  Lockheed Martin, Magnavox,
                                  Motorola, Siemens, Watkins-
                                  Johnson, and California Microwave

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

For operation in Canada, the ESTeem RF Modems require Canadian Department of Communications (DOC) Type Acceptance. The DOC Type Acceptance is granted for devices which demonstrate operation within performance criteria mandated, observed, and tested by the DOC. To date the ESTeem Models 85, 96C, 98F and 192C have applied for and have been granted type acceptance in Canada.

All ESTeem radio modem products require consumer licensing under
Part 90 of the FCC Rules and Regulations, which must be applied for by the end user of the Company's products. The Company cannot guarantee its customers that they will receive FCC consumer licenses in the VHF or UHF frequency spectrum for any particular application. The Company provides information to its customers to assist in the application for FCC consumer licenses.

At the time of this filing the Company is unaware of any existing or proposed FCC regulation that would have an material adverse effect on the Company's operations, but there can be no assurance that future FCC regulations will not have materially adverse effects on the operations of the Company.

                SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of its products from sole suppliers. Key components for the Company's products are supplied by the Motorola Corporation and Toko America Inc., as purchased through a number of distributors. The components provided by Motorola and Toko could be replaced or substituted by other products, if it became necessary to do so. If this action became necessary, a material interruption of production and/or material cost expenditures involved with locating and qualifying replacement components could take place.

For the new generation of products in development, discussed in research and development above, the Company has implemented a component configuration with surface mount component technology. The Company is not experienced with surface mount component technology and has, and expects to in the future, to incur expenses related to training of its employees and equipping its facility to effectively design, produce, and maintain products containing surface mount technology components.

Approximately 10% of the inventory at December 31, 1996 consisted of parts that have lead times ranging from 16 to 40 weeks. Some of these parts are maintained at high levels to assure their availability to meet expected production requirements, and accordingly, account for a significant portion of the inventory dollar amount. Based on past experience with component availability, current distributor relationships, and current inventory levels, the Company foresees no anticipated shortages of materials used in production.

The Company contracts with Manufacturing Services, Inc., in Kennewick, Washington, for assembly of the Company's products, using material purchased by the Company. By contracting with Manufacturing Services, Inc., the Company is able to avoid staff fluctuations associated with staffing its own manufacturing operation. The President of Manufacturing Services, Melvin H. Brown, is a Director of the Company. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", and
"Financial Statements".

                             EMPLOYEES

As of December 31, 1996, the Company employed a staff of 11 persons on a full time basis, 2 in marketing, 2 in technical support, 5 in engineering/manufacturing, and 2 in Finance and Administration.
The Company's operations are dependent upon key members of its Engineering and Management personnel. In the event services of these key individuals were lost to the Company, an adverse effect on the Company's operations may be felt. The Company employs part-time labor on an "as needed" basis, usually in engineering/manufacturing. At year end 1996 the Company employed 2 part-time employees. None of the Company's employees are represented by a labor union and the Company believes it has good relations with its employees.

                              ITEM 2.
                            PROPERTIES

EST does not own any real property, plants, mines, or any other materially important physical properties. The Company's administrative offices and laboratories are located in leased facilities at 415 N. Quay Street, Kennewick, Washington. The

Company leases its office and laboratory space in a lease agreement with The Port of Kennewick in Kennewick, Washington for approximately 6,300 square feet of office and laboratory space. The total monthly lease cost is $2,265.83, including a leasehold tax of $257.83. The lease covers a period of three years which expires November 30, 1999.

The Company also owns miscellaneous assets, such as computer equipment, laboratory equipment, and furnishings. The Company does not have any real estate holdings, nor investments in real estate. The Company maintains insurance in such amounts and covering such losses, contingencies and occurrences that the Company deems adequate to protect its property. Insurance coverage includes a comprehensive liability policy covering legal liability for bodily injury or death of persons, and for property owned by, or under the control of the Company, as well as damage to the property of others. The Company maintains key man life insurance protecting the Company in the event of the death of its President. The Company also maintains fidelity insurance which provides coverage to the Company in the event of employee dishonesty.

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

The Company was notified on March 8, 1995 that it was included in a class action against Piper Jaffray, the manager of the Company's marketable securities fund investment which experienced losses as described in Note 13 to the financial statements. This litigation was an amended consolidated class action complaint originally filed on October 5, 1994, as Civ. File No. 3-94-587, in the United States District Court, District of Minnesota. In February 1996, the Company received the first payments pursuant to the settlement of this litigation, and as of December 31, 1996 had received settlement payments amounting to a total of $11,288. The Company expects to receive periodic settlement payments in 1997 and 1998.

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

                             ITEM 4.
      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of 1996 fiscal year.

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

                                    BID                 ASK
                                    ---                 ---
                                HIGH    LOW         HIGH    LOW
                                -----   ----        -----  -----
Fiscal year ended
     December 31, 1996
    First Quarter               7/16    11/32        1/2    7/16
    Second Quarter             15/32     1/4         9/16  15/32
    Third Quarter               7/16     5/16        9/16  15/32
    Fourth Quarter             11/32     3/16        3/8    5/16

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

The approximate number of record holders of common stock of the Registrant as of January 21, 1996 was 672 persons/entities.

Electronic Systems Technology Inc. has never paid a cash dividend and the Board of Directors does not anticipate declaring cash dividends in the foreseeable future.

                             ITEM 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

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

FISCAL YEAR 1996 vs. FISCAL YEAR 1995

GROSS REVENUES: Total revenues for the fiscal year 1996 were $1,443,549 reflecting a 17% decrease from the $1,731,949 total revenues for fiscal year 1995. The decrease is attributable
primarily to decreased sales in 1996, of   $1,190,304 as compared
to 1995 sales of $1,535,071, representing a decrease of 22%. Throughout 1996 the Company experienced decreases in sales revenues in all of the Company's major customer categories; domestic, foreign and U.S. Government (See Note 6 to Financial Statements.) Management believes the reduction in sales revenues is a result of several factors, primarily, increased competition from other types of wireless products in the markets in which the Company competes, postponements and/or cancellations of customer projects intended to employ the Company's products, and uncertainty in purchase decisions on the part potential customers due to delays experienced in the release of the Company's new product, the ESTeem 192.

In 1996, a majority of the Company's domestic sales were for Supervisory Control and Data Acquisition (SCADA) applications and Industrial Controls applications. An example of a SCADA system is a city's water treatment operation. An example of an Industrial Control system is a manufacturer's remote control crane operation. It is Management's opinion that these applications will continue to provide the largest portion of the Company's revenues in the foreseeable future.

In 1996, the Company had $222,239 in foreign export sales, amounting to 17% of total product and service sales for the year. For year end 1995, foreign export sales were $223,800, or 15% of total product sales for the year. It is Management's opinion that foreign sales did not follow the same percentage reduction in sales as other customer categories due to increased use of the Company's products in SCADA projects abroad, as well as relatively large, unexpected orders to customers in Mexico, Venezuela and the

Philippines. Management believes reduction in sales to Canada is due to lack of large site orders which weighted Canadian sales performance in 1995 and 1994. Management believes that reduced sales to former Yugoslavian countries will continue as political stability returns to the region and normal infrastructures are restored, thereby reducing the need for Company's products. Products purchased by foreign customers were used primarily for Industrial Control applications, although an increase in the use of the Company's products in SCADA projects was noted in 1996. It is Management's opinion foreign sales will continue to be strong in the Industrial Control arena. Other than sales through foreign distributors, management believes a majority of the Company's export sales have been obtained as a result of advertisements in INDUSTRIAL & CONTROL SYSTEMS magazine. The geographic composition of the Company's foreign export sales for 1996, and 1995 are shown in Note 6 to the Financial Statements. (See Note 6 to Financial Statements.)

In 1996 products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $262,326 or 22%, of total product sales compared with 1995 levels of $396,567, or 20%, of total product sales. Management believes the comparative decrease in U.S. Government sales are the result of the following factors:
1) postponement of a U.S. Marine Corps (USMC) order that was originally expected in the fourth quarter of 1996, 2) lack of sales under the Company's CAMS subcontract with the Unisys Corporation, and 3) high levels of U.S. Government sales experienced in 1995 unusually weighted 1995 performance for comparative purposes. Products purchased by the U.S. Government were utilized in three primary applications: Inventory Control, PC/PC (Personal Computer) networking, and Command Control. The major application for EST products is in Command Control applications, with Inventory Control second and PC/PC networking third. It is Management's opinion that in the future Command Control applications will exceed PC/PC networking applications and inventory control applications. Due to the uncertainty of the nature of U.S. Government purchasing in general, and specifically the AIT, CAMS, and other programs the Company's products are involved in, Management does not base liquidity, profitability, or material purchase projections on anticipated sales.

As of December 31, 1996, the Company had a backlog of $89,065, for orders placed late in December. The majority of these orders were shipped within the first week of January, 1997. The Company carries a minimal amount of backlog, if any. Customers generally place orders on an "as needed basis". Shipment for most of the Company's products is generally made within 5 working days after receipt of customer orders.

COST OF SALES: Cost of Sales, as a percentage of gross sales, for the years of 1996 and 1995 was 41% and 39%, respectively. Cost of Sales variations that occur are normally attributed to the type of product sold and the size of the order. Larger orders grant lower sales prices, reducing the profit margin.

INVENTORY: The Company's year-end inventory values for 1996 and 1995 were as follows:

                                  1996         1995
                                 -------     --------
          Parts                 $260,397     $198,487
          Work in Progress        68,555        --0--
          Finished goods          72,353       98,550
                                 -------     --------
          TOTAL                 $401,305     $297,037
                                 =======     ========

The majority of the Company's material purchases are handled with scheduled purchase orders. A scheduled purchase order is an order where materials are purchased over a time period negotiated with the supplier, generally from 2 months to 12 months. Shipments are made monthly or on an as-needed basis. By using this method, the Company is able to obtain volume discounts on purchases and also assure that materials will be available when needed. Volume discounts generally provides cost savings of 25% or more. If the Company's sales are less than anticipated, inventory over-stocking can occur. The Company's objective is to keep inventory levels as low as possible to provide maximum cash liquidity, while at the same time, meet production and delivery requirements. The Company must also take into consideration that significant portion of EST component parts have lead times ranging from 16 to 40 weeks. Based on past experience with component availability, current distributor relationships, and current inventory levels, the Company foresees no anticipated shortages of materials used in production.

For year end 1996, purchases and costs allocated to cost of goods sold were $595,119 as compared to $475,691 in 1995. This increase is a primary result of the Company increasing specific and specialized inventory stocks for the anticipated production of the Company's EST 192 product line. This is also reflected in the increase in inventory value at year end 1996 to $401,305 from 1995 year end levels of $297,037.

OPERATING EXPENSES: Operating expenses, prior to allocation of expenses to Cost of Sales and Engineering Services, increased in 1996 to $865,162 from 1995 levels of $839,793. Material changes
in expenses is comprised of the following components:   Advertising
expenses increased to $54,969 in 1996 from 1995 levels of $50,619 due to the Company expanding its advertising exposure in anticipation of the release of the EST 192 product line, as well as increases in fees charged by publishing companies for EST's advertising. Sales commissions decreased from 1995 levels of $31,974 to $22,972 in 1996 due to decreased sales to the U.S. Government. Depreciation expense on the Company's assets increased from 1995 levels of $25,379 to $30,303 in 1996 due to increased depreciable assets acquired by the Company for manufacturing and research and development use. Supplies and materials expenses increased to $26,060 in 1996, from 1995 levels of $12,383 due to increased requirements primarily from research/development
projects.   Printing expenses decreased from 1995 level of $13,104
to $10,203 at year end 1996, due mainly to the Company producing an increased amount of printed material in house instead of subcontracting. Professional services increased from 1995 levels of $46,113 to $77,795 at year end 1996 due to increased amounts paid for engineering services to outside third parties for research and development projects for the development of the EST 192 product line. Repair and maintenance expenses increased in 1996 to $13,080 as compared to $6,992 in 1995, due to increased equipment calibration costs, and higher than normal necessary repairs on the Company's manufacturing and analysis equipment.

Salaries increased to $413,920 in 1996, an increase from 1995 levels of $391,826. This increase is a result of increases in wages and benefits costs, as well as higher accrued vacation benefits from a more tenured employee base accruing an increased amount of vacation benefits in 1996, as compared with figures for 1995. Trade show expenses increased from 1995 levels of $8,688 to $17,682 in 1996, due to increased trade show attendance on the part of the Company.

The Company did not incur bad debt expense during 1996 as compared with the $54,474 recognized for amounts owed to the Company by Diversified Engineering for 1995.

FISCAL YEAR 1995 vs. FISCAL YEAR 1994 RESULTS

Total revenues for fiscal year 1995 were $1,731,949 reflecting a 29% increase from the $1,340,380 total revenues for fiscal year 1994. The increase was attributable primarily to increased sales in 1995 of $1,535,071 as compared to 1994 sales of $1,197,720.
Throughout 1995 the Company experienced increases in both customer orders of large quantity, and in total customer orders processed. Management felt this trend was due in part to increased advertising by the Company, increased awareness of wireless technology options by potential buyers of the Company's products, and customer referrals from the Company's existing customer base.

Operating expenses, prior to allocation of expenses to Cost of Sales and Engineering Services, increased in 1995 to $839,793 from 1994 levels of $743,816. Material changes in operating expenses
is comprised of the following components:   Advertising expenses
increased to $50,619 in 1995 from 1994 levels of $35,848 due to the Company expanding its advertising exposure, as well as increases in fees charged by publishing companies for EST's advertising. Sales commissions increased from 1994 levels of $17,925 to $31,974 in 1995 due to increased sales to the U.S. Government. Depreciation expense on the Company's assets increased from 1994 levels of $21,160 to $25,379 in 1995 due to increased depreciable assets acquired by the Company for internal networking, manufacturing, and research and development use. Supplies expenses increased to $12,383 in 1995, from 1994 levels of $9,601 due to increased requirements resulting from elements such as increases in
production and research/development projects.   Printing expenses
increased from 1994 level of $6,750 to $13,104 at year end 1995, due mainly to increased demand for customer support and marketing related material, such as owners manuals, brochures, and technical bulletins, as well as increased shareholder mailings.
Professional services decreased from 1994 levels of $61,338 to $46,113 at year end 1995 due to timing differences in amounts paid for engineering services to outside third parties. In 1994, the Company had contracted with Remtron, Inc. for these services, whereas in 1995, engineering expertise was not required on development projects until late in the year.

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

Bad Debt expense was recorded, and Accounts Receivable reduced in the amount of $57,204 for 1995 for amounts owed to the Company by Diversified Engineering, but were unpaid. There was also a downward adjustment to the allowance for doubtful accounts to $1,284 for 1995 due to the Company's prior history of low accounts write-offs, leading to a net bad debt expense of $54,474 for 1995.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company's working capital was $1,861,527 compared with $1,723,823 at December 31, 1995. The increase is primarily attributable to the Company's 1996 after-tax profit of $158,735. The Company's operations rely solely on the income generated from sales. The Company's major capital resource requirement is for maintaining adequate inventory levels. Long lead times for some of the critical components, ranging from 16 to 40 weeks, force the Company to maintain higher than normal inventory levels. It is Management's opinion that the Company's working capital as of December 31, 1996 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 1996 was 61.5:1 compared to 13.9:1 at December 31, 1995. The ratio change is attributable primarily to the Company having reduced trade accounts payable and the absence of a federal income tax liability at year end 1996.

The Company's cash resources at December 31, 1996, including cash in the bank and cash equivalent liquid assets, were $1,413,182, reflecting an increase from cash resources of $1,162,726 for year end 1995. Cash flows from operating activities were provided by net income of $158,735, a decrease in accounts receivable of $119,609, depreciation of $30,303. Cash flows were primarily offset by increases in inventory of $104,268, decreasing federal income taxes payable of $58,665, and repurchase of the Company's common stock in the amount of $23,981 in 1996.

Cash and short term investments of the Company changed in holding amounts from year end 1995 to year end 1996, with the majority of the Company's idle cash being invested in commercial paper short term investments, certificates of deposit, and money market accounts. These changes in holding amounts are implemented by the Company so that the Company's liquid resources may earn improved rates of return.

During 1995 the Company held an investment in marketable securities in the Piper Jaffray Institutional Government Fund (the "Fund"). Public information indicates Piper Jaffray suffered losses due to derivatives in is Institutional Government Income Portfolio Mutual Fund. Write downs in the value of the Company's investment in this

Fund totaling $49,953 in 1995 were realized due to the other than temporary decline in value of the investment, treatment for which is outlined in paragraph 16 of Statement of Financial Accounting Standard (SFAS) 115. As of March 31, 1996, the Company had liquidated its marketable securities investment in the Fund.

The Company's trade accounts receivable, adjusted for uncollectible accounts, at December 31, 1996 were $38,311, compared to $157,920 for 1995. The decrease is attributable to reduced sales in the fourth quarter of 1996 which resulted in reduced amounts of receivables owed to the Company. No bad debt expense was recorded during 1996. Bad debt expense was recorded in the amount of $57,204 for 1995 for amounts owed to the Company by Diversified Engineering, which were recovered by the Company during the second quarter of 1996. Management believes that all of the Company's accounts receivable as of December 31, 1996 are collectible.

Aging of accounts receivable, as of December 31, 1996, is as follows:

     Category            Amount      Percentage
   -----------         ----------  --------------
   Current              $15,431             39%
   1-30  past            10,041             25%
   31-60 past            10,251             26%
   61-90 past             3,581              9%
   91-120 past            - 0 -           - 0 -
   over 120                 290              1%

The balances in the past due categories are considered to be at normal levels for the Company. The overall percentages are considered skewed by the abnormally low amount of accounts receivable at year end 1996. The Company believes it's level of risk associated with customer receipts on export sales is minimal. Foreign shipments are made only after payment has been received or if irrevocable letter of credit terms have been pre-arranged, or on Net 30 terms to foreign offices of domestic companies with which the Company has an existing relationship. Foreign orders are generally filled as soon as they are received, therefore, foreign exchange rate fluctuations do not impact the Company.

On May 31, 1991, the Corporation received a Promissory Note from Western Data Com in the amount of $31,491 to cover it's outstanding accounts receivable balance. The Company had received $30,679 from Western Data Com prior to April 25, 1996. On April 25, 1996, the Company received $3,656 from Western Data Com in full settlement of the outstanding portion of the Promissory Note.

Inventory levels as of December 31, 1996 were $401,305, an increase from December 31, 1995 levels of $297,037. This increase is a primary result of the Company increasing specific and specialized inventory stocks for the anticipated production of the Company's ESTeem 192 product line.

Outlays for capital expenditures during fiscal year 1996 amounted to $26,508. These expenditures were primarily for equipment used for research/development and manufacturing. The Company intends on investing in additional capital equipment as it is deemed necessary to support development and/or manufacture of the ESTeem Modem.

As of December 31, 1996, the Company's current liabilities were $30,775, a decrease of $102,817 over the 1995 year end levels of $133,592. The decrease is primarily attributable to the absence of federal income tax payable by the Company, and decreases in trade accounts payable due to low year end purchasing activity. All of the Company's accounts payable at year end were current.

Differences between the provision for income taxes and income taxes computed using the Federal income tax rate, resulted in a deferred tax asset of $411 at year end 1996, compared with a $5,287 deferred tax asset for year end 1995. The primary components of the deferred tax asset were amounts provided by the Company's accrued vacation benefits payable and unused capital loss carryforward resulting from the Companies realized loss on impaired marketable securities during 1995.

The Company's subcontract administered by UNISYS, dated December 23, 1993, is a five year indefinite delivery, indefinite quantity, fixed price contract through September 1997. Based on the terms of the UNISYS contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to UNISYS orders on an as needed basis. There were no sales by the Company to UNISYS under the contract in 1996. It is Management's opinion that sales under the UNISYS contract are impossible to predict due to the uncertain nature of U.S. Government purchasing.

The Company's AIT subcontract administered by INTERMEC, dated July 26, 1994, is a five year indefinite delivery, indefinite quantity, fixed price contract through September 1999. Based on the terms of the AIT contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to AIT orders on an as needed basis. Sales under the AIT contract in 1996 were $96,144. It is Management's opinion that sales under the AIT contract are impossible to predict due to the uncertain nature of U.S. Government purchasing.

The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract runs through March 31, 1997. A renewal GSA contract is being negotiated. If awarded the new GSA contract period would extend through March 31, 1998. Management expects its GSA contract to be renewed. Based on previous years activity, the Company expects the majority of U.S. Government purchases to be placed under the Company's GSA contract. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically, Federal Government sales have averaged approximately 18% of annual sales. Due to the uncertain nature of Federal Government purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal Government purchases in 1997 will be under this GSA contract.

With the possible exception of orders from the Company's UNISYS, AIT, or GSA contracts, and the impact of planned research and development expenditures, Management is unaware of any known trend which would reasonably be likely to have a material effect on the Company's liquidity, results of operations, or financial condition.

The Company's operations were not adversely effected by inflation during 1996. No adverse affect is anticipated during 1997.

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


                           			NONE

                            PART III

                             ITEM 9.

   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 1996; as well as term in office and principal occupation of each director.

  Name of  Director   Term in Office     Age  Principal  Occupation
  -----------------   --------------     ---  ---------------------
  T.L. Kirchner      06/05/93-06/04/99    48  President of the Company

  Melvin H. Brown    06/04/94-06/06/97    66  President of Manufacturing
                                                 Services,Inc.

  Arthur Leighton    06/04/94-06/06/97    73  Consultant

  Robert Southworth  06/04/94-06/06/97    53  Patent Attorney for U.S.
                                                 Dept. of Energy

  John H. Rector     06/05/93-06/04/99    80  Consultant

  John L. Schooley   06/02/95-06/05/98    57  President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 1996; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

  Name of  Officer    Age     Position    Term of Office Period of Service
  ----------------    ---     --------    -------------- ----------------
  T. L. Kirchner      48     President      3 Years      02/10/84-Present

  Robert Southworth   53     Sec/Treas      3 Years      12/11/92-Present

There are no family relationships, whether by blood, marriage, or adoption, between any of the Directors or Executive Officers of the Company.

The following is a brief description of the business experience during the last five years of each director and/or executive officer of the Company.

T.L. KIRCHNER. Mr. Kirchner is founder, President and a Director of the Company. During the last five years Mr. Kirchner devoted 100% of his time to the Management of the Company. His primary duties were to oversee the Management and Marketing functions of the Company. Mr. Kirchner does not serve as a director for any company registered under the Securities Exchange Act.

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

ARTHUR LEIGHTON. Mr. Leighton is a Director of the Company. Mr. Leighton served as President of Kraft Industries through mid 1986. Since then he has been working as an independent Management Consultant. Mr. Leighton does not serve as director of any company which is registered under the Securities Exchange Act. See also the Company's Form 8-K dated March 3, 1997, incorporated herein by reference, describing a shooting incident wherein Mr. Leighton was wounded. As of the date of this Annual Report, the Company is unsure of the extent or enormity of Mr. Leighton's injuries or the effect on his continued ability to serve as a Director for the Company.

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

                            ITEM 10.
                      EXECUTIVE COMPENSATION

The Company's named compensated executive officer is T.L.
Kirchner, President and CEO. The Company did not have any compensated executive officers other than the CEO as of December 31, 1996.

The information specified concerning the compensation of the named executive officers for each of the Registrant's last three completed fiscal years is provided in the following Summary Compensation
Table:

                  	SUMMARY COMPENSATION TABLE

                                              Long Term Compensation
                       Annual Compensation    Awards         Payouts
   (a)            (b)        (c)       (d)         (e)         (f)        (g)       (h)       (i)
                                                                      Securities
  Name and                                        Other    Restricted   Options               All
  Principal                                      Annual      Stock     Underlying   LTIP     Other
  Position       Year      Salary     Bonus   Compensation   Awards      SARs     Payouts Compensation
		                          	($)      ($)(1)	    ($)(2)       ($)         (#)        ($)     ($)(3)
-------------------------------------------------------------------------------------------------------
T. L. Kirchner   1996      74,015     8,748      1,185         0        25,000        0      5,368
President &      1995      67,800     5,356      1,406         0        25,000        0      5,025
CEO              1994      67,800     8,103        578         0             0        0      6,368

(1) Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus
(2) Other Annual Compensation includes Accrued Vacation Pay
(3) All Other Compensation consists of premiums paid for Group
    Health Insurance and Key Man Insurance

The information specified concerning the stock options of the named executive officers during the fiscal year ended December
31, 1996 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                    					    Individual Grants (4)
   (a)              (b)           (c)            (d)                 (e)
                 Number of     % of Total
                 Securities   Options/SARs
     	           Underlying    Granted to
                Options/SARs  Employees in  Exercise or base     Expiration
  Name          Granted # (4)  Fiscal Year    Price($/Sh)           Date
 ---------------------------------------------------------------------------
 T.L. Kirchner    25,000         12.5%          0.42               2/8/99

(4) This table does not include Stock Options granted previously. Form 8-K dated 2/3/95 and 2/9/96, respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 1996 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

          	AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                	AND FISCAL YEAR END OPTION/SAR VALUES

   (a)               (b)          (c)            (d)             (e)
                                              Number of
                                             Securities        Value of
                                             Underlying      Unexercised
                              					  	  	   Unexercised      in-the-money
                               				  	  		  Options/SARs     Options/SARs
                             						  	      at FY-End (#)    at FY-End ($)
                 Number of
              Shares Acquired    Value      Exercisable/     Exercisable/
  Name          on Exercise     Realized($) Unexercisable    Unexercisable
---------------------------------------------------------------------------
 T.L. Kirchner        0            0          50,000               0

The Company does not currently have a Long-Term Incentive Plan ("LTIP").

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors duties associated with the Company's business. There is currently no other compensation arrangements for the Company's directors. (See "Security Ownership of Certain Beneficial Owners and Management" for Stock Options granted in previous years.)

The Company currently does not hold any Employment Contracts nor Change of Control Arrangements with any parties.

                               ITEM 11.
      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 1996, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

                                             Amount &
                                            Nature of
          Title     Name & Address          Beneficial        Percent
            of           of                    of                of
          Class   Beneficial Owner (1)     Ownership (2)       Class
      ------------------------------------------------------------------
        Common     T.L. Kirchner            403,488 (3)         8.1%
                   415 N. Quay Street.
                   Kennewick, WA 99336

      ------------------------------------------------------------------

(1)	Under Rule 13d-3, issued by the Securities and Exchange
Commission, a person is, in general, deemed to "Beneficially own" any shares if such person directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares (a) voting power, which includes the power to vote or to direct the voting of those shares and/or
(b) investment power, which included the power to dispose, or to direct the disposition of those securities. The foregoing table gives effect to shares deemed beneficially owned under Rule 13d-3 based on the information supplied to the Company. The persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	The beneficial owner listed above has stock options giving the right to acquire 50,000 shares of Electronic Systems
Technology, Inc. Common Stock: Options for 25,000 shares were granted February 3, 1995; Options for 25,000 shares were granted February 9, 1996; Options for 25,000 shares were granted February 7, 1997 Forms 8-K, dated February 3, 1995,
February 9, 1996, and February 7, 1997 respectively, are incorporated herein by reference.

(3)	Does not include options granted.  See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of January 15, 1997, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

      Title          Name           Amount & Nature           Percent
        of            of                  of                    of
      Class    Beneficial Owner    Beneficial Ownership        Class
    -------------------------------------------------------------------
     Common     T.L. Kirchner         403,488 (1)               8.1%
                (Officer & Director)

     Common     Robert Southworth       4,000 (1)               0.1%
                (Officer & Director)

     Common     Melvin H. Brown        76,500 (1)               1.5%
                (Director)

     Common     Arthur Leighton        84,000 (1)               1.7%
                (Director)

     Common     John H. Rector          6,000                   0.1%
                (Director)

     Common     John L. Schooley       10,000                   0.2%
                (Director)

(1) Does not include stock options.  See below.

On various dates, the Company's Board of Directors has approved Stock Option Bonuses for Directors and Employees. The following is a summary of the Stock Option bonuses currently outstanding:
Options are exercisable at fixed prices. Options may not be exercised in blocks of less than 5,000 shares. Options not exercised expire three years after approval date or 90 days following termination of employment/board membership, whichever occurs first. In the event of acquisition, merger, recapitalization or similar events of the Company, the optionee will receive equivalent shares or will have a 10-day window in which to exercise the options. Option grants are not transferable or assignable except to the optionee's estate in the event of the optionee's death. The Company's Form 8-K/A, dated February 3, 1995, and Form 8-K, dated December 10, 1993, are incorporated by reference. The information below does not include stock options granted in February 1997, see the Company's Form 8-K dated February 7, 1997.

Recipients of  Stock Options  currently unexpired as of 12/31/96 were as follows:
                                                     Exercise Price
      Name                  Option Shares              per Share
   --------------------------------------------------------------------

  	APPROVAL DATE: 2-9-96
     	David B. Strecker         25,000                   0.42
     	Eric P. Marske            25,000                   0.42
     	Jon A. Correio            25,000	                  0.42
    		Alan B. Cook              25,000      	            0.42
    		Melvin Brown              25,000                   0.42
      Tom Kirchner              25,000                   0.42
     	Arthur Leighton           25,000                   0.42
     	Robert Southworth         25,000                   0.42

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
     	Arthur Leighton           25,000                   0.31
     	Robert Southworth         25,000                   0.31

Stock options must be exercised within 90 days after termination of employment/board membership. During 1996, no options were exercised and 150,000 options expired. At December 31, 1996 there were 375,000 shares reserved for future exercise.

                                 ITEM 12.
              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During fiscal year 1996, the Company contracted for services from Manufacturing Services, Inc. in the amount of $52,199. Manufacturing Services, Inc. is owned and operated by Melvin H. Brown, who is a Director of Electronic Systems Technology, Inc. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

                                   PART IV

                                   ITEM 13.
                      EXHIBITS AND REPORTS ON FORM 8-K

Exhibits filed as part of the Company's 10KSB report for 1996 are listed below. Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

 EXHIBIT
 NUMBER    DESCRIPTION
 -------   -----------
   1.   	Report of Independent Certified Public Accountant
	       	Financial Statements/Financial Statement Schedules
	       	Balance Sheets
		       Statement of Operations
		       Statement of Changes in Stockholders Equity
	       	Statement of Cash Flows
	       	Notes to Financial Statements

   2.   	Reports on Form 8-K
         2.1  Form 8-K dated October 7, 1996
         2.2  Form 8-K dated November 19, 1996
         2.3  Form 8-K dated December 6, 1996
         2.4  Form 8-K dated December 9, 1996
         2.5  Form 8-K dated December 10, 1996
		       2.6  Form 8-K dated December 18, 1996

  	3.   	Articles of Incorporation and By-Laws filed as Exhibit 2.1 to Form
         S-18, Registration Statement No.	2-92949-S, Exhibit ( c ) to Form 8-K,
         filed March 15, 1985, and Amendments to By-Laws adopted by Shareholders on January 14, 1985 are incorporated herein by reference.

 		4. Instrument defining the rights of security holders including indentures.
    	   	Exhibit II Form S-18 Registration Statement No. 2-92949-S is incorporated herein by reference. Forms 8-K dated July 12, 1991, December 14, 1992, December 10, 1993, February 9, 1996,
         February 7, 1997, and Form 8-K/A dated February 3, 1995, are incorporated herein by reference.

 	11.   	Statement regarding computation of per share earnings.

 	13.   	Annual report to security holders, Form 10-Q or quarterly
         report to security holders.                                 N/A

 	22.   	Published report regarding matters submitted to vote of
         security holders.                                           N/A

  24.   	Consents of experts and counsel

  27.   	Financial Data Schedule

  99.   	Additional Exhibits
         Form 8-K/A dated February 9, 1996, is incorporated herein by reference.
     	  	Form 8-K, dated January 17, 1997, is incorporated herein by reference.
  	     	99.1   Form 8-K, dated March 3, 1997

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:    /s/ T. L. KIRCHNER

      T.L. Kirchner, Director/President
      (Principal Executive Officer)

Date:  March 12, 1997

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                  Title                      Date
  ---------               -----------------      ---------------

  /s/ T. L. KIRCHNER      Director/President       Mar. 12, 1997
T.L. Kirchner


  /s/ ROBERT SOUTHWORTH   Director/Secretary/      Mar. 12, 1997
Robert Southworth          Treasurer


  /s/ MELVIN H. BROWN     Director                 Mar. 12, 1997
Melvin H. Brown


                          Director
Arthur Leighton


  /s/ JOHN H. RECTOR      Director                 Mar. 12, 1997
John H. Rector


  /s/ JOHN L. SCHOOLEY    Director                 Mar. 12, 1997
John L. Schooley