Form 10QSB
period 1997-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1997-05-14
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
                            WASHINGTON D.C. 20549

                                  FORM 10-QSB

 [ X ] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
              	For the quarterly period ended:  March 31, 1997

 [   ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       	For the transition period from ____________  to ______________

                      	Commission File Number:  		2-92949-S






                        ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                            (A Washington Corporation)
                   I.R.S. Employer Identification no. 91-1238077

                                415 N. Quay St., #4
                                Kennewick  WA  99336
                                   (509) 735-9092






Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [ X ]      No [   ].


The number of shares outstanding of common stock as of March 31, 1997 was 4,953,667.

                                       PART I
                                FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                            (as prepared by Management)
                                     (Unaudited)

                               SELECTED FINANCIAL DATA

Three Months Ended                   Mar. 31, 1997        Mar. 31, 1996
                                     -------------        -------------
Sales                                $    316,027         $    352,057
Other Revenues (Gross)               $     26,182         $     59,980
Gross Profit                         $    194,264         $    227,758

Net Income Before Taxes              $     29,835         $     85,618
Net Income After Taxes               $     19,691         $     55,310

Earnings Per Share Before Taxes
Primary                              $       .005         $       .016
Fully Diluted                        $       .005         $       .016

Earnings Per Share After Taxes
Primary                              $       .003         $        .01
Fully Diluted                        $       .003         $        .01

Weighted Average Shares Outstanding
Primary                                 5,480,905            5,461,206
Fully Diluted                           5,480,905            5,461,206

Total Assets                         $  2,104,253         $  2,017,352

Long-Term Debt and Capital Lease
   Obligations                       $          0         $          0

Shareholders' Equity                 $  2,031,625         $  1,932,490

Shareholders' Equity Per Share       $       0.41         $       0.39

Working Capital                      $  1,876,003         $  1,786,036

Current Ratio                                27:1                 22:1

Equity To Total Assets                       96 %                 96 %

                         ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                               CONDENSED BALANCE SHEET
                             (as prepared by Management)
                                     (Unaudited)

                                         Mar. 31, 1997        Dec. 31, 1996
                                         -------------        -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                $   1,386,911        $ 1,413,182
Accounts Receivable, net of allowance
   for uncollectibles                          139,133             38,311
Inventory                                      396,382            401,305
Accrued Interest                                 6,217              2,707
Prepaid Expenses                                 3,366             10,031
Deferred tax asset                                 411                411
Prepaid Federal income taxes                    16,211             26,355
                                         -------------        -------------
Total Current Assets                     $   1,948,631        $ 1,892,302

PROPERTY & EQUIPMENT, net of
   depreciation of $193,301 at
   Mar. 31, 1997 and $185,384
   at Dec. 31, 1996                            146,279            141,210

OTHER ASSETS                          	          9,343              9,197
                                         -------------        ------------
TOTAL ASSETS                            	$   2,104,253       	$ 2,042,709
                                         =============        ============

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                        	$      54,652       	$    15,035
Accrued Liabilities	                            17,976    	        15,740
                                         -------------        ------------
Total Current Liabilities               	$      72,628       	$    30,775
		                                       -------------        ------------
STOCKHOLDERS' EQUITY
Common Stock,  $.001 Par Value
50,000,000 Shares Authorized,
4,953,667 Shares Issued And Outstanding 	$       4,954        $     4,954
Additional Paid-in Capital                    	894,129           	894,129
Retained Earnings	                           1,132,542       	  1,112,851
                                         -------------        -----------
                                        	$   2,031,625       	$ 2,011,934
                                         -------------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                               	$   2,104,253       	$ 2,042,709
                                         =============        ===========

                         (See "Notes To Financial Statements")

                         ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                          CONDENSED STATEMENT OF OPERATIONS
                            (as prepared by Management)
                                     (Unaudited)

Three Months Ended                       Mar. 31, 1997        Mar. 31, 1996
                                         -------------        -------------
Sales                                    $    316,027         $    352,057
                                         -------------        -------------
Cost of Sales
Beginning Inventory                           401,305              297,037
Purchases and Allocated Costs                 116,840              107,002
                                         -------------        -------------
                                         $    518,145         $    404,039
Ending Inventory                              396,382              279,740
                                         -------------        -------------
Total Cost of Sales                      $    121,763         $    124,299
                                         -------------        -------------
Gross Profit                             $    194,264         $    227,758
                                         -------------        -------------
Operating Expenses
Finance/Administration                   $     68,424         $     83,629
Research & Development                         40,057               30,644
Marketing                                      54,634               40,387
Customer Service                               16,710                8,510
                                         -------------        -------------
Total Operating Expense                  $    179,825         $    163,170
                                         -------------        -------------
Operating Income                         $     14,439         $     64,588
                                         -------------        -------------
Other Income (expenses)
Interest Income                          $     14,586         $     16,552
Realized loss on Marketable Securities              0             (  3,522)
Recovery from Marketable Securities
   Litigation                                       0                3,700
Engineering Services                           11,596               39,728
Engineering Support                           (10,786)             (35,428)
                                         -------------        -------------
Net Other Income (expense)               $     15,396         $     21,030
                                         -------------        -------------
Net Income Before Income Tax             $     29,835         $     85,618
Provision For Income Tax                       10,144               30,308
                                         -------------        -------------
NET INCOME                               $     19,691         $     55,310
                                         =============        =============
Earnings Per Share
         Before Tax                      $      0.005         $      0.016
         After Tax                       $      0.003         $      0.010

(See "Notes To Financial Statements")

                       ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                          (as prepared by Management)
                                  (Unaudited)

Three Months Ended                                         Mar. 31, 1997          Mar. 31, 1996
                                                           -------------          -------------
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:

Net Income                                                 $     19,691           $     55,310
Noncash items included in income:
      Depreciation                                                7,917                  7,134
      Amortization                                                  644                    459
      Realized Loss on Marketable Securities                          0                  3,522

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable, Net                                     (  100,822)            (   32,827)
Inventory                                                         4,923                 17,297
Prepaid Expenses                                                  6,665             (    5,521)
Accrued Interest                                             (    3,510)            (       56)
Prepaid Income Taxes                                             10,144                      0

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable, Accrued Expenses And
    Other Current Liabilities                                    41,853              ( 20,373)
Accrued Federal Income Taxes                                          0              ( 28,357)
                                                          --------------         --------------
                                                           $  (  12,495)         $   (  3,412)
                                                          --------------         --------------
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment                        $  (  12,986)         $   (    690)
Capitalized Software                                          (     790)                    0
Certificate of Deposit classified as cash equivalent                                                 0               102,000
Proceeds from sale of Marketable Securities                           0               117,595
                                                          --------------         -------------
                                                           $  (  13,776)         $    218,905
                                                          --------------         -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  $   ( 26,271)         $    215,493
Cash And Cash Equivalents At Beginning Of Period              1,413,182             1,162,726
                                                          --------------         -------------
Cash And Cash Equivalents At Ending of Period              $  1,386,911          $  1,378,219
                                                          ==============         =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest                                                              0                     0
Federal Income Taxes                                       $          0          $     58,665
                                                          ==============         =============
Cash And Cash Equivalents:
Cash                                                       $      5,720          $     15,782
Money Market Accounts                                           453,198               455,294
Certificates Of Deposit                                         327,993               907,143
Commercial Paper                                                600,000                     0
                                                          --------------         -------------
                                                           $  1,386,911          $  1,378,219
                                                          ==============         =============

(See "Notes To Financial Statements")

                         ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (as prepared by Management)
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 1997 and March 31, 1996. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the condensed financial statements, certain amounts and balances have been restated from previously filed reports to conform with the condensed format of this quarterly presentation. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1996 as filed with Securities and Exchange Commission.

The results of operation for the three month periods ended March 31, 1997 and March 31, 1996, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

                             	 March 31            December 31
                             	   1997              	   1996
                               ---------            -----------
            Parts             	$ 262,229           	$ 260,397
            Work in progress  	   45,016	              68,555
            Finished goods	       89,137	              72,353
                              	---------            ----------
                              	$ 396,382           	$ 401,305
                              	=========            ==========

NOTE 3 - EARNINGS PER SHARE

Primary earnings per common share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and restricted stock awards. The primary weighted average number of common shares outstanding was 5,480,905 and 5,461,206 for the quarters ended March 31, 1997 and March 31, 1996, respectively. Also, fully diluted earnings per common share assume conversion of derivative securities when the result is dilutive.

NOTE 4 - STOCK OPTIONS

As of March 31, 1997, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 7, 1997, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 7, 1997 totaled 215,000 shares under option and have an exercise price of $0.28 per share. The options granted on February 7, 1997 may be exercised any time during the period from February 7, 1997 through February 7, 2000. The Company's Form 8-K dated February 7, 1997, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12 month period from March 31, 1996 to March 31, 1997, 150,000 shares under option expired, no shares under option were exercised, and 215,000 shares under option were granted. At March 31, 1997 there were 590,000 shares under option reserved for future exercises.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company undertakes to make disclosures and calculations pursuant to SFAS 123 on an annual basis coinciding with the issuance of the Company's Annual Financial Statements. Accordingly, no compensation cost has been recognized for the stock option plan.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 1997, services in the amount of $23,407 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of EST.

NOTE 6 - MARKETABLE SECURITIES

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS
No. 115 establishes generally accepted accounting principles for the financial accounting, measurement and disclosure principals for (1) investments in equity securities that have readily determinable fair market value and (2) all investments in debt securities. The change had no effect on prior years' results. All of the marketable securities held by the Company consisted of securities "available-for-sale", as defined by SFAS No. 115. The basis on which cost is determined in computing realized gain or loss is the specific identification method. During 1995, a total loss of $49,953 was recognized by the Company due to impairment of the value of the marketable securities held by the Company. As of March 31, 1996, the Company had liquidated its marketable securities investment. A summary of the Company's marketable security investment activity as of March 31, 1997 is shown below:

                                           	      March 31    March 31
                                                    1997         1996
                                                  --------    --------
Aggregate fair value of marketable securities      $    0     $      0
Gross unrealized holding gains                       --          --
Gross unrealized holding losses                      --          --
Gross unrealized loss due to impairment
  in marketable securities                           --          --
Amortized cost basis                                    0            0

Changes in marketable securities for the period ended March 31, 1997 are as follows:

                                           	      March 31,   March 31
                                           	         1997        1996
                                                  ---------   ---------
Cost                                               $      0    $171,070
Purchase of shares                                     --         --
Dividends and capital gains reinvested                 --         --
Sale of securities                                        0    (117,595)
Realized loss due to impairment of
   marketable securities                                  0     (49,953)
Realized loss on sale of securities                       0     ( 3,522)
                                                   --------    --------
Fair market value                                  $      0    $      0
                                                   ========    ========

The Company was included in the class action suit settlement against the manager of the Company's marketable securities investments, Piper Jaffray. In February 1996, the Company received the first payments pursuant to this settlement in the amount of $3,700 and as of December 31, 1996 had received settlement payments totaling $11,288. The Company expects to receive scheduled annual settlements amounts over the next two years.

NOTE 7 - STOCK REPURCHASE PLAN

On December 18, 1996, the Company announced the establishment of a plan for the repurchase of the Company's common stock. Pursuant to the Plan, the Company could repurchase shares of its common stock in open market transactions through brokers and dealers, up to the amount allocated by the Plan of $100,000. Repurchase transactions could continue through March 31, 1997. The plan announced on December 18, 1996 was in effect from January 1, 1997 through March 31, 1997. At the conclusion of the established repurchase Plan on March 31, 1997, none of the allocated funds had been expended and no shares of the Company's stock had been repurchased. The Company's
Forms 8-K dated December 18, 1996 and March 31, 1997, as filed with the Securities and Exchange Commission, are included herein by reference.

                                   ITEM II

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjuction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 1997. The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operation

REVENUES: Total revenues from the sale of EST products and services decreased to $327,623 for the first quarter of 1997 as compared to $391,785 in the first quarter of 1996, reflecting a 16% decrease. Gross revenues decreased to $342,209 for the quarter ending March 31, 1997, from $412,037 for the same quarter of 1996. Management believes the decrease in revenues is due to increased competition and postponement or cancellation of projects by the Company's customers, a trend experienced through the last three quarters of 1996, and a trend which Management believes may continue through 1997. The first quarter sales and revenue comparison is also strongly affected by the fact that the first quarter of 1996 was the highest volume first quarter sales and revenue period in the history of the Company.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales decreased to $192,745 in the first quarter of 1997 as compared to $307,350 for the first quarter of 1996. The quarter ended March 31, 1997 was the first opportunity for the Company to sell its new ESTeem 192 products, with these new products comprising 21% of the Company's revenues for the quarter. The Company's
Form 8-K dated January 17, 1997 as filed with the Securities and Exchange Commission is incorporated herein by reference. Foreign export sales for the first quarter of 1997 increased to $100,630 as compared to the $51,768 in foreign sales in the same quarter of 1996. Exports sales were bolstered by the sale of a large project order in the Philippines, and unexpectedly strong sales related to industrial controls applications in Brazil. Sales to U.S. Government programs increased slightly from first quarter 1996 levels of $32,674, to $34,248 for the first quarter of 1997. U.S. Government sales consisted primarily of expansion projects for United States Navy airfield lighting applications. The decrease in engineering services billed for the first quarter of 1997 as compared with the same quarter of 1996, is a result of decreases in the size and scope of the engineering services requested, and an increase in foreign export sales when compared with the first quarter of 1996. During the quarter ended March 31, 1997 sales to Micrologic Systems, Inc. of the Philippines consisted of 13% of the Company's sales and service revenues, and sales to the U.S. Government and subcontractors consisted of 10% of the Company's sales and service revenues. No other sales to a single customer comprised 10% or more of the Company's product sales.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the first quarter of 1997 and 1996 are as follows:
                                             For the first quarter of
  	                                            1997             1996
                                             -------          -------
       Domestic Sales                          59%              76%
       Export Sales                            31%              15%
       U.S. Government Sales                   10%               9%

A percentage breakdown of EST's product sales categories for the first quarter of 1997 and 1996 are as follows:

                                             For the first quarter of
                                               1997            1996
                                             -------          -------
      ESTeem Model 84SP/85SP                    1%              3%
      ESTeem Model 85                           0%             17%
      ESTeem Model 95                          27%             21%
      ESTeem Model 96                          29%             30%
      ESTeem Model 192                         21%              0%
      ESTeem Model 98                           0%              0%
      PEM and PEM-CPU                           5%              0%
      ESTeem Accessories                       12%             17%
      Factory Services                          1%              1%
      Site Support                              4%             10%
      Other                                     0%              1%

Sales include foreign export sales as follows:

                                             Three Months Ended
                                          March 31       March 31
                                            1997           1996
                                         ---------      ---------
Export sales                             $ 100,630      $  51,768
Percent of sales                           	 31%            15%

The geographic distribution of foreign sales for the first quarter of 1997 and 1996 is as follows:

                                           Percent of Foreign Sales

                                           March 31       March 31
     COUNTRY                                 1997           1996
     -----------                           --------       --------
     Philippines                              41%            --
     Brazil                                   32%            --
     Slovenia/Croatia                         12%            59%
     South Korea                              10%            --
     Mexico                                    2%            31%
     Canada                                    2%            10%
     Thailand                                  1%            --


The Company's domestic sales for the first quarter of 1997 continue to be used primarily in Supervisory Control and Data Acquisition (SCADA) applications. Management's opinion is that these applications will continue to provide the largest portion of the Company's domestic sales revenues for the foreseeable future. Products purchased by foreign customers in the first quarter of 1997 were also used primarily in SCADA applications. Foreign sales were also applied in Industrial Control applications, but a shift continues in foreign markets toward SCADA applications, closely mirroring the Company's domestic sales. Products purchased by U.S. Government agencies or by U.S. Government contractors in the first quarter of 1997 were used primarily in Airfield Lighting and Inventory Control applications.

The Company's subcontract, dated December 23, 1993, with UNISYS is an indefinite delivery, indefinite quantity, fixed price contract through September 1997. The Company did not provide material or derive any sales revenues from this contract in the first quarter of 1997. Based on the terms of the UNISYS contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to UNISYS orders on an as needed basis. It is Management's opinion that due to the nature of this contract, sales or timing of orders, if any, pursuant to the contract cannot be predicted.

The Company's AIT subcontract, dated July 26, 1994, with INTERMEC is a five year indefinite delivery, indefinite quantity, fixed price contract through September 1999. The Company did not provide material or derive any sales revenues from this contract in the first quarter of 1997. Based on the terms of the AIT contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to AIT orders on an as needed basis. It is Management's opinion that due to the nature of this contract, sales or timing of orders, if any, pursuant to the contract cannot be predicted.

Based on previous years activity, the majority of all Federal government purchases are under the Company's GSA contract. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically Federal sales average approximately 18% of annual sales, but this level cannot be guaranteed. Due to the uncertain nature of Federal purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal purchases in 1997 will be under this contract.

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

BACKLOG:

The Corporation had minimal backlog at March 31, 1997. Customers generally place orders on an "as needed basis". Delivery is generally made within 5 working days after receiving the order.

COST OF SALES:

Cost of sales percentages of gross sales for the first quarters of 1997 and 1996 were 39% and 35% of gross sales respectively. Cost of Sales variations are attributed to the type of product sold and the size of the order. Larger orders grant lower sales prices because of volume discounting, reducing the margin of profit. During the first quarter of 1997, a different mix of products sold, as well as the sale of new products which have not achieved economies of scale, resulted in an increased cost of sales percentage, when compared with the first quarter of 1996.

OPERATING EXPENSES:

Operating expenses for the first quarter of 1997 increased $16,655 from levels in the first quarter of 1996. The following is a delineation of operating expenses:

                               March 31     March 31      Increase
                                 1997         1996       (Decrease)
                              ---------    ---------   -------------
     Finance/Administration   $ 68,424     $ 83,629    $ (  15,205)
     Research/Development       40,057       30,644          9,413
     Marketing                  54,634       40,387         14,247
     Customer Service           16,710        8,510          8,200
                              --------     --------    -----------
     Total Operating Expenses $179,825     $163,170    $    16,655
                              ========     ========    ===========

Finance and Administration:

During the first quarter of 1997 Finance and Administration expenses decreased $15,205 when compared with the first quarter of 1996. This decrease is a result of lower wage bonuses paid in January of 1997 as compared with bonuses paid in January of 1996, as well as a decrease in professional service fees associated with the collection of bad debts expended by the Company in the first quarter of 1996.

Research and Development:

During the first quarter of 1997, Research and Development expenses increased $9,413 over the same period in 1996. This increase is due to subcontracted Research and Development expertise and material supplies associated with the development of the Company's ESTeem 192 product line as compared with the same period in 1996. Management expects similar Research and Development expenditures during 1997.

Marketing:

During the first quarter of 1997, marketing expenses increased $14,247 when compared with the same period of 1996. The increase is attributable to increased advertising by the Company, and attendance costs of tradeshows.

Customer Service:

Customer service expenses increased by $8,200 in the first quarter of 1997, as compared with the same quarter of 1996. The increase is attributable to a lower percentage of the costs of the customer service department being billed to customer projects as engineering support, when compared with the same quarter of 1996.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $14,586 in interest and dividend income during the quarter ending March 31, 1997. Sources of this income were savings and money market accounts and short term investments.

ENGINEERING SUPPORT:

Engineering support costs decreased to $10,786 as of March 31, 1997, as compared to $35,428 for the same period of 1996. The decrease in engineering support costs for the first quarter of 1997, is a direct result of a reduction in the size and scope of engineering services requested by the Company's customers when compared with the first quarter of 1996.

NET INCOME:

The Company had a net income of $19,691 for the first quarter of 1997 compared to a $55,310 net income for the same quarter of 1996. The net profit decrease is attributed to decreased product sales, increased cost of sales percentage, and increased operating expenses during the first quarter of 1997, when compared with the first quarter of 1996.

B.  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 1997 was 27:1 compared to 61.5:1 at December 31, 1996. The decrease in current ratio is primarily attributable to increases in trade accounts payable as compared with year-end 1996.

For the quarter ending March 31, 1997, the Company had cash and cash equivalent short-term investment holdings of $1,386,911 as compared to cash and cash equivalent holdings of $1,413,182 at December 31, 1996. This decrease is attributable primarily to increased operating expenses, combined with low accounts receivable levels at year end 1996.

Accounts receivable increased to $139,133 as of March 31, 1997, from December 31, 1996 levels of $38,311, due to increased sales revenues and timing differences in the nature of the sales being later in the quarter and therefore not yet collected as of March 31, 1997. Management believes that all of the Company's accounts receivable as of March 31, 1997 are collectible. Inventory decreased slightly to $396,382 at March 31, 1997, from December 31, 1996 levels of $401,305. Prepaid expenses decreased from December 31, 1996 levels of $10,031 to $3,366 as of March 31, 1997 mainly due to decreased prepaid tradeshow fees following attendance of tradeshows by the Company. Prepaid Federal income taxes as of March 31, 1997 decreased to $16,211 compared with December 31, 1996 levels of $26,355 as the Company's tax obligations for the first quarter of 1997 were applied against the tax prepayment that existed at year end 1996.

The Company's fixed assets increased to $339,580 as of March 31, 1997, an increase from December 31, 1996 levels of $326,594, resulting from capital expenditures for engineering equipment to support the production the Company's new product line, of $12,986 for the first quarter 1997. Management foresees additional capital expenditures to support the production and sale of its products as needs arise in 1997.

As of March 31, 1997 the Company's trade accounts payable balances were $54,652 as compared with $15,035 at December 31, 1996, this increase is the result of increased levels of capital expenditures and purchasing for production requirements in the first quarter of 1997.

It is Management's opinion that the Company's cash and cash equivalent reserves, and working capital at March 31, 1997 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise within 1997.

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

                                     PART II
                                OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     Exhibit 27. Financial Data Schedule

 (b) Reports on Form 8-K

     Form 8-K dated January 17, 1997 is incorporated herein by reference. Form 8-K dated February 7, 1997 is incorporated herein by reference. Form 8-K dated March 3, 1997, is incorporated herein by reference. Form 8-K dated March 24, 1997 is incorporated herein by reference. Form 8-K dated March 31, 1997 is incorporated herein by reference.


Exhibit Index                            Reference Form 10-QSB

Exhibit Number                           Notes to Financial Statements

4.  Instruments defining the Rights of Security Holders including indentures.

    Form 8-K dated Jul 12, 1991 is incorporated herein by reference. Form 8-K dated Dec 14, 1992 is incorporated herein by reference. Form 8-K dated Dec 10, 1993 is incorporated herein by reference. Form 8-K/A dated Feb 3, 1995 is incorporated herein by reference. Form 8-K dated Feb 9, 1996 is incorporated herein by reference. Form 8-K dated Feb 7, 1997 is incorporated herein by reference.

11.   Statement Re: computation of per share earnings.       Note 3 to
                                                        Financial Statements

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ELECTRONIC SYSTEMS TECHNOLOGY, INC.


                           By:  /s/ T.L. KIRCHNER

Date: May 9, 1997          Name:  T.L. Kirchner
                           Title:  Director/President
                                   (Principal Executive Officer)

                           By:  /s/ ROBERT SOUTHWORTH

Date: May 9, 1997          Name:  Robert Southworth
                           Title:  Director/Secretary/Treasurer
                                   (Principal Finance Officer)