Form 10QSB
period 1997-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1997-08-14
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
                         WASHINGTON D.C. 20549
                               FORM 10-QSB


    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended:  JUNE 30, 1997

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


  The number of shares outstanding of common stock as of June 30, 1997 was 4,953,667.

                     PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                    ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                        (as prepared by Management)
                                (Unaudited)

SELECTED FINANCIAL DATA
Six months ended	                       June 30,	            June 30,
                                          1997	                1996
                                       ==========	          ==========
  Sales                              	$   546,894         	$   645,760
  Other revenue	                           53,928             	156,495
  Gross profit	                           307,390             	390,948

  Net income before taxes                 	34,389             	180,848
             after taxes                  	22,696             	118,162

  Earnings per share before taxes
             Primary                 	$     0.006         	$      0.03
             Fully diluted                 	0.006                	0.03

  Earnings per share after taxes
             Primary                 	$     0.004                	0.02
             Fully diluted                 	0.004                	0.02
  Weighted average shares outstanding
             Primary                   	5,469,897           	5,463,948
             Fully diluted             	5,469,897           	5,463,948

  Total assets                       	$ 2,095,827         	$ 2,052,710

  Long-term debt and capital
       lease obligations             	$         0         	$         0

  Shareholders' equity	               $ 1,985,092	         $ 1,985,521

  Shareholders' equity per share     	$      0.40         	$      0.39

  Working Capital                    	$ 1,836,862         	$ 1,824,258

  Current ratio                           	17 : 1              	28 : 1

  Equity to total assets                     	95%                 	97%

                       ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                             CONDENSED BALANCE SHEET
                           (as prepared by Management)
                                    (Unaudited)

                                              June 30,           	December 31,
                                                1997                  1996
                                             ===========          ===========
  CURRENT ASSETS
  Cash and cash equivalents                	$  1,378,899       	$  1,413,182
  Accounts receivable, net of allowance for
      uncollectibles of $1,284                  	144,781             	38,311
  Inventory                                     	394,670            	401,305
  Accrued Interest                                	6,545              	2,707
  Prepaid Expenses                                	7,629             	10,031
  Deferred tax asset                                	411                	411
  Prepaid federal Income Taxes                   	14,662             	26,355
                                            	___________           ____	_____
  Total Current Assets                     	$  1,947,597        	$ 1,892,302

  PROPERTY & EQUIPMENT, net of depreciation
     of $201,267 at June 30, 1997
     and $185,384 at Dec. 31, 1996              	138,932            	141,210
  OTHER ASSETS                          	          9,298	              9,197
                                             -----------           ----------
  TOTAL ASSETS                             	$  2,095,827        	$ 2,042,709

  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts payable                         	$     36,535	        $    15,035
  Accrued Liabilities                            	18,514             	15,740
  Refundable Customer Deposits                    	6,149                  	0
  Cash Distributions Payable                     	49,537	                  0
                                             -----------           ----------
  Total Current Liabilities               	 $    110,735         $    30,775

  STOCKHOLDERS' EQUITY
  Common stock, $.001 par value
     50,000,000 shares authorized,
     shares issued and outstanding:
     4,953,667-Dec. 31, 1996 and
     June 30, 1997                         	$      4,954         $      4954
  Additional Paid-in Capital                    	894,129            	894,129
  Retained earnings	                           1,086,009	          1,112,851
                                             -----------           ----------
                                           	$  1,985,092	        $ 2,011,934

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 	$  2,095,827        	$ 2,042,709

 (See "Notes to Financial Statements")

                         ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                          CONDENSED STATEMENT OF OPERATIONS
                             (as prepared by Management)
                                      (Unaudited)

                                       Three Months Ended            Six Months Ended
                                     June 30,       June 30,       June 30,     June 30,
                                       1997           1996           1997         1996
                                    ==========      =========      =========    =========
  SALES                           	$   230,866   	$   293,704   	$   546,894	 $   645,760

  COST OF SALES
  Beginning Inventory             	$   396,382   	$   279,740   	$   401,305 	$   297,037
  Purchases & allocated costs	         116,029       	192,204	       232,869     	299,205
                                    ----------      ---------      ---------    ---------
                                  	$   512,411   	$   471,944   	$   634,174	 $   596,242
  Ending Inventory	                    394,670       	341,430	       394,670     	341,430
                                    ----------      ---------      ---------    ---------
  Total Cost of Sales             	$   117,741   	$   130,514	   $   239,504	 $   254,812
                                    ----------      ---------      ---------    ---------
  Gross Profit                    	$   113,125   	$   163,190   	$   307,390	 $   390,948

  OPERATING EXPENSES
  Finance/Administration          	$    35,223   	$    39,185   	$   103,647	 $   122,813
  Research & Development               	29,550        	31,487        	69,607      	62,133
  Marketing                            	41,277        	56,963        	95,912      	97,349
  Customer Service	                     20,259        	15,889	        36,968	      24,399
                                    ----------      ---------      ---------    ---------
  Total Operating Expense         	$   126,309   	$   143,524   	$   306,134	 $   306,694
                                    ----------      ---------      ---------    ---------
  OPERATING INCOME                	$(   13,184)  	$    19,666   	$     1,256 	$    84,254
                                    ----------      ---------      ---------    ---------
  Other Income (Expenses)
  Interest Income                 	$    15,748   	$    15,588   	$    30,334	 $    32,142
  Loss-Marketable Securities	                0             	0	             0	    (  3,522)
  Recovery from Marketable
    Securities Litigation	                   0             	0             	0       	3,700
  Uncollectibles Accounts
    Recovered	                               0        	57,204             	0      	57,204
  Engineering Services                 	11,987        	23,722        	23,583      	63,450
  Engineering Support	                 ( 9,997)	     ( 20,951)	     ( 20,784)	   ( 56,380)
                                    ----------      ---------      ---------    ---------
  Net Other Income                	$    17,738    $    75,563   	$    33,133	 $    96,594
                                    ----------      ---------      ---------    ---------
  NET INCOME BEFORE TAX           	$     4,554   	$    95,229   	$    34,389 	$   180,848
  Provision for income tax	              1,549        	32,378	        11,693      	62,686
                                    ----------      ---------      ---------    ---------
  Net Income                      	$     3,004   	$    62,851   	$    22,696  $   118,162
                                    ==========      =========      =========    =========
Earnings per Share
          Primary                 	$    0.0005   	$      0.01   	$     0.004 	$      0.02
          Fully Diluted                	0.0005          	0.01         	0.004        	0.02

(See "Notes to Financial Statements")

                         ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                               STATEMENT OF CASH FLOWS
                             (as prepared by Management)
                                     (Unaudited)

  SIX MONTHS ENDED                                     	June 30,1997   	June 30, 1996
                                                        ============    ============
  CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
  Net income                                           	$   22,696     	$   118,162

  Noncash expenses included in income:
     Depreciation                                          	15,883          	14,556
     Amortization                                           	1,289             	918
     Realized Loss on Marketable Securities                     	0           	3,522

  DECREASE (INCREASE) IN CURRENT ASSETS:
     Accounts receivable, net                           	( 106,470)         	36,525
     Inventory	                                              6,635        	( 44,393)
     Prepaid expenses                                       	2,402        	(  3,895)
     Accrued interest                                   	(   3,838)          	1,692
     Prepaid income taxes                                  	11,693        	( 13,514)

  Increase (Decrease) in Current Liabilities:
     Accounts payable, accrued expenses
          and other current liabilities	                    30,423        	(  7,738)
     Accrued federal income taxes	                               0	        ( 58,665)
                                                         ---------        ---------
                                                      	$ (  19,287)    	$    47,170
                                                         ---------        ---------
  CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
     Additions to property and equipment        	      $ (  13,606)    	$  ( 23,380)
     Capitalized Software                               	(     790)               0
     Deposits                                           	(     600)               0
     Certificate of Deposit classified as
          cash equivalent	                                       0         	102,000
     Proceeds, sale of Marketable Securities	                    0          117,595
                                                         ---------        ---------
                                                      	$  ( 14,996)     	$  196,215
                                                         ---------        ---------
  CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
     Proceeds from Note Receivable                              	0           	3,449
     Repurchase of Common Stock	                                 0        	(  9,821)
                                                         ---------        ---------
                                                      	$         0      	$ (  6,372)
                                                         ---------        ---------

  Net increase in cash and cash equivalents           	$ (  34,283)	     $  237,013

  Cash and cash equivalents at beginning of period      	1,413,182       	1,162,726
                                                         ---------        ---------
  Cash and Cash equivalents at end of period           	$1,378,899      	$1,399,739
                                                         =========        =========


                       ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                       STATEMENT OF CASH FLOWS (continued)
                           (as prepared by Management)
                                    (Unaudited)

  SIX MONTHS ENDED                         	June 30, 1997     	June 30, 1996
                                            =============	     =============
  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
  INFORMATION:

  Cash paid year to date:
     Interest	                              $           0     	$           0
     Federal income taxes                  	$           0     	$     134,865
                                             ============       ============
  Cash allocated for Cash Distribution     	$      49,537     	$           0
                                             ============       ============
  Cash and Cash Equivalents:
     Cash                                  	$       5,550     	$      11,115
     Money market accounts                       	441,512           	470,774
     Certificates of Deposit                     	331,837           	517,850
     Commercial Paper	                            600,000           	400,000
                                             ------------       ------------
                                           	$   1,378,899	     $   1,399,739
                                             ============       ============

(See "Notes to Financial Statements")

                        ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                           NOTES TO FINANCIAL STATEMENTS
                            (as prepared by Management)
                                     (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

  The condensed financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six month periods ending June 30, 1997 and June 30, 1996. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the condensed financial statements, certain amounts and balances have been restated from previously filed reports to conform with the condensed
  format of the 1997 presentation.   These condensed financial statements
  should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1996 as filed with Securities and Exchange Commission.

  The results of operation for the three and six month periods ended June 30, 1997 and June 30, 1996, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

  Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

                                June 30,         December 31,
                                  1997               1996
                              	=========        ============
         Parts              	$   239,789        	$   260,397
         Work in progress        	37,564             	68,555
         Finished goods	         117,317	             72,353
                               ---------        ------------
                            	$   394,670        	$   401,305
                               =========        ============

NOTE 3 - EARNINGS PER COMMON SHARE

  Primary earnings per common share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect on stock options and restricted stock awards. The primary weighted average number of common shares outstanding was 5,469,897 and 5,463,948 for the quarters ended June 30, 1997 and June 30, 1996, respectively. Also, fully diluted earnings per common share assume conversion of derivative securities when the result is dilutive.

NOTE 4 - STOCK OPTIONS

  As of June 30, 1997, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 7, 1997, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 7, 1997 totaled 215,000 shares under option and have an exercise price of $0.28 per share. The options granted on February 7, 1997 may be exercised any time during the period from February 7, 1997 through February 7, 2000. The Company's Form 8-K dated February 7, 1997, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment. During the 12 month period from June 30, 1996 to June 30, 1997, 150,000 shares under option expired, no shares under option were exercised, and 215,000 shares under option were granted. At June 30, 1997 there were 590,000 shares under option reserved for future exercises.

NOTE 5 - RELATED PARTY TRANSACTIONS

  For the six month period ended June 30, 1997, services in the amount of $37,177, were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

NOTE 6 - CASH DISTRIBUTION

  On June 5, 1997, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 20, 1997, of $0.01 per share of common stock, with a payable date of July 11, 1997. The payment of the cash distribution was completed by July 11, 1997. For the quarter ended June 30, 1997, the Company recognized a current liability in the amount of $49,537, reflecting the total dollar value of the cash distribution. The Company's Form 8-K dated June 5, 1997, as filed with the Securities and Exchange Commission is included herein by reference.

                                   ITEM II
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

  MANAGEMENT'S DISCUSSION AND ANALYSIS IS INTENDED TO BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED FINANCIAL STATEMENTS AND THE INTEGRAL NOTES THERTO FOR THE QUARTER ENDING JUNE 30, 1997. THE FOLLOWING STATEMENTS MAY BE FORWARD LOOKING IN NATURE AND ACTUAL RESULTS MAY DIFFER MATERIALLY.

  A.  Results of Operations

  REVENUES:

  Total revenues from the sale of the Company's ESTeem(tm) wireless modem systems, accessories, and services decreased to $242,853 for the second quarter of 1997 as compared to $317,426 in the second quarter of 1996, reflecting a decrease of 23%. Gross revenues decreased to $258,601 for the quarter ending June 30, 1997, from $390,218 for the same quarter of 1996. This decrease is attributable mainly to a reduction in sales to the U.S. Government, which experienced reductions in the second quarter of 1997 when compared with the same quarter of 1996, as well as a reduction in other revenue sources from recovery of uncollectible accounts experienced in the second quarter of 1996.

  The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales increased to $202,774 in the second quarter of 1997 as compared to $142,023 for the second quarter of 1996. Foreign export sales for the second quarter of 1997 decreased to $30,419 as compared to the $43,091 in the same quarter of 1996. U.S. Government sales decreased to $9,660 in the second quarter of 1997, a decrease from second quarter 1996 figure of $132,318, which Management believes is a result of budget reductions and project delays in the United States Government defense infrastructure. The decrease in engineering services from $23,722 as of June 30, 1996, to $11,987 as of June 30, 1997, is a result of a decrease in the size and scope of engineering services requested when compared with the second quarter of 1996. Sales to Columbia Electric Supply, a subsidiary of Consolidated Electrical Distributors, resulted in 29% of the Company's product and service revenues. No other sales to a single customer comprised 10% or more of the Company's product sales for the quarter ending June 30, 1997.

  A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the second quarter of 1997 and 1996 are as follows:

                               For the second quarter of
                                   1997         1996
                                  	====        	====
          Domestic Sales           	83%         	45%
          Export Sales             	13%	         13%
          U.S. Government Sales     	4%	         42%

  A percentage breakdown of EST's product sales categories for the second quarter of 1997 and 1996 are as follows:

                                        For the second quarter of
                                          1997            1996
                                         	====           	====
            ESTeem Model 192              	37%              	-
            ESTeem Model 95               	25%            	49%
            ESTeem Model 96               	16%            	12%
            ESTeem Model 84SP/85SP	         1%              	-
            ESTeem Model 85      	less than 1%             	9%
            PEM and PEM-CPU                 	-   	less than 1%
            ESTeem Accessories            	15%            	20%
            Factory Services               	1%             	2%
            Site Support                   	5%             	8%

  Sales include foreign export sales as follows:

                                            Six Months Ended
                                         June 30,        June 30,
                                           1997            1996
                                        	========       	========
                  Export sales       	$    131,049   	$     94,859
                  Percent of sales            	23%            	14%

  The geographic distribution of foreign sales for the second quarter of 1997 and 1996 is as follows:

                                          Percent of Foreign Sales
                                         June 30,         June 30,
                                           1997             1996
  	                                      ========         =========
                    COUNTRY
            -----------------------
                    Ecuador                	35%               	6%
                    Chile                  	25%               	0%
                    Canada                 	22%               	6%
                    Israel                 	18%               	5%
                    Slovenia/Croatia        	0%              	32%
                    Mexico                  	0%              	26%
                    Brazil        	less than 1%              	25%
                    Venezuela               	0%     	less than 1%

  The bulk of the Company's domestic sales for the second quarter of 1997 continue to be used in Supervisory Control and Data Acquisition (SCADA) applications. It is Management's opinion that these applications will continue to provide the largest portion of the Company's domestic sales revenues in the foreseeable future. Products purchased by foreign customers in the second quarter of 1997 were also used primarily in SCADA applications. Foreign sales were also applied in Industrial Control applications, but the shift continues in foreign markets toward SCADA applications, closely mirroring the Company's domestic sales, a trend which Management foresees continuing for the foreseeable future.

  The Company's subcontract, dated December 23, 1993, with UNISYS is an indefinite delivery, indefinite quantity, fixed price contract through September 1997. The Company did not provide material or derive any sales revenues from this contract in the second quarter of 1997. Based on the terms of the UNISYS contract, and contracts of this type in general,

  Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to UNISYS orders on an as needed basis. It is Management's opinion that due to the nature of this contract, sales or timing of orders, if any, pursuant to the contract cannot be predicted.

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

  BACKLOG:

  The Corporation had backlog orders of $56,755 as of June 30, 1997, the majority of which shipped within the first two weeks of the third quarter of 1997. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 working days after receiving the order.

  COST OF SALES:

  Cost of sales percentages for the second quarters of 1997 and 1996 were 51% and 44% of gross sales respectively. Cost of Sales variations are attributed to the type of product sold and the size of the order. Larger orders grant lower sales prices because of volume discounting, reducing the margin of profit. During the second quarter of 1997, a different mix of products sold, as well as the sale of new products which have not achieved economies of scale, resulted in an increased cost of sales percentage, when compared with the second quarter of 1996.

  OPERATING EXPENSES:

  Operating expenses for the second quarter of 1997 were $17,215 lower than the second quarter of 1996. The following is a delineation of operating expenses:

       For the quarter ended:      June 30,       June 30,     Increase
                                     1997           1996      (Decrease)
                                  	=======       	=======      	=======
      Finance/Administration    	$  35,223     	$  39,185  $  (   3,962)
      Research/Development         	29,550        	31,487    	(   1,937)
      Marketing                    	41,277        	56,963     (  15,686)
      Customer Service	             20,259	        15,889	        4,370
                                   -------        -------       -------
      Total Operating Expenses  	$ 126,309     	$ 143,524 	$  (  17,215)
                                   =======        =======       =======

  FINANCE AND ADMINISTRATION:

  During the second quarter of 1997 Finance and Administration expenses decreased $3,962 over the second quarter of 1996. This decrease is due primarily in reductions of professional services required by the Company and reduced postage, shipping and printing costs when compared with the second quarter of 1996.

  RESEARCH AND DEVELOPMENT:

  During the second quarter of 1997, Research and Development expenses decreased $1,937 over the same period in 1996. This decrease is due to a reduction in subcontracted Research and Development expertise associated with the development of the Company's ESTeem 192 product line as compared with the same period in 1996.

  MARKETING:

  During the second quarter of 1997, marketing expenses decreased $15,686 over the same period in 1996. This decrease is attributable to a combination of decreased sales commissions from lower U.S. Government sales, and timing differences in attendance of tradeshows and related travel expenses for the second quarter of 1997 when compared with the same quarter of 1996.

  CUSTOMER SERVICE:

  Customer service expenses increased by $4,370 in the second quarter of 1997 as compared with the same period of 1996. The increase is due to additional resources committed to the establishment of a local test site for the application of the Company's products in Mobile Data Terminal applications for the law enforcement and public safety marketplaces. Management expects the partnership with a local law enforcement agency will allow the Company to gain expertise in the Mobile Date Terminal market to exploit this market opportunity.

  INTEREST INCOME:

  The Corporation earned $15,748 in interest income during the quarter ended June 30, 1997. Sources of this income were savings and money market accounts, and short term investments.

  ENGINEERING SUPPORT:

  Engineering support costs decreased to $9,997 for the quarter ended June 30, 1997, as compared to $20,951 for the same period of 1996. This decrease in engineering support costs for the second quarter of 1997 is a result of an overall decrease in engineering services requested by customers when compared with the second quarter of 1996.

  NET INCOME:

  The Corporation had a net income of $3,004 for the second quarter of 1997, compared to a $62,851 net income for the same quarter of 1996. The net income decrease is attributed to decreased revenues from product sales and engineering services, increased cost of goods sold percentage, and a reduction in other revenue sources from recovery of uncollectible accounts experienced in the second quarter of 1996.

  B.  Financial Condition as of June 30, 1997.

  The Corporation's current asset to current liabilities ratio at June 30, 1997 was 17:1 compared to 61.5:1 at December 31, 1996. The decrease in current ratio is primarily attributable to increases in trade accounts payable, and liability incurred by the approval of cash distributions in June, when compared with current liability levels at year-end 1996.

  For the quarter ending June 30, 1997, the Company had cash and cash equivalent short-term investment holdings of $1,378,899 as compared to cash
  and cash equivalent holdings of $1,413,182 at December 31, 1996.   This
  decrease is attributable primarily to low accounts receivable levels at year end 1996, combined with operating requirements and lower net income performance by the Company in the second quarter of 1997.

  Accounts receivable increased to $144,781 as of June 30, 1997, from December 31, 1996 levels of $38,311, due to increased sales revenues during the second quarter, when compared with the unusually low accounts receivable levels at year end 1996. Management believes that all of the Company's accounts receivable as of June 30, 1996 are collectible.

  Inventory decreased to $394,670 at June 30, 1997, from December 31, 1996 levels of $401,305. It is Management's opinion that inventory levels may increase in 1997 as components are procured for full scale production of yet to mature product lines. Prepaid expenses decreased from December 31, 1996 levels of $10,031 to $7,629 as of June 30, 1997, due to timing differences in prepaid fees for tradeshows when compared with the second quarter of 1996.

  The Company's fixed assets increased to $340,199 as of June 30, 1997, from December 31, 1996 levels of $326,594, resulting from capital expenditures of $13,606. These expenditures consisted mainly of upgrade and expansion of the Company's production support equipment.

  As of June 30, 1997, the Company's trade accounts payable balances were $36,535 as compared with $15,035 at December 31, 1996, and reflects amounts owed for purchases of inventory stocks and contracted services. Refundable customer deposits in the amount of $6,149 were held by the Company for prepayment by foreign customers for orders that were not shipped until the beginning of the third quarter of 1997. As of June 30, 1997, the Company recognized a current liability in the amount of $49,537, reflecting the total dollar value of a declared cash distribution as of June 5, 1997, of $0.01 per share of common stock, with a record date of June 20, 1997 and a payable date of July 11, 1997.

  It is Management's opinion that the Company's cash and cash equivalent reserves, and working capital at June 30, 1997 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise within 1997.

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

                                    PART II
                               OTHER INFORMATION

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit 27. Financial Data Schedule, June 30, 1997

     (b) Reports on Form 8-K


     Form 8-K dated May 15, 1997 is incorporated herein by reference. Form 8-K dated June 5, 1997 is incorporated herein by reference. Form 8-K dated June 6, 1997 is incorporated herein by reference.


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


                                   ELECTRONIC SYSTEMS TECHNOLOGY, INC.


                                          /s/ T.L. KIRCHNER


       Date:     12 August 1997	   Name:  T.L. Kirchner
                                   Title:  Director/President
                                   (Principal Executive Officer)


                                         /s/ ROBERT SOUTHWORTH


       Date:     12 August 1997	  	Name:  Robert Southworth
                                   Title:  Director/Secretary/Treasurer
                                   (Principal Financial Officer)