Form 10QSB
period 1997-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1997-11-04
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
                          WASHINGTON D.C. 20549
                               FORM 10-QSB


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:  SEPTEMBER 30, 1997

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


The number of shares outstanding of common stock as of September 30, 1997 was 4,953,667.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                       ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                           (as prepared by Management)
                                    (Unaudited)

                             SELECTED FINANCIAL DATA

Nine months ended                           Sept 30                 Sept 30
                                              1997	                   1996
                                          ==========	             ==========
Sales                                    $   913,763              $    905,680
Other revenue                            $    99,622              $    207,568
Gross profit                             $   518,015              $    545,166

Income (Loss) before income taxes        $   141,956              $    211,750
               after income taxes        $    93,691              $    138,557

Earnings per common share before taxes
     Primary                             $       .03              $        .04
     Fully diluted                               .03                       .04

Earnings per common share after taxes
     Primary                             $       .02              $        .03
     Fully diluted                               .02                       .03

Weighted average number of common
  shares and common stock equivalents
  outstanding for use in determining
  Earnings Per Share:
      Primary                              5,480,843                 5,475,339
      Fully diluted                        5,480,843                 5,475,339

Total assets                             $ 2,102,117              $  2,047,304

Long-term debt and capital
 lease obligations                       $         0              $          0

Shareholders' equity                     $ 2,056,088              $  1,991,756

Shareholders' equity per share           $      0.42              $       0.40

Working Capital                          $ 1,914,013              $  1,835,750

Current ratio                                   43:1                      34:1

Equity to total assets                           98%                       97%

                           ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                                        BALANCE SHEET
                                (as prepared by Management)
                                         (Unaudited)

                                                 September 30         December 31
                                                     1997                  1996
                                                 ------------        -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $  1,435,762         $  1,413,182
  Accounts receivable, net of allowance
      for uncollectibles of $1,284                    138,087               38,311
  Inventory                                           361,278              401,305
  Accrued interest                                      6,897                2,707
  Prepaid expenses                                     17,607               10,031
  Deferred tax asset                                      411                  411
  Prepaid Federal Income Taxes                              0               26,355
                                                 ------------        -------------
  Total Current Assets                           $  1,960,042         $  1,892,302

PROPERTY & EQUIPMENT, net of
  depreciation of $209,339 at
  Sept. 30, 1997 and $185,384 at
  Dec. 31, 1996                                       134,021              141,210
OTHER ASSETS                                            8,054                9,197
                                                 ------------        -------------
TOTAL ASSETS                                     $  2,102,117         $  2,042,709
                                                 ============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $     26,336	        $     15,035
  Accrued Liabilities                                  17,783               15,740
  Accrued federal income tax                            1,910                    0
                                                 ------------        -------------
Total Current Liabilities                        $     46,029         $     30,775
                                                 ------------        -------------
STOCKHOLDERS' EQUITY
Common stock, $.001 par value
50,000,000 shares authorized,
shares issued and outstanding:
    4,953,667-December 31, 1996
    and September 30, 1997                       $      4,954         $      4,954
Additional paid-in capital                            894,129              894,129
Retained earnings                                   1,157,005            1,112,851
                                                 ------------        -------------
                                                 $  2,056,088         $  2,011,934
                                                 ------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  2,102,117         $  2,042,709
                                                 ============        =============

(See "Notes to Financial Statements")

                          ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                                STATEMENT OF OPERATIONS
                              (as prepared by Management)
                                       (Unaudited)

                                          Three Months Ended             Nine Months Ended
                                        Sept 30        Sept 30        Sept 30         Sept 30
                                          1997           1996           1997            1996
                                       ----------      --------      ----------       ---------
SALES                                 $   366,869    $  259,919      $  913,763      $  905,680
                                       ----------      --------      ----------       ---------
COST OF SALES
Beginning Inventory                   $   394,670    $  341,430      $  401,305      $  297,037
Purchases & Allocated Costs               122,852       122,094         355,721         421,299
                                       ----------      --------      ----------       ---------
                                      $   517,522    $  463,524      $  757,026      $  718,336
Ending Inventory                          361,278       357,822         361,278         357,822
                                       ----------      --------      ----------       ---------
Total Cost of Sales                   $   156,244    $  105,702      $  395,748      $  360,514
                                      -----------     ---------      ----------       ---------
GROSS PROFIT                          $   210,625    $  154,217      $  518,015      $  545,166
                                      -----------     ---------      ----------       ---------
OPERATING EXPENSES
Finance/Administration                $    31,373    $   29,984      $  135,020      $  152,797
Research & Development                     29,682        44,533          99,289         106,665
Marketing                                  43,423        53,119         139,335         150,467
Customer Service                           18,270        17,936          55,238          42,336
                                      -----------     ---------      ----------    	  ---------
Total Operating Expenses              $   122,748    $  145,572      $  428,882      $  452,265
                                      -----------     ---------      ----------       ---------
NET OPERATING INCOME                  $    87,877    $    8,645      $   89,133      $   92,901
                                      -----------     ---------      ----------    	  ---------
OTHER INCOME (EXPENSES)
Interest Income                       $    15,959    $   15,001      $   46,293      $   47,143
Loss-Mktble Securities                          0             0               0       (   3,522)
Recovery from Mktble Sec. Litigation        1,633         1,782           1,633           5,483
Uncollectible Accounts Recovered                0             0               0          57,204
Engineering Services                       28,112        34,291          51,696          97,738
Engineering Support                    (   26,014)   (   28,817)     (   46,799)      (  85,197)
                                      -----------     ---------      ----------      	---------
Net Other Income                      $    19,690    $   22,257      $   52,823      $  118,849
                                      -----------     ---------      ----------    	  ---------
NET INCOME BEFORE TAX                 $   107,567    $   30,902      $  141,956      $  211,750
Provision for income tax                   36,572        10,507          48,265          73,193
                                      -----------     ---------      ----------    	  ---------
NET INCOME                            $    70,995    $   20,395      $   93,691      $  138,557
                                      ===========     =========      ==========       =========
Earnings per Share
   Primary                            $      0.01    $    0.004      $     0.02      $     0.03
   Fully Diluted                      $      0.01    $    0.004      $     0.02      $     0.03

(See "Notes to Financial Statements)

                           ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                                 STATEMENT OF CASH FLOWS
                               (as prepared by Management)
                                        (Unaudited)

NINE MONTHS ENDED                               September 30            September 31
                                                     1997                    1996
                                               ---------------         ---------------
CASH FLOWS PROVIDED (USED) IN
OPERATING ACTIVITIES:
Net income                                      $      93,691           $     138,557

Noncash expenses included in income:
  Depreciation                                         23,955                  22,432
  Amortization                                          1,933                   1,378
  Realized Loss/Impaired Securities                         0                   3,522

Decrease (Increase) in Current Assets:
  Accounts receivable, net                         (   99,776)                 18,036
  Inventory                                            40,027            (     60,785)
  Prepaid income taxes                                 26,355            (     23,007)
  Prepaid expenses                                 (    7,576)           (     12,355)
  Accrued interest                                 (    4,190)                    827

Increase (Decrease) in Current Liabilities:
  Accounts payable, accrued expenses
    and other current liabilities                      13,344            (     19,379)
  Accrued federal income taxes                          1,910            (     58,665)
                                               ---------------         ---------------
                                                $      89,673           $      10,561
                                               ---------------         ---------------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES:
  Additions to property and equipment           $ (    16,766)          $(     25,383)
  Additions to capitalized software               (       790)           (      1,076)
  Certificate of Deposit classified
        as cash equivalent                                  0                 102,000
  Proceeds from sale of Marketable Securities               0                 117,595
                                               ---------------	         --------------
                                                $ (    17,556)          $     193,136
                                               ---------------          --------------
CASH FLOWS PROVIDED (USED) IN
FINANCING ACTIVITIES:
  Payment of Cash Distribution                  $ (    49,537)          $           0
  Proceeds from Note Receivable                             0                   3,449
  Repurchase common stock                                   0            (     23,981)
                                               ---------------          --------------
                                                $ (    49,537)          $(     20,532)
                                               ---------------	         --------------

(See "Notes to Financial Statements)

                         ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                               STATEMENT OF CASH FLOWS
                                     (continued)
                             (as prepared by Management)
                                     (Unaudited)

Nine Months Ended                                  September 30         September 30
                                                        1997                 1996
                                                  --------------       --------------
Net increase in cash and cash equivalents         $      22,580        $      183,165

Cash and cash equivalents at beginning of period      1,413,182             1,162,726
                                                  --------------       --------------
Cash and Cash equivalents at ending of period     $   1,435,762        $    1,345,891
                                                  ==============       ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION:

Cash paid year to date:
  Interest                                        $           0        $            0
  Income taxes                                           20,000               154,865
                                                  =============        ==============
Cash and Cash Equivalents:
  Cash                                            $       6,233        $        6,034
  Money market accounts                                 486,969               418,680
  Certificates of Deposit                               335,560               321,177
  Commercial paper                                      607,000               600,000
                                                  -------------        --------------
                                                  $   1,435,762        $    1,345,891
                                                  =============        ==============

 (See "Notes to Financial Statements)

                           ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                              NOTES TO FINANCIAL STATEMENTS
                               (as prepared by Management)
                                       (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements of Electronic Systems Technology, Inc. (the "Company"),presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 1997 and September 30, 1996. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the condensed financial statements, certain amounts and balances have been restated from previously filed reports to conform with the condensed format of the 1997 presentation. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 1997 and September 1996, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

                                         September 30          December 31
                                             1997                  1996
                                      -----------------      ----------------
      Parts                            $      239,341         $      260,397
      Work in progress                            277                 68,555
      Finished goods                          121,660                 72,353
                                      -----------------      ----------------
                                       $      361,278         $      401,305
                                      =================      ================

NOTE 3 - EARNINGS PER COMMON SHARE

Primary earnings per common share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect of stock options and restricted stock awards. The primary weighted average number of common shares outstanding for the quarters ended September 30, 1997 and September 30, 1996 were 5,480,843 and 5,475,339, respectively. Also, fully diluted earnings per common share assume conversion of derivative securities when the result is dilutive.

NOTE 4 - STOCK OPTIONS

As of September 30, 1997, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 7, 1997, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 7, 1997 totaled 215,000 shares under option and have an exercise price of $0.28 per share.
The options granted on February 7, 1997 may be exercised any time during the period from February 7, 1997 through February 7, 2000. The Company's Form
8-K dated February 7, 1997, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment. During the 12 month period from September 30, 1996 to September 30, 1997, 150,000 shares under option expired, no shares under option were exercised, and 215,000 shares under option were granted. At September 30, 1997 there were 590,000 shares under option reserved for future exercises.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the nine month periods ended September 30, 1997 and September 30, 1996, services in the amount of $62,524 and $34,191, respectively, were contracted with Manufacturing Services, Inc., of which the owner/president, is a member of the Board of Directors of the Company.

NOTE 6 - CASH DISTRIBUTION

On June 5, 1997, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 20, 1997, of $0.01 per share of common stock, with a payable date of July 11, 1997. The payment of the cash distribution was completed by July 11, 1997 for a total dollar value of $49,537. For the quarter ended September 30, 1997, the Company had met all cash distribution obligations and no longer recognized current liabilities previously recorded for the cash distribution. The Company's Form 8-K dated June 5, 1997, as filed with the Securities and Exchange Commission is included herein by reference.

                                      ITEM II
           MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS IS INTENDED TO BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED FINANCIAL STATEMENTS AND THE INTEGRAL NOTES THERETO FOR THE QUARTER ENDING SEPTEMBER 30, 1997. THE FOLLOWING STATEMENTS MAY BE FORWARD LOOKING IN NATURE AND ACTUAL RESULTS MAY DIFFER MATERIALLY.

A.	RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company's ESTeem(tm) wireless modem systems, accessories, and services increased to $394,981 for the third quarter of 1997 as compared to $294,210 in the third quarter of 1996, resulting in an increase of 34%. Other income revenue sources for the nine month period decreased from $207,568 as of September 30, 1996 to $99,622 at September 30, 1997, due to unusually high recovery of uncollectible accounts experienced in the second quarter of 1996, and a reduction in engineering services requested by the Company's customers during 1997. Gross revenues increased to $412,573 for the quarter ending September 30, 1997, from $310,993 for the same quarter of 1996, reflecting an increase of 33%. The increase in revenues is a result of strengthening of sales of the Company's ESTeem 192 products, with increased orders from both U.S. Government and Foreign customers, when compared with the third quarter of 1996. The comparative increase is also a result of lower than anticipated sales performance experienced in the third quarter of 1996.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales increased to $261,403 in the third quarter of 1997 as compared to $222,884 for the third quarter of 1996. Foreign export sales for the third quarter of 1997 increased to $56,578 as compared to the $26,439 in the same quarter of 1996 primarily due to increased sales to Latin American customers, as well as a distributor in South Korea. U.S. Government sales increased in the third quarter of 1997 to $77,000, an increase from the third quarter 1996 level of $44,887, as a result of expansion of existing U.S. Government projects using ESTeem products. Engineering services decreased to $28,112 as of September 30, 1997, as compared to $34,291 as of September 30, 1996, primarily as a result of a decrease in the size and scope of engineering services requested, as well as an increasing number of customers deciding to use local resources for automation project consultation and installation. During the quarter ended September 30, 1997, sales to U.S. Government programs and contractors comprised 19% of the Company's product and service revenues. No other sales to a single customer comprised 10% or more of the Company's product and service sales for the quarter ending September 30, 1997.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the third quarter of 1997 and 1996 are as follows:

                                                For the third quarter of
                                                   1997         1996
                                                  ------	      ------
       Domestic Sales                               67%	         76%
       Export Sales                                 14%           9%
       U.S. Government Sales                        19%	         15%

A percentage breakdown of EST's product sales categories for the third quarter of 1997 and 1996 are as follows:

                                                For the third quarter of
                                                   1997         1996
                                                  ------       ------
      ESTeem Model 192                              47%           -
      ESTeem Model 95                               20%          37%
      ESTeem Model 96                               10%          17%
      ESTeem Model 84SP/85SP                         2%           1%
      ESTeem Model 85                                -            9%
      ESTeem Accessories                            13%          21%
      Factory Services                               1%           3%
      Site Support                                   7%          12%

Year to date sales include foreign export sales as follows:

                                          Nine Months Ended
                                    September 30             September 30
                                         1997                     1996
                                   --------------	         ----------------
  Export sales                      $   191,467             $   121,298
  Percent of sales	                         20%                     12%

The geographic distribution of foreign sales for the first nine months of 1997 and 1996 is as follows:

                                           Percent of Foreign Sales
                                      September 30             September 30
COUNTRY                                    1997                    1996
----------------	                    ---------------	      ----------------
Philippines                                 22 %                      3 %
Brazil                                      17 %                     19 %
Chile                                       12 %	           less than 1 %
South Korea                                 10 %                      9 %
Croatia/Slovenia                             8 %                     25 %
Canada                                       7 %                      5 %
Ecuador                                      6 %                      4 %
Israel                                       6 %                      4 %
Ghana                                        4 %                      --
Cyprus                                       3 %                      --
Malaysia                                     3 %                      --
Mexico                                       1 %                     26 %
Thailand                           less than 1 %                      --
Venezuela                          less than 1 %	           less than 1 %
Costa Rica                                   --                       4 %

The majority of the Company's domestic sales in the third quarter of 1997, were made for Supervisory Control and Data Acquisition (SCADA) applications. It is Management's opinion that these applications continue to provide the largest portion of the Company's domestic revenues, and will continue to do so for the foreseeable future. A shift in the types of products sold continues in the third quarter of 1997, as the Company's customer base becomes aware of the technological and network speed advantages of the Company's 192 UHF products. The shift toward the 192 UHF products directly effect sales of both ESTeem 96 and ESTeem 95 products as an increasing number of customers opt for increased network speed offered by the newer ESTeem 192 UHF products. Products purchased by foreign customers in the third quarter of 1997 were distributed evenly between SCADA and industrial control applications. Management foresees a continued shift in foreign markets toward SCADA applications, mirroring the Company's domestic sales. Products purchased by U.S. Government agencies or U.S. Government contractors in the third quarter of 1997 continue to be utilized primarily for Inventory Control and resource management.

The Company's subcontract, dated December 23, 1993, with UNISYS was an indefinite delivery, indefinite quantity, fixed price contract which expired in September 1997. The Company had not received any sales revenues pursuant to
the contract prior to expiration for year to date 1997.   It is Management's
opinion that the UNISYS contract has not been renewed by UNISYS due to a shift in corporate focus on the part of UNISYS.

The Company's AIT subcontract, dated July 26, 1994, with INTERMEC is a five year indefinite delivery, indefinite quantity, fixed price contract through September 1999. The Company did not receive any sales revenues pursuant to the contract during the third quarter of 1997. Based on the terms of the AIT contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to AIT orders on an "as needed" basis. It is Management's opinion that due to the nature of this contract, sales or timing of orders, if any, pursuant to the contract cannot be predicted.

Based on previous years activity, the majority of all U.S. Government purchases are under the Company's General Services Administration (GSA) contract. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically, U.S. Government sales average approximately 18% of annual sales, but this level cannot be guaranteed. Due to the uncertain nature of U.S. Government purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal purchases in 1997 will be pursuant to this contract.

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

BACKLOG:

The Company had minimal backlog at September 30, 1997. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 working days after receiving an order.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 1997 and 1996 were 43% and 41% of gross sales respectively. Cost of Sales variations are attributed to the type of product sold and the size of orders filled. Larger orders grant lower sales prices because of volume discounting, thus reducing the margin of profit. During the third quarter of 1997, a different mix of products sold, as well as the sale of new product lines which have not achieved economies of scale, resulted in an increased cost of sales percentage, when compared with the third quarter of 1996.

OPERATING EXPENSES:

Operating expenses for the third quarter of 1997 decreased $22,824 when compared with the third quarter of 1996. The following is a delineation of operating expenses:

     For the quarter ended:      Sept. 30         Sept. 30           Increase
                                   1997              1996           (Decrease)
                               ------------      ------------     -------------
     Finance/Administration      $  31,373        $  29,984         $    1,389
     Research/Development           29,682           44,533          (  14,851)
     Marketing                      43,423           53,119          (   9,696)
     Customer Service               18,270           17,936                334
                               ------------      ------------     -------------
     Total Operating Expenses    $ 122,748        $ 145,572         $(  22,824)
                               ============      ============     =============

FINANCE AND ADMINISTRATION:

During the third quarter of 1997 Finance and Administration expenses increased $1,389 when compared with the third quarter of 1996. The increase in expenditures for Finance and Administration for the period are attributable mainly to increased office machine maintenance and upgrades to the Company's computer network.

RESEARCH AND DEVELOPMENT:

During the third quarter of 1997, Research and Development expenses decreased $14,851 when compared with the third quarter of 1996. The decrease in expenses is due to a reduction in subcontracted Research and Development expertise associated with the development of the Company's ESTeem 192 product line when compared with the third quarter of 1996.

MARKETING:

During the third quarter of 1997, marketing expenses decreased $9,696 over the same period in 1996. This decrease is attributable to decreases in both magnitude and frequency of Company advertising, when compared with the third quarter 1996, when a higher than normal advertising campaign was undertaken in preparation of the fourth quarter release of ESTeem 192 products.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 1997 experienced minimal increases of $334 when compared with the third quarter of 1996. During 1997, additional resources have been committed by the Company toward the establishment of a local test site for the application of the Company's products in Mobile Data Terminal applications for law enforcement and public safety marketplaces. Management expects a strategic alliance with a local law enforcement agency will allow the Company to gain expertise in the Mobile Date Terminal market to exploit this market opportunity.

INTEREST INCOME:

The Corporation earned $15,959 in interest income for the quarter ended September 30, 1997. Sources of this income were short term investments, as well as savings and money market accounts.

ENGINEERING SUPPORT:

Engineering support costs decreased to $26,014 for the quarter ended
September 30, 1997, as compared to $28,817 for the same period of 1996. This decrease in engineering support costs is a result of decreases in the size and scope of engineering services requested by customers in the third quarter of 1997.

NET INCOME:

The Corporation had a net profit of $70,995 for the third quarter of 1997, compared to a $20,395 for the third quarter of 1996. The increase in net profit is attributable to increased sales and interest revenues during the third quarter of 1997.

B.  Financial Condition as of September 30, 1997.

The Corporation's current asset to current liabilities ratio at September 30, 1997 was 43:1 compared to 61.5:1 at December 31, 1996.
The decrease in current ratio is primarily attributable to an increase in trade accounts payable, and a decrease in prepaid federal income taxes, as compared with year-end 1996.

For the quarter ending September 30, 1997, the Company had cash and cash equivalent short-term investment holdings of $1,435,762 as compared to cash and cash equivalent holdings of $1,413,762 at December 31, 1996. The items primarily effecting cash holdings of the Company are year to date net income of $93,691 and the payment of the Company's declared cash distribution to shareholders of $49,537.

Accounts receivable increased to $138,087 as of September 30, 1997, from December 31, 1996 levels of $38,311, due to decreased sales revenues during the third quarter of 1996, when compared with the unusually low accounts receivable levels at year end 1996. Management believes all of the Company's accounts receivable as of September 30, 1997 are collectible.

Inventory decreased to $361,278 at September 30, 1997, from December 31, 1996 levels of $401,305 due to increased product sales of the ESTeem 192 products in the third quarter of 1997. Prepaid expenses increased from December 31, 1996 levels of $10,031 to $17,607 as of September 30, 1997, due mainly to annual insurance policy renewals and prepaid fees for tradeshows to be attended later in 1997.

The Company's prepaid federal income taxes decreased to $0 as of September 30, 1997 as compared to year end 1996 levels of $26,355. The decrease is attributable to the Company's prepaid federal income tax amounts being applied against federal income tax liabilities arising from year to date net income.

The Company's fixed assets increased to $343,360 as of September 30, 1997, from December 1, 1996 levels of $326,594, resulting from capital expenditure of $16,766. These expenditures consisted mainly of purchase of new production support equipment.

As of September 30, 1997, the Company's trade accounts payable balances were $26,336 as compared with $15,035 at December 31, 1996, and reflects amounts owed for inventory stocks and contracted services. As of September 30, 1997, all of the Corporation's accounts payable were within agreed terms.

It is Management's opinion the Company's cash, cash equivalent reserves, and working capital at September 30, 1997 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

         Form 8-K dated June 5, 1997 is incorporated herein by reference.

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

                                   ELECTRONIC SYSTEMS TECHNOLOGY, INC.


 Date:  November 4, 1997              By: /s/ T.L. KIRCHNER

                                      Name:  T.L. Kirchner
                                      Title:  Director/President
                                      (Principal Executive Officer)


 Date:  November 4, 1997              By: /s/ ROBERT SOUTHWORTH

                                      Name:  Robert Southworth
                                      Title:  Director/Secretary/Treasurer
                                      (Principal Financial Officer)