Form 10KSB
period 1997-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1998-03-25
CIK 752294

U.S. SECURITIES AND EXCHANGE COMMISSION
                          	WASHINGTON, D.C. 20549
                                	FORM 10-KSB
  (Mark One)
  [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES
	     EXCHANGE ACT OF 1934
	             For the fiscal year ended  DECEMBER 31, 1997

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE	SECURITIES
      ACT OF 1934
             	For the transition period              to

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

    	State issuer's revenues for its most recent fiscal year. $1,476,487.
                                                              ----------
    	On January 29, 1998 the aggregate market value, based on the average of the bid and asked Price, of the voting stock held by nonaffiliates of the registrant was $1,611,275.

   	 The number of shares outstanding of the registrant's common stock as of January 29, 1998: 4,953,667 shares.

    	DOCUMENTS INCORPORATED BY REFERENCE
    	The following documents are incorporated by reference into Parts I, II, III, and IV of this report: (1) Form S-18, effective Nov. 5, 1984, Commission File No. 2-92949-S; (2) Form 8-K, filed March 15, 1985, Commission File No. 2-92949-S; Forms 8-K dated July 12, 1991, December 14, 1992, December 10, 1993, Form 8-K/A, dated February 3, 1995, and Forms 8-K, dated February 9, 1996, February 7, 1997, and February 6, 1998.
     Transitional Small Business Disclosure Format:  Yes [   ]   No [X]

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

The Company was incorporated in the State of Washington in February, 1984, and was granted a U.S. Patent for the "Wireless Computer Modem" in May 1987, and the Canadian patent in October 1988. In the past three years, the Company has continued to improve its products to incorporate the latest technology and respond to customer needs and market opportunities. Most recently and significantly, the Company developed a new generation of faster, more flexible, ESTeem products, the ESTeem 192 series, which were released in the fourth quarter of 1996, and available for volumes sales in 1997. The Company has continually expanded its customer base, particularly in the industrial controls arena with efforts to team with all major programmable logic controller (PLC) hardware vendors. The Company has also been involved as a hardware provider for Government programs such as the Core Automated Maintenance System (CAMS) for the U.S. Air Force, and Automatic Identification Technology (AIT) for the U.S. Army. In 1997, the Company continued to participate in foreign and domestic Supervisory Control and Data Acquisition (SCADA), Industrial Controls, and Government marketplaces.

                               PRODUCTS AND MARKETS

EST's products provide communication links between computers, peripherals, and instrumentation controls using radio frequency waves. The Company's products are a family of narrow band, packet burst, VHF & UHF FM radio modems, operating in radio frequency bands between 72 to 76 Megahertz (MHz), 406 to 420 MHz, and 450 to 470 MHz.

The ongoing revolution of computer applications in business and industrial environments is constantly redefining the boundaries of automation and network capabilities and continuously increasing the requirements on data transfer. Prior to the invention of the ESTeem modem, the majority of data transfers used telephone modems or direct cable connections. These alternatives both had costly side effects. When utilizing telephone modems, there is a monthly charge for the use of telephone lines. When using direct cable connections, the cost of installing cable systems usually costs as much or more than the cost of the communication system. ESTeem wireless modem products provide a "Wireless Solution" by eliminating the need for conventional hardwiring and leased phone lines.

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

ESTeem Modems work on a packet burst communications concept. Packet systems, whether hardwired or radio, share the same principle of operation: data is taken from a standard RS-232C or RS-422 asynchronous port and is transmitted in "Electronic Packets" (i.e. electronic packets of information). The size of the packet can be defined by the user from 1 to 1010 bytes of information. Once a packet of data is formed, it is transmitted in a "burst," from one ESTeem modem to another ESTeem modem, hence the term "packet burst communications." ESTeem Modems provide data accuracy of greater than one part in 100 million. The ESTeems have frequency agility in the VHF and UHF frequency ranges. Internal Digi-Repeater features allow the user to increase operating range by relaying transmission through a maximum of three ESTeems to reach the destination ESTeem. An ESTeem can operate as an operating node, a repeater node, or both simultaneously, for added flexibility. Secure data communication is provided in the ESTeem products through the use of proprietary technology and techniques, providing users of the products four definable security codes. If higher security is required, the ESTeem is compatible with asynchronous Data Encryption Standard (DES) encryption devices.

                             PRODUCT APPLICATIONS

Some of the major applications and/or industries for which the ESTeem products are being utilized are as follows:

	 Water and Waste Water Industry     	Overhead Crane Control
  Industrial Process Control					    	Shop Floor Manufacturing
		Remote Data Acquisition (SCADA)		  	Intra-Office/Building Computer Networking
 	Law Enforcement/Public Safety

 	Power Utility 		            			 				Federal
	  	Oil/Gas Pipeline						             	Ground Mobile Communications
		  Material Handling						            	Ship to Shore Communications
												                           	Flight Line Maintenance

                                PRODUCT LINES

VHF RADIO MODEM PRODUCTS: The ESTeem VHF radio modem products are the ESTeem Model 95 and Model 192V which operate in the mid 60-70 MHz band of the VHF RF spectrum.

		The standard production units of the ESTeem Model 95 and 192V are configured to operate in the lower 70 MHz spectrum. The frequency and receiver sensitivity of the ESTeem 95 are software selectable, and includes a device for examining the received signal strength of the radio. The ESTeem 192V has a data rate of 19,200 bits per second
  (bps), which is four times faster than the ESTeem 95 data rate.  The
  ESTeem 192V also features infrared and optional telephone interfaces which are not available on the ESTeem 95 products. Listed below are the major markets for these products:

  	Domestic:     	Industrial process control, SCADA, inventory control,
                  water/waste water, overhead crane, shop floor manufacturing.
  	International:	Telephone by-pass, industrial control, and SCADA.
  	Federal:     		Inventory and command control.

UHF RADIO MODEM PRODUCTS: Operating in the lower 400 MHz federal radio band, and the mid to upper 400 MHz commercial radio band of the UHF RF spectrum. The ESTeem UHF radio modem products are the ESTeem Model 192C, 192F, 96F, and 96C.

		The UHF radio modem products, ESTeem Models 192C, 192F, 96F, and 96C, have the same features as the VHF radio modem products, but were designed to operate in the lower 400 and upper 400 MHz areas of the
  UHF RF spectrum. The ESTeem 192C and 192F product lines  are differentiated from the other ESTeem 96C and 96F products by having a data rate of 19,200 bps, which is four times faster than the data rates of the 96C and 96F products, the 192C and 192F products contain infrared and optional telephone interfaces not available on the 96C and 96F products.  The ESTeem 192C and 96C were designed to operate in business radio bands of upper 400 MHz.  The ESTeem Model 192F and
  96F were designed to operate in U.S. Government radio bands of lower
  400 MHz. All of the UHF radio modem products have the additional capability of RF output power from two to four watts depending on customer licensing.  Listed below are the major markets for these products:

  	Domestic:     	Industrial control, SCADA, inventory control, water/waste
                  water, power utility, oil/gas pipeline, law enforcement
                  and public safety.
	  International:	Telephone by-pass, industrial control and SCADA.
	  Federal:     		Inventory and command control.

SPECIALTY MODEM PRODUCTS: Network enhancing products using ESTeem modem technology. The ESTeem specialty modem products are the ESTeem Model 84SP, 85SP and Port Expansion Module.

		The ESTeem Models 84SP and 85SP are special purpose version developments of the ESTeem Model 95 without the radio transceiver circuitry. In place of the transceiver card is a universal interface card that allows the use of a customer's full- or half-duplex radio transceiver, turning it into a packet burst communications device.
  The Model 85SP is a lower cost version of the 84SP and contains only the necessary circuitry for interfacing to direct digital modulated radios. The major market for these products are civilian SCADA and public safety applications.

		The ESTeem Port Expansion Module (PEM) is designed to allow a single
  ESTeem model 95 or 96 product to have up to eight independent RS-
  232/422 communications ports.  The PEM is designed with interfaces to be cascaded to additional PEM modules to increase the communications ports in multiple groups of eight.  The major market for this product is main frame to remote terminal applications in the Domestic,
  Foreign, and Federal markets.

ADDITIONAL PRODUCTS AND SERVICES

		The Company sells various accessories which support its EST product lines. Accessories are purchased from other manufacturers and resold by EST to support the application of ESTeem modems. Antennas, power supplies and cable assemblies are examples of such items. The Company also provides Factory
  Services, such as repair and upgrade of ESTeem products. To assist in the application of ESTeem wireless modems the Company provides professional services, site survey testing, system start-up, and custom engineering services.

                RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company's products compete in the rapidly changing technology environment of the communications industry, where standards and technologies are subject to rapid and unexpected changes. This environment results in it being necessary for the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive. Research and Development expenditures for new product development and improvements of existing products by the Company for 1997 and 1996 were $128,110 and $135,468, respectively. None of the Company's research and development expenses are directly paid for by any of the Company's customers. In 1997, the Company continued to contract with an independent, nonaffiliated, engineering company specializing in radio design, when that expertise was required.

During 1997, the Company completed development of the ESTeem 192V radio modem, which is an evolution of the ESTeem 192C and 192F radio modems developed during 1996, and brought to market during 1997. The ESTeem 192V is designed to be a higher data rate complement in the VHF radio frequency spectrum, comparable to the ESTeem 192C and 192F radio modems in the UHF radio frequency spectrum. Development has commenced on the ESTeem 192M product line, which will have features similar to previous ESTeem 192 models, but for operation in the mid range VHF spectrum not covered by the Company's existing products. The Company has undertaken an investigation as to the feasibility of the development of a radio modem product using spread spectrum technology as a complement to existing products offered by the Company. The Company plans on continued research and development expenditures and to undertakes new development and improvement projects as they become necessary.

                   MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company's products are sold and distributed directly from the Company's facility through direct sales to end users of the ESTeem products. The remainder of the Company's sales are through non-exclusive, non-stocking Resellers, and Original Equipment Manufacturers (OEM's). Normally, seventy-one percent of the Company's products are distributed through direct sales and twenty-nine percent are through Reseller and OEM entities. Customers generally place orders on an "as needed basis". Shipping dates for most products are generally within 5 working days after receipt of an order. As of December 31, 1997, the Company had a backlog of $181,000, for orders placed late in December. The majority of these orders were shipped during January, 1998.

During 1997, the Company continued to advertise in trade publications specifically targeted at users of control, instrumentation, and automation systems worldwide. The Company's advertising is targeted toward customers using Programmable Logic Controllers (PLCs). There are approximately twenty-five major PLC manufacturers worldwide. The Company also attends tradeshows each year specifically targeted toward the customers and markets in which it sells products. During 1998, the Company intends to implement marketing plans specifically targeted at the high growth potential market segments of the recently deregulated power utility marketplace, and Mobile Data Computers for public safety networks. The Company maintains an Internet web site to provide easy access to product and technical information for both present and potential customers of the Company's products. The Company provides technical support and service for its products through phone support, field technicians, and Internet sources. The Company believes high quality customer and technical support is necessary and vital to its business and the markets in which it competes. To maintain this high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

The Company is continuing its Government sales activities which are directed towards all branches of the United States Armed Services. Examples of projects the Company's products are included in are; flight-line maintenance for the United States Air Force, flight-line lighting for the United States Navy, command and inventory control for the United States Marine Corps, and the Automatic Identification Technology program for the United States Army.

For the year ended December 31, 1997, the largest sales concentration were to entities of the United States Government, which amounted to 18% of total product sales for the year. Foreign sales were 24% of total revenues for 1997. No other sales to a single customer comprised 10% or more of total product sales as of December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract runs through March 31, 1998. A renewal of the Company's GSA contract is being negotiated.

The Company participates in a Government program with contracts administered by the Intermec Corporation. The contract is a fixed price, indefinite quantity and delivery agreement. The current Intermec contract expires September 30, 1999.

                                  COMPETITION

The Company's competition varies according to the market in which the Company's products are competing. All of the markets in which the Company's products are sold are highly competitive. Listed below are the markets the Company's products compete in and competition in those markets:

             Major Market                        Major Competitors
             ------------                        -----------------
   Remote Data Acquisition, Industrial    Aerotron Repco Systems, Data-Linc,
   Control,  Shop Floor Manufacturing,    GRE America, E.F. Johnson, Maxon,
   Overhead Crane Control                 Microwave Data Systems, Motorola,
                                          Metricom, and Proxim

   Computer Networking, inter and         Aironet Wireless Communications,
   intra building                         Cylink, Digital Wireless, Metricom,
                                          and Proxim

   Radio Area Networking of hand held     Intermec, LXE, Norand, Symbol
   data collection terminals and bar      Technologies, and Telxon
   coding

   Federal applications                   Data Radio, Datron Technology,
                                          Harris Computer Systems, Lockheed
                                          Martin, Magnavox, Motorola, Siemens,
                                          Watkins-Johnson, and California
                                          Microwave

Management believes the ESTeem products compete favorably in the market because of performance, price, and adaptability of the products to a wide range of applications. The Company's major limitation in competing with other manufacturers is its limited marketing budget.

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

                            GOVERNMENT REGULATION

For operation in the United States, the ESTeem Radio Modems require Federal Communications Commission (FCC) Type Acceptance. The FCC Type Acceptance is granted for devices which demonstrate operation within performance criteria mandated, observed, and tested by the FCC. All of the Company's products requiring FCC Type Acceptance have been granted such acceptance.

For operation in Canada, the ESTeem RF Modems require Industry Canada Type Acceptance. The Type Acceptance is granted for devices which demonstrate operation within performance criteria mandated, observed, and tested by Industry Canada. Of the Company's current production line, the ESTeem Models 96C, 192F, 192C, and 192V have applied for and have been granted type acceptance in Canada.

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

At the time of this filing the Company is unaware of any existing or proposed FCC regulation that would have an materially adverse effect on the Company's operations, but there can be no assurance that future FCC regulations will not have materially adverse effects on the operations of the Company.

                      SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of its products from sole suppliers. Key components for the Company's products are supplied by the Motorola Corporation and Toko America Inc., as purchased through a number of distributors. The components provided by Motorola and Toko America could be replaced or substituted by other products, if it became necessary to do so. If this action became necessary, a material interruption of production and/or material cost expenditures involved with locating and qualifying replacement components could take place.

Approximately 10% of the Company's inventory at December 31, 1997 consisted of parts having lead times ranging from 12 to 20 weeks. Some of these parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the inventory dollar amount. Based on past experience with component availability, current distributor relationships, and current inventory levels, the Company foresees no anticipated shortages of materials used in production.

The Company contracts with Manufacturing Services, Inc., in Kennewick, Washington, for assembly of the Company's products, using material purchased by the Company. By contracting with Manufacturing Services, Inc., the Company is able to avoid staff fluctuations associated with operating its own manufacturing operation. The President of Manufacturing Services, Melvin H. Brown, is a Director of the Company. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

                               EMPLOYEES

As of December 31, 1997, the Company employed a staff of 11 persons on a full time basis, 2 in marketing, 2 in technical support, 5 in engineering/manufacturing, and 2 in Finance and Administration. The

Company's operations are dependent upon key members of its Engineering and Management personnel. In the event services of these key individuals were lost to the Company, an adverse effect on the Company's operations may be felt. The Company employs part-time labor on an "as needed" basis, usually in engineering/manufacturing. At year end 1997 the Company employed 3 part-time employees. None of the Company's employees are represented by a labor union and the Company believes it has good relations with its employees.

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

                                    ITEM 3.
                               LEGAL PROCEEDINGS

No proceedings are identified to which involve a claim for damages, exclusive of interest and costs, that exceed 10% of the current assets of the Company. The Company's Form 8-K/A dated February 9, 1996, as filed with the Securities and Exchange Commission, is incorporated herein by reference.

The Company was notified on March 8, 1995 that it was included in a class action against Piper Jaffray, the manager of the Company's marketable securities fund investment which experienced losses as described in Note 13 to the financial statements. This litigation was an amended consolidated class action complaint originally filed on October 5, 1994, as Civ. File No. 3-94-587, in the United States District Court, District of Minnesota. In February 1996, the Company received the first payments pursuant to the settlement of this litigation, and as of December 31, 1997 had received settlement payments amounting to a total of $12,921. The Company expects to receive the final settlement payment in 1998.

                                   ITEM 4.
             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of 1997 fiscal year.

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

        							        										         	 Bid                Ask
                                            ---                ---
                                       High     Low       High      Low
                                       ----     ---       ----      ---
Fiscal year ended December 31, 1997
    First Quarter						          					  1/4     1/4       5/16      1/4
    Second Quarter				                  1/4    7/32       5/16      1/4
    Third Quarter				             			   1/4    7/32       5/16     7/32
    Fourth Quarter						           			 9/32    5/32       0.34     3/16

Fiscal year ended December 31, 1996
    First Quarter	      				 								  7/16   11/32        1/2     7/16
    Second Quarter					          					15/32     1/4       9/16    15/32
    Third Quarter					          				 	 7/16    5/16       9/16    15/32
    Fourth Quarter					           				11/32    3/16        3/8     5/16

The above data was compiled from information obtained from the National Quotation Bureau, Inc. daily quotation service.

The approximate number of record holders of common stock of the Registrant as of January 29, 1998 was 649 persons/entities.

Electronic Systems Technology Inc. paid a one-time, non cumulative, cash distribution on July 11, 1997, equivalent to $0.01 per outstanding share. The Company's Form 8-K dated June 5, 1997 as filed with the Securities and Exchange Commission is included herein by reference. The Company has never paid a cash dividend, and any such dividend undertaken by the Company will be at the discretion of the Board of Directors.

                                    ITEM 6.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

Management's discussion and analysis is intended to be read in conjunction the Company's audited financial statements the integral notes thereto. The following statements may be forward-looking in nature and actual results may differ materially.

RESULTS OF OPERATIONS

GENERAL: The Company specializes in the manufacturing and development of wireless modem products. The Company offers a product line which provide innovative communication solutions for applications not served by existing conventional communication systems. The Company offers its product lines in the growing markets for process automation in commercial, industrial, and government arenas domestically, as well as internationally. The Company markets its products through direct sales, sales representatives, Original Equipment Manufacturers (OEM's), and domestic, as well as foreign, resellers. Operations of the Company are sustained solely from revenues received through sales of its products and services.

FISCAL YEAR 1997 vs. FISCAL YEAR 1996

GROSS REVENUES: Total revenues for the fiscal year 1997 were $1,476,487 reflecting a 2% increase from the $1,443,549 gross revenues for fiscal year 1996. The increase is attributable primarily to increased product sales in 1997, of $1,337,303 as compared to 1996 sales of $1,190,304, representing an increase of 12%. During 1997 the Company experienced increased commercial sales to both domestic and foreign customers, and a slight decrease in sales revenues to the U.S. Government (See Note 6 to Financial Statements.) Management believes the increase in sales revenues to domestic and foreign customers is primarily a result of commercial market acceptance of the Company's ESTeem 192 modems which were available for volume sales from the end of the first quarter of 1997, and enhanced sales contributions from increased number of EST distributors.

In 1997, a majority of the Company's domestic sales were for Supervisory Control and Data Acquisition (SCADA) applications and Industrial Controls applications. An example of a SCADA system is a city's water treatment operation. An example of an Industrial Control system is a manufacturer's remote control crane operation. It is Management's opinion that these applications will continue to provide the largest portion of the Company's revenues in the foreseeable future.

In 1997, the Company had $340,423 in foreign export sales, amounting to 24% of gross product and service sales for the year. For year end 1996, foreign export sales were $222,239, or 17% of gross product sales for the year. It is Management's belief that foreign sales increased due to comparatively large orders to customers in Brazil, and orders placed with new EST distributors in the Philippines and Malaysia. Products purchased by foreign customers were used primarily for use in SCADA projects. Management believes the majority of the Company's foreign sales are the result of EST distributor efforts and the Company's Internet website presence. The geographic composition of the Company's foreign export sales for 1997 and 1996 are shown in Note 6 to the Financial Statements. (See Note 6 to Financial Statements.)

In 1997 products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $250,840 or 18%, of gross product sales compared with 1996 levels of $262,326, or 22%, of gross product sales. Management believes the decrease in U.S. Government sales is the result of a general contraction of the military infrastructure in which the Company's products are used. Management believes this contraction will continue and may possibly increase in the foreseeable future. Products purchased by the U.S. Government continue to be utilized in three main categories: Inventory Control, PC/PC (Personal Computer) networking, and Command Control. Due to the uncertain nature of U.S. Government purchasing in general, and specifically the Automatic Identification Technologies (AIT), Core Automated Maintenance System
(CAMS), and other programs the Company's products are involved in, Management does not base liquidity, profitability, or material purchase projections on anticipated U.S Government sales.

As of December 31, 1997, the Company had a backlog of $181,000, for orders placed late in December, 1997. The majority of these orders were shipped during January, 1998. The Company's customers generally place orders on an "as needed basis". Shipment for most of the Company's products is generally made within 5 working days after receipt of customer orders.

COST OF SALES: Cost of Sales, as a percentage of gross sales, for the years of 1997 and 1996 was 43% and 41%, respectively. Cost of Sales variations that occur are attributed to the type of product sold and the size of orders processed. Larger orders grant lower sales prices, reducing the profit margin.

INVENTORY: The Company's year-end inventory values for 1997 and 1996 were as follows:

                              1997           1996
                              ----           ----
        Parts             $218,263       $260,397
        Work in Progress    26,582         68,555
        Finished goods      74,282         72,353
                          --------       --------
        TOTAL             $319,127       $401,305
                          ========       ========

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time, meet production and delivery requirements. If the Company's sales are less than anticipated, inventory over-stocking can occur. Based on past experience with component availability, current distributor relationships, and current inventory levels, the Company foresees no anticipated shortages of materials used in production, however component availability cannot be assured.

For year end 1997, purchases and costs allocated to cost of goods sold were $492,985 as compared to $595,119 in 1996. This decrease is a result of lower purchasing by the Company in 1997 when compared with the purchasing undertaken to support the introduction of the ESTeem 192 products during 1996. Increased sales volume during 1997 also resulted in the Company reducing existing inventory stocks at year end 1997.

OPERATING EXPENSES: Operating expenses, prior to allocation of expenses to Cost of Sales and Engineering Services, decreased to $813,364 in 1997, from 1996 levels of $865,162. Material changes in expenses is comprised
of the following components:   Advertising expenses decreased to $51,935
in 1997 from 1996 levels of $54,969 due to reduced advertising by the Company in 1997 in as contrasted with the marketing campaign in 1996 for
the ESTeem 192 products.   Supplies and materials expenses decreased to
$22,079 in 1996, from $26,060 in 1996 due to decreased research and development projects requiring such material. Office and Administration expenses decreased from 1996 levels of $18,517 to $11,371 at year end 1997 due to an overall reduction in mailing and postage expenses from expenses incurred in 1996 related to mailings associated with tradeshows and the release of the ESTeem 192 products. Professional services decreased from 1996 levels of $77,795 to $56,215 at year end 1997 due to decreased subcontracted engineering services for research and development projects when compared with 1996. Repair and maintenance expenses decreased in 1997 to $10,759 as compared to $13,080 in 1996, due to an absence of abnormal equipment repairs, as contrasted with the Company's experience in 1996.

Salaries decreased to $408,840 in 1997, from 1996 levels of $413,920.
The salaries decrease is primarily a result of decreased wage bonuses paid during 1997, which were based on the Company's reduced financial performance figures in 1996. Travel expenses for the Company decreased from 1996 levels of $54,837 to $36,804 in 1997 primarily due to reduced requests for engineering services from the Company's customers, resulting in reduced frequency and amount incurred travel expenses. The Company did not incur bad debt expenses during 1997 or 1996.

FISCAL YEAR 1996 vs. FISCAL YEAR 1995 RESULTS

Total revenues for the fiscal year 1996 were $1,443,549 reflecting a 17% decrease from the $1,731,949 total revenues for fiscal year 1995. The decrease is attributable primarily to decreased sales in 1996, of $1,190,304 as compared to 1995 sales of $1,535,071, representing a decrease of 22%. During 1996, the Company experienced decreases in sales revenues in all of the Company's major customer categories; domestic, foreign and U.S. Government. Management believes the reduction in sales revenues was a result of several factors, including increased competition from other types of wireless products, postponement of customer projects employing the Company's products, and customers' purchase decision uncertainty generated from delays in the releasing the Company's ESTeem 192 product line.

For year end 1996, purchases and costs allocated to cost of goods sold were $595,119 as compared to $475,691 in 1995. This increase is a primary result of increased specific and specialized inventory stocks for production of the Company's EST 192 product line. The additional inventory requirements was also reflected in the increase in inventory value at year end 1996 to $401,305 from 1995 year end levels of $297,037.

Operating expenses, prior to allocation of expenses to Cost of Sales and Engineering Services, during 1996 increased to $865,162 from 1995 levels of $839,793. Material changes in expenses were comprised of the following components: Advertising expenses increased to $54,969 in 1996 from 1995 levels of $50,619 due to expanded advertising exposure in preparation of the release of the ESTeem 192 product line, as well as increased fees charged by publishers for the Company's advertising.
Sales commissions decreased from 1995 levels of $31,974 to $22,972 in 1996 due to decreased sales to the U.S. Government. Depreciation expense on the Company's assets increased from 1995 levels of $25,379 to $30,303 in 1996 due to increased depreciable assets acquired by the Company for manufacturing and research and development use. Supplies and materials expenses increased to $26,060 in 1996, from 1995 levels of $12,383 due to increased requirements primarily from research/development projects. Professional services increased from 1995 levels of $46,113 to $77,795 at year end 1996 due to increased amounts paid for engineering services to outside third parties for research and development in association with the ESTeem 192 product line. Repair and maintenance expenses increased in 1996 to $13,080 as compared to $6,992 in 1995, due to increased equipment calibration costs, and higher than normal necessary repairs on the Company's manufacturing and analysis equipment.

Salaries increased to $413,920 in 1996, increased from 1995 levels of $391,826. This increase was a result of increased wages and benefits costs, as well as higher accrued vacation benefits from a more tenured employee base accruing an increased amount of vacation benefits in 1996, as compared with figures for 1995. Trade show expenses increased from 1995 levels of $8,688 to $17,682 in 1996, due to increased trade show attendance on the part of the Company.

The Company did not incur bad debt expense during 1996 as compared with the $54,474 recognized for amounts owed to the Company by Diversified Engineering for 1995. Amounts expensed as bad debt in 1995 for amounts owed to the Company by Diversified Engineering were recovered by the Company from Diversified Engineering in the second quarter of 1996.

The Company's cash resources at December 31, 1996, including cash in the bank and cash equivalent liquid assets, were $1,413,182, reflecting an increase from cash resources of $1,162,726 for year end 1995. Cash flows from operating activities were provided by the Company's net income of $158,735, a decrease in accounts receivable of $119,609, and depreciation of $30,303. Cash flows were offset by increases in inventory of $104,268, decreasing federal income taxes payable of $58,665, and repurchase of the Company's common stock in the amount of $23,981 during 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues and expenses equated to a net income of $166,120 for 1997, reflecting a 5% increase from the $158,735 net income of 1996. At December 31, 1997, the Company's working capital was $1,988,266 compared with $1,861,527 at December 31, 1996. The increase is primarily attributable to the Company's 1997 after-tax profit of $166,120. The Company's operations rely solely on the income generated from sales. The Company's major capital resource requirement is for maintaining adequate inventory levels. Long lead times for some of the critical components, ranging from 12 to 20 weeks, force the Company to maintain high inventory levels. It is Management's opinion that the Company's working capital as of December 31, 1997 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 1997 was 26.7:1 compared to 61.5:1 at December 31, 1996. The decreased ratio is attributable to the Company having increased trade accounts payable and federal income tax liabilities at year end 1997 when compared with year end 1996.

The Company's cash resources at December 31, 1997, including cash in the bank and cash equivalent liquid assets, were $1,466,760, reflecting an increase from cash resources of $1,413,182 for year end 1996. Cash flows from operating activities were provided by net income of $166,201, and depreciation of $30,303. Cash flows were also increased from decreased inventory levels, increased accounts payable and other accrued liabilities, and increased federal income tax liabilities at year end 1997 when compared with the same period of 1996. Cash flows were offset primarily by increases in accounts receivable of $230,668, additions to property plant and equipment of $24,497, cash distributions paid by the Company of $49,537.

The Company's trade accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 1997 were $268,980, compared to

$38,311 at year end 1996. The increase is attributable to increased sales in the fourth quarter of 1997 and an abnormally low sales amount in the fourth quarter of 1996 with which to compare. No bad debt expense was recorded during 1997. The Company is experiencing delayed payment on the part of one of the Company's distributors due to unexpected delays in the end customers project, but the Company expects payment in full to be forthcoming from the distributor in the first quarter of 1998. Management believes that all of the Company's accounts receivable as of December 31, 1997 are collectible.

The Company believes it's level of risk associated with customer receipts on export sales is minimal. Foreign shipments are made only after payment has been received, irrevocable letter of credit terms have been pre-arranged, or on Net 30 terms to foreign offices of domestic companies with which the Company has an existing relationship. Foreign orders are generally filled as soon as they are received, therefore, foreign exchange rate fluctuations do not impact the Company. Due to the cash or letter of credit terms for the Company's foreign sales, the Company is not aware of any material negative impacts on the Company by the downturn experienced in the Asian economy during late 1997.

Inventory levels as of December 31, 1997 were $319,127, which is a decrease from December 31, 1996 levels of $401,305. This decrease is the result of increased sales activity during 1997 thereby reducing existing inventory stocks.

Outlays for capital expenditures during fiscal year 1997 amounted to $24,497. These expenditures were primarily for manufacturing and research/development equipment and computer upgrades. The Company intends on investing in additional capital equipment as it is deemed necessary to support development and/or manufacture of the ESTeem Modem.

As of December 31, 1997, the Company's current liabilities were $77,213, an increase of $46,438 from 1996 year end levels of $30,775. The increase is a result of increased carrying levels of trade accounts payable and increased federal income taxes payable based on increased Company profitability at year end 1997. All of the Company's accounts payable at year end were current.

The Company's subcontract, dated December 23, 1993, with UNISYS was an indefinite delivery, indefinite quantity, fixed price contract which expired in September 1997. The Company had not received any sales revenues pursuant to the contract prior to expiration for year to date 1997. It is Management's opinion that the UNISYS contract has not been renewed by UNISYS due to a perceived shift in corporate focus on the part of UNISYS.

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

The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract runs through March 31, 1997. A renewal GSA contract is being negotiated. If awarded the new GSA contract period would extend through March 31, 1998. Management expects its GSA contract to be renewed. Based on previous years activity, the Company expects the majority of U.S. Government purchases to be placed under the Company's GSA contract. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically, Federal Government sales have averaged approximately 18% of annual sales. Due to the uncertain nature of Federal Government purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal Government purchases in 1998 will be under this GSA contract.

With the possible exception of orders from the Company's AIT or GSA contracts, and the impact of planned research and development expenditures, Management is unaware of any known trend which would reasonably be likely to have a material effect on the Company's liquidity, results of operations, or financial condition.

The Company's operations were not adversely effected by inflation during 1997. No adverse affect is anticipated during 1998.

FORWARD LOOKING STATEMENTS: The above discussion may contain forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: competitive factors such as rival wireless architectures and price pressures; availability of third party component products at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; change in product mix, and risk factors that are listed in the Company's reports and registrations statements filed with the Securities and Exchange Commission.

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

                                    ITEM 8.
  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                                  DISCLOSURE.

                                     None

                                   PART III

                                    ITEM 9.
          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 1997; as well as term in office and principal occupation of each director.

     Name of Director    Term in Office       Age     Principal  Occupation
     ----------------    --------------       ---     ---------------------
     T.L. Kirchner      06/05/93 - 06/04/99    49    President of the Company

     Melvin H. Brown    06/06/97 - 06/06/00    67    President of Manufacturing
                                                     Services, Inc.

     Arthur Leighton    06/06/97 - 06/06/00    74    Consultant

     Robert Southworth  06/04/97 - 06/06/00    54    Patent Attorney for U.S.
                                                     Dept. of Energy

     John H. Rector     06/05/93 - 06/04/99    81    Consultant

     John L. Schooley   06/02/95 - 06/05/98    58    President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 1997; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

   Name of  Officer     Age    Position   Term of Office  Period of Service
   ----------------     ---    --------   --------------  -----------------
   T. L. Kirchner        49    President      3 Years     02/10/84- Present

   Robert Southworth     54    Sec/Treas      3 Years     12/11/92- Present

There are no family relationships, whether by blood, marriage, or adoption, between any of the Directors or Executive Officers of the Company.


The following is a brief description of the business experience during the last five years of each director and/or executive officer of the Company.

T.L. KIRCHNER. Mr. Kirchner is founder, President and a Director of the Company. During the last five years Mr. Kirchner devoted 100% of his time to the Management of the Company. His primary duties are to oversee the Management and Marketing functions of the Company. Mr. Kirchner does not serve as a director for any company registered under the Securities Exchange Act.

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

ARTHUR LEIGHTON. Mr. Leighton is a Director of the Company. Mr. Leighton served as President of Kraft Industries through mid 1986. Since then he has been working as an independent Management Consultant. Mr. Leighton was critically injured in 1997..Currently, Mr. Leighton is recovering from his injuries at his home in Southern California, where he is expected to make a full recovery. Mr. Leighton does not serve as director of any company which is registered under the Securities Exchange Act.

JOHN H. RECTOR. Mr. Rector is a Director of the Company. Mr. Rector founded Western Sintering, located in Richland, Washington. Western Sintering, a powdered metal parts manufacturer, is an Original Equipment Manufacturer (OEM). Mr. Rector is the former President of Western Sintering, Inc. Mr. Rector currently serves as President of Plastic Injection Molding, Inc., a plastic injection parts manufacturer. Mr. Rector does not serve as director of any company which is registered under the Securities Exchange Act.

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

The Company is not registered under the Securities Exchange Act of 1934 and is therefore not subject to the requirements of section 16 (a) of the Securities Exchange Act of 1934.

                                ITEM 10.
                          EXECUTIVE COMPENSATION

The Company's named compensated executive officer is T.L. Kirchner, President and CEO. The Company had no other compensated executive officers as of December 31, 1997.

The information specified concerning the compensation of the named executive officers for each of the Registrant's last three completed fiscal years is provided in the following Summary Compensation Table:

                      	SUMMARY COMPENSATION TABLE

         					                                  Long Term Compensation
      Annual Compensation                        Awards              Payouts
    (a)          (b)      (c)     (d)      (e)       (f)        (g)        (h)         (i)
    	                                                         Securities
 Name and                                Other    Restricted   Options                 All
 Principal                               Annual     Stock     Underlying  LTIP        Other
 Position       Year    Salary   Bonus Compensation Awards      SARs      Payouts   Compensation
		                       	($)   ($)(1)    ($)(2)     ($)        (#)        ($)      ($)(3)(4)
 -----------------------------------------------------------------------------------------------
 T. L. Kirchner  1997    74,580   5,081   1,615      0           25,000      0        5,524
 President &     1996    74,015   8,748   1,185      0           25,000      0        5,368
 CEO	            1995    67,800   5,356   1,406      0           25,000      0        5,025

(1)	Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus
(2)	Other Annual Compensation includes Accrued Vacation Pay
(3)	All Other Compensation consists of premiums paid for Group Health Insurance and Key Man Insurance
(4) Amount does not reflect proceeds of $0.01 per share cash distribution received during 1997, totaling to $4035.  Receipt of cash distribution was based solely on capacity as a shareholder.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 1997 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      					    Individual Grants (5)
         (a)              (b)           (c)             (d)             (e)
                      Number of      % of Total
                     Securities     Options/SARs
                     Underlying      Granted to
                    Options/SARs    Employees in   Exercise or base  Expiration
        Name         Granted # (5)   Fiscal Year     Price($/Sh)        Date
   ----------------------------------------------------------------------------
   T.L. Kirchner        25,000         11.6%            0.28           2/8/00

(5) 	This table does not include Stock Options granted previously.  Forms 8-K dated 2/9/96 and 2/7/97, respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 1997 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

             	AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     	AND FISCAL YEAR END OPTION/SAR VALUES

         (a)                (b)           (c)          (d)             (e)
                                                    Number of
                                                   Securities       Value of
                                                   Underlying     Unexercised
                                         	 					   Unexercised   in-the-money
                                          							  Options/SARs   Options/SARs
                                         							   at FY-End (#)  at FY-End ($)
                         Number of
                      Shares Acquired    Value  	  Exercisable/   Exercisable/
         Name          on Exercise     Realized($) Unexercisable  Unexercisable
    ----------------------------------------------------------------------------
      T.L. Kirchner       0               0          75,000          0

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

                                  ITEM 11.
      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 1997, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

                                            Amount &
                                           Nature of
       Title         Name & Address        Beneficial          Percent
         of               of                   of                 of
       Class       Beneficial Owner (1)   Ownership (2)         Class
   --------------------------------------------------------------------
      Common         T.L. Kirchner         403,488 (3)            8.1%
                    415 N. Quay Street.
                   Kennewick, WA 99336
   ---------------------------------------------------------------------

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

(2)	The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc.
    Common Stock: Options for 25,000 shares were granted February 9,
    1996; Options for 25,000 shares were granted February 7, 1997;
    Options for 25,000 shares were granted February 6, 1998. Forms 8-K, dated February 9, 1996, February 7, 1997, and February 6, 1998, respectively, are incorporated herein by reference.

(3)	Does not include options granted.  See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of January 29, 1998, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

        Title             Name              Amount & Nature        Percent
          of               of                     of                  of
        Class       Beneficial Owner     Beneficial Ownership       Class
     ----------------------------------------------------------------------
       Common        T.L. Kirchner            403,488 (1)            8.1%
                     (Officer & Director)

       Common        Robert Southworth          4,000 (1)            0.1%
                     (Officer & Director)

       Common        Melvin H. Brown           76,500 (1)            1.5%
                     (Director)

       Common        Arthur Leighton           84,000 (1)            1.7%
                     (Director)

       Common        John H. Rector             6,000 (1)            0.1%

(1)	Does not include stock options.  See below.

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

The information below does not include stock options granted in February 1998.

Recipients of Stock Options currently unexpired as of 12/31/97 were as follows:

                                                     Exercise Price
          Name                  Option Shares           per Share ($)
    -----------------------------------------------------------------------

     	APPROVAL DATE: 2-7-97

     	David B. Strecker             15,000                 0.28
     	Eric P. Marske                15,000                 0.28
     	Jon A. Correio	               15,000	                0.28
    		Alan B. Cook                  15,000	                0.28
    		Debra Vaughn        	          5,000	                0.28
    		Melvin Brown                  25,000                 0.28
      Tom Kirchner                  25,000                 0.28
     	Arthur Leighton               25,000                 0.28
     	Robert Southworth             25,000                 0.28
    		John H. Rector	               25,000    	            0.28
    		John L. Schooley	             25,000	                0.28

    		APPROVAL DATE: 2-9-96

     	David B. Strecker             25,000                 0.42
     	Eric P. Marske                25,000                 0.42
     	Jon A. Correio       	        25,000	                0.42
    		Alan B. Cook                  25,000	                0.42
    		Melvin Brown                  25,000                 0.42
      Tom Kirchner                  25,000                 0.42
     	Arthur Leighton               25,000                 0.42
     	Robert Southworth             25,000                 0.42

     	APPROVAL DATE: 2-3-95

     	George M. Stoltz              25,000                 0.31
     	David B. Strecker             25,000                 0.31
     	Eric P. Marske                25,000                 0.31
     	Melvin Brown                  25,000                 0.31
      Tom Kirchner                  25,000                 0.31
     	Arthur Leighton               25,000                 0.31
     	Robert Southworth             25,000                 0.31

Stock options must be exercised within 90 days after termination of employment/board membership. During 1997, no options expired nor were exercised. At December 31, 1997 there were 590,000 shares reserved for future exercise.

                                   ITEM 12.
              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During fiscal year 1997, the Company contracted for services from Manufacturing Services, Inc. in the amount of $82,490. Manufacturing Services, Inc. is owned and operated by Melvin H. Brown, who is a Director of Electronic Systems Technology, Inc. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

                                     PART IV

                                     ITEM 13.
                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits filed as part of the Company's 10KSB report for 1997 are listed below. Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

        EXHIBIT
         NUMBER                          DESCRIPTION
   ---------------    ----------------------------------------------------
           1.        	Report of Independent Certified Public Accountant
                    		Financial Statements/Financial Statement Schedules Balance Sheets
                    		Statement of Operations
                    		Statement of Changes in Stockholders Equity
                    		Statement of Cash Flows
                    		Notes to Financial Statements

           2.        	Reports on Form 8-K
                      2.1  Form 8-K dated October 31, 1997
                      2.2  Form 8-K dated November 4, 1997
                      2.3  Form 8-K dated November 7, 1997
                      2.4  Form 8-K dated November 12, 1997

          	3.        	Articles of Incorporation and By-Laws filed as Exhibit
                      2.1 to Form S-18, Registration Statement No. 2-92949-S,
                      Exhibit (c) to Form 8-K, filed March 15, 1985, and
                      Amendments to By-Laws adopted by Shareholders on
                      January 14, 1985 are incorporated herein by reference.

         		4.        	Instrument defining the rights of security holders
                      including indentures.  Exhibit II Form S-18 Registration
                      Statement No. 2-92949-S is incorporated herein by
                      reference.	Forms 8-K dated February 9, 1996,
                      February 7, 1997, February 6, 1998, and Form 8-K/A dated
                      February 3, 1995, are incorporated herein by reference.

         	11.        	Statement re-computation of per share earnings.

         	13.        	Annual report to security holders, Form 10-Q or quarterly
                      report to security holders.                        N/A

         	22.        	Published report regarding matters submitted to vote of
                      security holders.                                  N/A

          24.        	Consents of experts and counsel

          27.        	Financial Data Schedule

          99.        	Additional Exhibits                        								N/A

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:   /s/ T.L. KIRCHNER

      T.L. Kirchner, Director/President
      (Principal Executive Officer)

Date: March 20, 1998

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature   					            Title                 Date
            -------------              --------------        -------------
     /s/    T.L. KIRCHNER           Director/President       March 20, 1998
     T.L. Kirchner

     /s/    ROBERT SOUTHWORTH       Director/Secretary/      March 20, 1998
     Robert Southworth     					    Treasurer

     /s/    MELVIN H. BROWN         Director                 March 20, 1998
     Melvin H. Brown

                                    Director
     Arthur Leighton

     /s/    JOHN RECTOR             Director                 March 20, 1998
     John H. Rector

                                    Director
     John L. Schooley