Form 10QSB
period 1998-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1998-05-13
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
                            WASHINGTON D.C. 20549

                                  FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         					For the quarterly period ended:    MARCH 31, 1998



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


The number of shares outstanding of common stock as of March 31, 1998 was 4,953,667.

                                       PART I
                                FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                               SELECTED FINANCIAL DATA
                             (as prepared by Management)
                                     (Unaudited)

Three Months Ended		            		Mar. 31, 1998	        		Mar. 31, 1997
                                  -------------           -------------
Sales	                       					$     409,214        			$     316,027
Other Revenues (Gross)	        			$      32,623        			$      26,182
Gross Profit		                 			$     236,185        			$     194,264

Net Income Before Taxes	        		$      88,883        			$      29,835
Net Income After Taxes	        			$      58,662        			$      19,691

Earnings Per Share Before Taxes
Basic	                       					$       0.016        			$       0.005
Diluted 		                    				$       0.016        			$       0.005

Earnings Per Share After Taxes
Basic	                       					$       0.01         			$       0.003
Diluted	                     					$       0.01         			$       0.003

Weighted Average Shares
    Outstanding (Basic)
Primary		                  				      5,547,557			             5,480,905
Diluted       					                  5,547,557	       		      5,480,905

Total Assets	               	  			$  2,289,599	          		$  2,104,253

Long-Term Debt and Capital Lease
   Obligations	               				$          0          			$          0

Shareholders' Equity	          			$   2,187,260         			$   2,031,625

Shareholders' Equity Per Share	 		$        0.44         			$        0.41

Working Capital               				$   2,048,749         			$   1,876,003

Current Ratio				                      		  21:1	               			  27:1

Equity To Total Assets	                				96 %		                 		96 %


                          ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                                     BALANCE SHEET
                              (as prepared by Management)
                                      (Unaudited)

                                    Mar. 31, 1998         		Dec. 31, 1997
                                    -------------           -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents		  	     	$   1,566,908         		$   1,466,760
Accounts Receivable, net of
   allowance for uncollectibles           277,990      		         268,980
Inventory	               					            292,162		               319,127
Accrued Interest					                       7,226	    	             7,439
Prepaid Expenses					                       6,802	    	             3,173
                                    -------------           -------------
Total Current Assets			           		$   2,151,088         		$   2,065,479

PROPERTY & EQUIPMENT, net of
  depreciation of $222,261 at
  Mar. 31, 1998 and $214,491
  at Dec. 31, 1997	  				                 131,747	      	         132,924

OTHER ASSETS		             			              6,764		                 7,408
                                    -------------           -------------
TOTAL ASSETS	  				                 $   2,289,599         		$   2,205,811
                                    =============           =============
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable				               	$      50,201         		$      29,931
Federal Income Taxes Payable 			         		30,221		                24,793
Accrued Liabilities					                   21,917		                22,489
                                    -------------           -------------
Total Current Liabilities		      			$     102,339         		$      77,213
                                    -------------           -------------
STOCKHOLDERS' EQUITY
  Common Stock,  $.001 Par Value
  50,000,000 Shares Authorized,
  4,953,667 Shares Issued
  And Outstanding                	 	$       4,954         		$       4,954
Additional Paid-in Capital		  	           894,129     		          894,129
Retained Earnings					                  1,288,177	      	       1,229,515
                                    -------------           -------------
                                    $   2,187,260         		$   2,128,598
                                    -------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY		                     				$   2,289,599         		$   2,205,811
                                    =============           =============





                        (See "Notes To Financial Statements")

                         ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                              STATEMENT OF OPERATIONS
                            (as prepared by Management)
                                    (Unaudited)

Three Months Ended              	 			Mar. 31, 1998	        		Mar. 31, 1997
                                     -------------           -------------
SALES					                          	$     409,214        			$     316,027
                                     -------------           -------------
COST OF SALES
Beginning Inventory          				          319,127		    	          401,305
Purchases and Allocated Costs			           146,064		    	          116,840
                                     -------------           -------------
                                     $     465,191        			$     518,145
Ending Inventory		             		          292,162	    		          396,382
                                     -------------           -------------
Total Cost of Sales	              			$     173,029        			$     121,763
                                     -------------           -------------
Gross Profit		                    			$     236,185        			$     194,264
                                     -------------           -------------
OPERATING EXPENSES
Finance/Administration	           			$      69,059        			$      68,424
Research & Development			                   35,357			               40,057
Marketing                  					            44,389		   	            54,634
Customer Service				                        16,532	   		            16,710
                                     -------------           -------------
Total Operating Expense	           		$     165,337        			$     179,825
                                     -------------           -------------
OPERATING INCOME			                  $      70,848        			$      14,439

Other Income (expenses)
Interest Income		                 			$      17,069        			$      14,586
Engineering Services				                    15,554	   		            11,596
Engineering Support				                    (14,588)			             (10,786)
                                     -------------           -------------
Net Other Income (expense)	        		$      18,035        			$      15,396
                                     -------------           -------------
NET INCOME BEFORE INCOME TAX	        $      88,883        			$      29,835
Provision For Income Tax			                 30,221 	  	             10,144
                                     -------------           -------------
NET INCOME			                      		$      58,662        			$      19,691
                                     =============           =============
Basic Earnings Per Share
         Before Tax			              	$       0.016        			$       0.005
Basic Earnings Per Share
         After Tax					              $        0.01	        		$       0.003

Diluted Earnings Per Share
         Before Tax	              			$       0.016        			$       0.005
Diluted Earnings Per Share
         After Tax	              				$        0.01         		$       0.003



 (See "Notes To Financial Statements")

                          ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                              STATEMENT OF CASH FLOWS
                            (as prepared by Management)
                                     (Unaudited)

Three Months Ended	                      	 			Mar. 31, 1998    			Mar. 31, 1997
                                              -------------       -------------
CASH FLOWS PROVIDED (USED)
     IN OPERATING ACTIVITIES:
Net Income	                              					$      58,662    			$      19,691
Noncash items included in income:
      Depreciation		                  			             7,770			            7,917
      Amortization					                                 644		               644

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable, Net		     		             (       9,010) 		   (     100,822)
Inventory						                                      26,965 		            4,923
Prepaid Expenses		                       			  (       3,629) 	            6,665
Accrued Interest					                                   213		 	   (       3,510)
Prepaid Income Taxes					                                 0			           10,144
INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable, Accrued Expenses And
    Other Current Liabilities				                    19,698		            41,853
Accrued Federal Income Taxes				                      5,428			                0
                                              -------------        ------------
                                              $     106,741     			$(    12,495)
                                              -------------        ------------
CASH FLOWS PROVIDED (USED) IN
        INVESTING ACTIVITIES:
Additions To Property And Equipment		        	$(      6,593)     		$(    12,986)
Capitalized Software	           				                      0		       (       790)
                                              -------------        ------------
                                              $(      6,593)	     	$     13,776
                                              -------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS		 		$     100,148      		$(    26,271)
Cash And Cash Equivalents
    At Beginning Of Period            				        1,466,760			        1,413,182
                                              -------------        ------------
Cash And Cash Equivalents At Ending of Period	$   1,566,908     			$  1,386,911
                                              =============        ============
SUPPLEMENTAL DISCLOSURES OF CASH
     FLOWS INFORMATION:
Cash Paid Year To Date:
Interest						                                            0			                0
Federal Income Taxes			                     		$      45,093     			$          0
                                              =============        ============
Cash And Cash Equivalents:
Cash                                        		$       6,140     			$      5,720
Money Market Accounts	                 			          493,550			          453,198
Certificates Of Deposit		     		         	          445,218		           327,993
Commercial Paper					                               622,000			          600,000
                                              -------------        ------------
                                              $   1,566,908 	    		$  1,386,911
                                              =============        ============

                           (See "Notes To Financial Statements")

                           ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                             NOTES TO FINANCIAL STATEMENTS
                              (as prepared by Management)
                                       (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 1998 and March 31, 1997. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform with the condensed format of this quarterly presentation. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1997 as filed with Securities and Exchange Commission.

The results of operation for the three month periods ended March 31, 1998 and March 31, 1997, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:


                                March 31 1998          December 31 1997
                                -------------          ----------------
             Parts                 $ 191,849               $ 218,263
             Work in progress          6,461                  26,582
             Finished goods           93,852                  74,282
                                -------------          ----------------
                                   $ 292,162               $ 319,127
                                =============          ================

NOTE 3 - EARNINGS PER SHARE (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,547,557 and 5,480,905 for the quarters ended March 31, 1998 and 1997 respectively.

                       ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          (as prepared by Management)
                                   (Unaudited)

NOTE 3 - EARNINGS PER SHARE (EPS) (continued)

                               For the Quarter Ended  March 31, 1998
                           -----------------------------------------------
                           Income           Shares              Per-Share
                         (Numerator)     (Denominator)            Amount
                           -----------------------------------------------
Basic EPS
Income available to
 common stockholders        $58,662        5,547,557               $0.01
                           ========        =========            ==========
Diluted EPS
Income available to
 commonstockholders +
 assumed conversions        $58,662        5,583,667               $0.01
                           ========        =========            ==========

NOTE 4 - STOCK OPTIONS

As of March 31, 1998, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 6, 1998, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 6, 1998 totaled 215,000 shares under option and have an exercise price of $0.28 per share. The options granted on February 6, 1998 may be exercised any time during the period from February 6, 1998 through February 5, 2001. The Company's Form 8-K dated February 6, 1998, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12 month period from March 31, 1997 to March 31, 1998, 175,000 shares under option expired, no shares under option were exercised, and 215,000 shares under option were granted. At March 31, 1998 there were 630,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 1998, services in the amount of $14,893 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of EST.

ITEM II

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 1998. The following statements may be forward looking in nature and actual results may differ materially.

A.	RESULTS OF OPERATIONS

REVENUES: Total revenues from the sale of EST products and services increased to $424,768 for the first quarter of 1998 as compared to $327,623 in the first quarter of 1997, reflecting a 30% increase. Gross revenues increased to $441,837 for the quarter ending March 31, 1997, a 29% increase from $342,209 for the same quarter of 1997. Management believes sales carried forward from year end 1997 backlog, specifically in U.S. Government sales, as well as strengthening of domestic sales, particularly the size of projects in which the Company's products are included, is responsible for the comparative increase in revenues for the quarter ended March 31, 1998 as compared with the same quarter of 1997.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales increased to $256,961 in the first quarter of 1998 as compared to $192,745 for the first quarter of 1997. Foreign export sales for the first quarter of 1998 decreased to $72,807 as compared to the $100,630 in foreign sales in the same quarter of 1997. The comparative decrease in export sales is a result of comparison with unusually large sales to the Philippines and Brazil by the Company during the first quarter of 1997. Sales to U.S. Government programs increased to $95,000 for the first quarter of 1998 as compared with first quarter 1997 levels of $34,248. The majority of U.S. Government sales were from completion of order backlog for United States Marine Corps material handling automation projects undertaken late in the fourth quarter of 1997. Engineering services billed in the first quarter of 1998 increased to $15,554 as compared with $11,596 for the same quarter of 1997, resulting from increased size and scope of the engineering services requested when compared with the first quarter of 1997. During the quarter ended March 31, 1998 sales to WESCO Distribution, Inc. consisted of 14% of the Company's sales and service revenues, and sales to the U.S. Government and subcontractors consisted of 22% of the Company's sales and service revenues. No other sales to a single customer comprised 10% or more of the Company's product sales. A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the first quarter of 1998 and 1997 are as follows:

                                   For the first quarter of
                                     1998             1997
                                    ------          -------
         Domestic Sales			      	     61%             59%
         U.S. Government Sales	 	     22%             10%
         Export Sales	        			     17%             31%

A percentage breakdown of EST's product sales categories for the first quarter of 1998 and 1997 are as follows:

                                   For the first quarter of
                                  	  1998             1997
                                    ------          -------
       ESTeem Model 192		          	  47%	           	 21%
       ESTeem Model 95           			  20%	            	27%
       ESTeem Model 84SP/85SP		        0%           		  1%
       ESTeem Model 96	          		    7%	            	29%
       ESTeem Model 85	          		    0%	           	  0%
       PEM and PEM-CPU	          		    0%	          	   5%
       ESTeem Accessories	        		  21%	            	12%
       Factory Services	         		    1%	          	   1%
       Site Support	            			    4%	           	  4%

Sales include foreign export sales as follows:
                                       Three Months Ended
                                     March 31      	 March 31
                                 	     1998            1997
                                    -----------     ----------
        Export sales	             			$ 72,807       	$ 100,630
        Percent of sales	   		   	      17%              31%

The geographic distribution of foreign sales for the first quarter of 1998 and 1997 is as follows:

                                     Percent of Foreign Sales
                                    March 31         	March 31
             		COUNTRY		         		   1998		            1997
               -------              --------          --------
               Taiwan		         			    16%		              0%
               Columbia	        			    15%		              0%
               Brazil		         			    14%	       	      32%
               Germany	         			    12%	       	       0%
               Peru	          	 			    10%	      	        0%
               Chile	         				      8%		              0%
               Ireland		   		    	      8%	      	        0%
               New Zealand 	   			      7%		              0%
               Italy					               6%	      	        0%
               Canada		        			      3%		              2%
               South Korea		    		      1%	       	      10%
               Mexico	    			    	      0%		              2%
               Slovenia/Croatia			      0%	       	      12%
               Philippines			    	      0%	       	      41%
               Thailand		       		      0%		              1%

The Company's domestic and foreign sales for the first quarter of 1998 were used primarily in Supervisory Control and Data Acquisition (SCADA) applications. Management believes these applications will continue to provide the largest portion of the Company's domestic sales revenues for the
foreseeable future.   Products purchased by U.S. Government agencies or their
contractors in the first quarter of 1998 were used primarily for material handling automation applications.

The Company's AIT subcontract with INTERMEC is a five year indefinite delivery, indefinite quantity, fixed price contract through September 1999.
The Company did not provide material or derive any sales revenues from this contract in the first quarter of 1998. Based on the terms of the AIT contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to AIT orders on an "as needed basis". It is Management's opinion that due to the nature of this contract, sales or timing of orders, if any, pursuant to the contract cannot be predicted.

Based on previous years activity, the majority of Federal government purchases are from the Company's GSA contract. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically, Federal sales average approximately 18% of annual sales, but this level cannot be guaranteed. Due to the uncertain nature of Federal purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal purchases in 1998 will be under this contract.

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

BACKLOG:

The Corporation had minimal backlog at March 31, 1998. Customers generally place orders on an "as needed basis". Shipment of orders are generally made within 5 working days after receiving the order.

COST OF SALES:

Cost of sales percentages of gross sales for the first quarters of 1998 and 1997 were 42% and 39% of gross sales respectively. Cost of Sales variations are attributable to the type of product sold and order size. Larger orders grant lower sales prices because of volume discounting, reducing the margin of profit.

OPERATING EXPENSES:

Operating expenses for the first quarter of 1998 decreased $14,488 from levels in the first quarter of 1997. The following is a delineation of operating expenses:

                                    March 31	     March 31  Increase
                                      1998		        1997	  	(Decrease)
                                    --------      --------  ----------

          Finance/Administration 		$ 69,059      	$ 68,424	 $     635
          Research/Development	   	  35,357	        40,057	  (  4,700)
          Marketing	            		   44,389	        54,634	  ( 10,245)
          Customer Service	      	   16,532	        16,710	  (    178)
                                    --------      --------  ----------
          Total Operating Expenses	$165,337      	$179,825	 $( 14,488)
                                    ========      ========  ==========

Finance and Administration: During the first quarter of 1998 Finance and Administration expenses increased $635 when compared with the first quarter of 1997. The increase is a result of timing differences in several miscellaneous expense categories.

Research and Development: Research and Development expenses decreased $4,700 during the first quarter of 1998, over the same period in 1997. This decrease is due to a reduction in subcontracted Research and Development expertise and material supplies associated with the first quarter 1997 development activity of the Company's ESTeem 192 product line. As a whole, Management expects Research and Development expenditures during 1998 similar to those in 1997.

Marketing: During the first quarter of 1998, marketing expenses decreased $10,245 when compared with the same period of 1997. The decrease is attributable to reduced advertising by the Company in comparison to advertising undertaken in 1997 for the release of the ESTeem 192 product line, and timing differences attendance of tradeshows.

Customer Service: Customer service had minimal changes in expenses in comparison between the first quarters of 1998 and 1997.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $17,069 in interest and dividend income during the quarter ending March 31, 1998. Sources of this income were savings and money market accounts and short term investments.

ENGINEERING SUPPORT:

Engineering support costs increased to $14,588 as of March 31, 1998, as compared to $10,786 for the same period of 1997. The increase in engineering support costs for the first quarter of 1998, is directly resultant of increases in the size and scope of engineering services billed by the Company during the first quarter of 1998.

NET INCOME:

The Company had a net income of $58,662 for the first quarter of 1998 compared to net income of $19,691 for the same quarter of 1997. The net profit increase is attributed to increased product sales, increased interest revenue, and decreased operating expenses for the first quarter of 1997, when compared with the first quarter of 1997.

B.	FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 1998 was 21:1 compared to 26.7:1 at December 31, 1997. The decrease in the Company's current ratio is due to increased trade accounts payable and federal income tax liability.

For the quarter ending March 31, 1998, the Company had cash and cash equivalent short-term investment holdings of $1,566,908 as compared to cash and cash equivalent holdings of $1,466,760 at December 31, 1997. The increase is attributable primarily to the Company's net income, decreased inventory levels and timing differences in liabilities incurred for the first quarter of 1998.

Accounts receivable increased to $277,990 as of March 31, 1998, from December 31, 1997 levels of $268,980, due to increased sales revenues in the first quarter of 1998, and longer than expected collection timing from sales to the

U.S. Government at year end 1997 and early first quarter 1998. Management believes all of the Company's accounts receivable as of March 31, 1998 are collectible. Inventory decreased to $292,162 at March 31, 1998, from December 31, 1997 levels of $319,127, due to strong product sales in the first quarter of 1998. Prepaid expenses increased from December 31, 1997 levels of $3,173 to $6,802 as of March 31, 1998 primarily due to prepaid tradeshow fees for tradeshows to be attended by the Company later in 1998.

The Company's fixed assets increased to $354,008 as of March 31, 1998, an increase from December 31, 1997 levels of $347,415, resulting from capital expenditures for engineering and computer network equipment of $6,593 for the first quarter 1998. Management foresees additional capital expenditures as needed in 1998 to support the production and sale of its products.

As of March 31, 1998 the Company's trade accounts payable balances were $50,201 as compared with $29,931 at December 31, 1997, this increase is the result of increased levels of purchasing for production requirements in the first quarter of 1998.

It is Management's opinion that the Company's cash and cash equivalent reserves, and working capital at March 31, 1998 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise within 1998.

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

       Form 8-K dated January 23, 1998 is incorporated herein by reference. Form 8-K dated February 6, 1998 is incorporated herein by reference. Form 8-K dated March 26, 1998 is incorporated herein by reference.


       Exhibit Index			Reference Form 10-QSB

       Exhibit Number                    Notes to Financial Statements

       4.	Instruments defining the Rights of Security Holders
          including indentures.

          Form 8-K dated February 3, 1995 is incorporated herein by reference. Form 8-K dated February 9, 1996 is incorporated herein by reference. Form 8-K dated February 7, 1997 is incorporated herein by reference. Form 8-K dated February 6, 1998 is incorporated herein by reference.


      11.	Statement Re: computation of per share earnings.     	 Note 3 to
                                                          Financial Statements.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      ELECTRONIC SYSTEMS TECHNOLOGY, INC.


                                       By: /s/ T.L. KIRCHNER

               Date:	 May 8, 1998     		Name:  T.L. Kirchner
                                        Title:  Director/President
                                        (Principal Executive Officer)


                                       By: /s/ ROBERT SOUTHWORTH

               Date:  May 8, 1998   			Name:  Robert Southworth
                                       Title:  Director/Secretary/Treasurer
                                       (Principal Finance Officer)