Form 10QSB
period 1998-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1998-08-12
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
                            WASHINGTON D.C. 20549
                                  FORM 10-QSB



    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

               For the quarterly period ended:  June 30, 1998

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


The number of shares outstanding of common stock as of June 30, 1998 was 4,953,667.

                       PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                     ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                         (as prepared by Management)
                                  (Unaudited)

SELECTED FINANCIAL DATA

Six months ended                                June 30,           June 30,
                                                  1998               1997
                                              ===========         ==========
Sales                                        $     717,116       $     546,894
Other revenue                                       67,748              53,928
Gross profit                                       386,253             307,390

Net income before taxes                            109,510              34,389
            after taxes                             72,276              22,696

Earnings per share before taxes
          Basic                              $        0.02       $       0.006
          Diluted                                     0.02               0.006

Earnings per share after taxes
          Basic                              $       0.013       $       0.004
          Diluted                                    0.013               0.004

Weighted Average Shares Outstanding (Basic)
          Primary                                5,590,530           5,469,897
          Diluted                                5,590,530           5,469,897

Total assets                                 $   2,268,671        $  2,095,827

Long-term debt and capital lease obligations $           0        $          0

Shareholders' equity                         $   2,151,338        $  1,985,092

Shareholders' equity per share               $        0.43        $       0.40

Working Capital                              $   2,017,755        $  1,836,862

Current ratio                                       18 : 1              17 : 1

Equity to total assets                                 95%                 95%

                         ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                                     BALANCE SHEET
                             (as prepared by Management)
                                      (Unaudited)

                                                 June 30,         December 31,
                                                   1998               1997
                                                =========         ============
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                  $   1,678,217        $   1,466,760
 Accounts receivable, net of allowance for
      uncollectibles of $1,284                     96,719              268,980
 Inventory                                        339,688              319,127
 Accrued Interest                                   7,929                7,439
 Prepaid Expenses                                   9,169                3,173
 Prepaid federal Income Taxes                       3,366                    0
                                            -------------        -------------
Total Current Assets                        $   2,135,088        $   2,065,479

PROPERTY & EQUIPMENT, net of depreciation
     of $230,124 at June 30, 1998
     and $214,491 at Dec. 31, 1997                127,464              132,924

OTHER ASSETS                                        6,119                7,408
                                            -------------        -------------
TOTAL ASSETS                                $   2,268,671        $   2,205,811
                                            =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                           $      44,863        $      29,931
 Federal Income Taxes Payable                           0               24,793
 Accrued Liabilities                               22,933               22,489
 Cash Distributions Payable                        49,537                    0
                                            -------------        -------------
Total Current Liabilities                   $     117,333        $      77,213
                                            -------------        -------------
STOCKHOLDERS' EQUITY
 Common stock, $.001 par value
     50,000,000 shares authorized,
     shares issued and outstanding:
     4,953,667-Dec. 31, 1997 and
     June 30, 1998                          $       4,954        $       4,954
 Additional Paid-in Capital                       894,129              894,129
 Retained earnings                              1,252,255            1,229,515
                                            -------------        -------------
                                            $   2,151,338        $   2,128,598
                                            -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   2,268,671        $   2,205,811
                                            =============        =============


 (See "Notes to Financial Statements")

                          ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                               STATEMENT OF OPERATIONS
                             (as prepared by Management)
                                      (Unaudited)

       	                             Three Months Ended          Six Months Ended
                                     June 30,       June 30,     June 30,     June 30,
                                       1998           1997         1998         1997
                                  ===========    ===========  ===========  ===========
SALES                             $   307,902    $   230,866  $   717,116  $   546,894
COST OF SALES
Beginning Inventory               $   292,162   	$   396,382  $   319,127  $   401,305
Purchases & allocated costs           205,360	       116,029      351,424      232,869
                                  -----------    -----------  -----------  -----------
                                  $   497,522    $   512,411  $   670,551  $   634,174
Ending Inventory                      339,688        394,670      339,688      394,670
                                  -----------    -----------  -----------  -----------
Total Cost of Sales               $   157,834    $   117,741  $   330,863  $   239,504
                                  -----------    -----------  -----------  -----------
Gross Profit                      $   150,068    $   113,125 	$   386,253  $   307,390
                                  -----------    -----------  -----------  -----------
OPERATING EXPENSES
Finance/Administration            $    40,834   	$    35,223  $   109,892  $   103,647
Research & Development                 37,973         29,550       73,331       69,607
Marketing                              56,427         41,277      100,815    	  95,912
Customer Service                       15,602         20,259       32,134       36,968
                                  -----------    -----------  -----------  -----------
Total Operating Expense           $   150,836   	$   126,309  $   316,172  $   306,134
                                  -----------    -----------  -----------  -----------
OPERATING INCOME                  $      (768)  	$  ( 13,184) $    70,081  $     1,256
                                  -----------    -----------  -----------  -----------
Other Income (Expenses)
Interest Income                   $    18,569    $    15,748  $    35,637  $    30,334
Recovery from Marketable
     Securities Litigation              1,648              0        1,648            0
Engineering Services                   14,909         11,987      	30,463       23,583
Engineering Support                  ( 13,730)       ( 9,997)    ( 28,319)    ( 20,784)
                                  -----------    -----------  -----------  -----------
Net Other Income                  $    21,396    $    17,738   $   39,430  $    33,133
                                  -----------    -----------  -----------  -----------
NET INCOME BEFORE TAX	            $    20,628    $     4,554   $  109,510  $    34,389
Provision for income tax                7,013          1,549       37,234       11,693
                                  -----------    -----------  -----------  -----------
NET INCOME                        $    13,615    $     3,004   $   72,276  $    22,696
                                  ===========    ===========  ===========  ===========
Basic Earnings per Share
          Before Tax              $     0.003   	$      0.00   $     0.02  $     0.006
Basic Earnings per Share
          After Tax               $     0.002    $      0.00   $    0.013 	$     0.004

Diluted Earnings Per Share
          Before Tax              $     0.003 	  $      0.00   $     0.02 	$     0.006
Diluted Earnings Per Share
          After Tax               $     0.002    $      0.00   $    0.013  $     0.004

                              (See "Notes to Financial Statements")

                             ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                                   STATEMENT OF CASH FLOWS
                                 (as prepared by Management)
                                         (Unaudited)

SIX MONTHS ENDED                        	   June 30, 1998       	June 30, 1997
                                           	=============        =============
CASH FLOWS PROVIDED (USED) IN
OPERATING ACTIVITIES:
Net income                                 $       72,276       $     22,696

Noncash expenses included in income:
     Depreciation                                  15,633             15,883
     Amortization                                   1,289              1,289

DECREASE (INCREASE) IN CURRENT ASSETS:
     Accounts receivable, net                     172,261           (106,470)
     Inventory                                  (  20,561)             6,635
     Prepaid expenses                           (   5,996)             2,402
     Accrued interest                           (     490)          (  3,838)
     Prepaid income taxes                       (   3,366)            11,693

Increase (Decrease) in Current Liabilities:
     Accounts payable, accrued expenses
          and other current liabilities            15,376             30,423
     Accrued federal income taxes               (  24,793)                 0
                                               ----------          ---------
                                             $    221,629       $    (19,287)
                                               ----------          ---------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES:
     Additions to property and equipment     $   ( 10,172)      $   ( 13,606)
     Capitalized Software                               0           (    790)
     Deposits                                           0           (    600)
                                               ----------          ---------
                                             $   ( 10,172)      $  (  14,996)
                                               ----------          ---------
CASH FLOWS PROVIDED (USED) IN
FINANCING ACTIVITIES:
                                             $          0       $          0
                                               ----------          ---------

Net increase in cash and cash equivalents    $   211,457        $    (34,283)

Cash and cash equivalents at beginning
   of period                                   1,466,760           1,413,182
                                               ---------           ---------
Cash and Cash equivalents at end of period   $ 1,678,217       	$  1,378,899
                                               =========           =========

                         ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                         STATEMENT OF CASH FLOWS (continued)
                            (as prepared by Management)
                                     (Unaudited)

SIX MONTHS ENDED	                            June 30, 1998     	June 30, 1997
                                            	=============     ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION:

Cash paid year to date:
     Interest                                $           0     $            0
     Federal income taxes                    $      65,393     $            0
                                             =============     ==============

Cash allocated for Cash Distribution         $      49,537     $       49,537
                                             =============     ==============
Cash and Cash Equivalents:
     Cash                                    $       6,219     $        5,550
     Money market accounts                         592,197            441,512
     Certificates of Deposit                       450,801            331,837
     Commercial Paper                              629,000            600,000
                                             -------------     --------------
                                             $   1,678,217     $    1,378,899
                                             =============     ==============

(See "Notes to Financial Statements")

                        ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                           NOTES TO FINANCIAL STATEMENTS
                            (as prepared by Management)
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six month periods ending June 30, 1998 and June 30, 1997. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1997 as filed with Securities and Exchange Commission.

The results of operation for the three and six month periods ended
June 30, 1998 and June 30, 1997, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

                                     June 30,           December 31,
                                       1998                  1997
                                   	=========          	============
            Parts                 $   199,651           $   218,263
            Work in progress            3,488	               26,582
            Finished goods            136,549                74,282
                                    ---------           ------------
                                  $   339,688           $   319,127
                                    =========           ============

NOTE 3 - EARNINGS PER SHARE (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,590,530 and 5,469,897 for the quarters ended
June 30, 1998 and 1997 respectively.

                                        For the Quarter Ended  June 30, 1998
                                      ---------------------------------------
                                 Income             Shares          Per-Share
                               (Numerator)       (Denominator)        Amount
                               -----------      ---------------    -----------
Basic EPS
Income available to common
     stockholders                $72,276            5,590,530         $0.013
                               ===========      ==============     ===========
Diluted EPS
Income available to common
     stockholders + assumed
     conversions                 $72,276            5,583,667         $0.013
                               ===========      ==============     ===========

NOTE 4 - STOCK OPTIONS

As of June 30, 1998, the Company had outstanding stock options that have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 6, 1998, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 6, 1998 totaled 215,000 shares under option and have an exercise price of $0.28 per share. The options granted on February 6, 1998 may be exercised any time during the period from February 6, 1998 through February 5, 2001. The Company's Form 8-K dated February 6, 1998, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12 month period from June 30, 1997 to June 30, 1998, 175,000 shares under option expired, no shares under option were exercised, and 215,000 shares under option were granted. At June 30, 1998 there were 630,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the six month period ended June 30, 1998, services in the amount of $56,473, were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

NOTE 6 - CASH DISTRIBUTION

On June 4, 1998, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 19, 1998, of $0.01 per share of common stock, with a payable date of July 9, 1998. The payment of the cash distribution was completed by July 9, 1998. For the quarter ended June 30, 1998, the Company recognized a current liability in the amount of $49,537, reflecting the total dollar value of the cash distribution. The Company's Form 8-K dated June 5, 1998, as filed with the Securities and Exchange Commission is included herein by reference.

                                       ITEM II
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending June 30, 1998. The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company's ESTeem(TM) wireless modem systems, accessories, and services increased to $322,811 for the second quarter of 1998, reflecting an increase of 33% when compared to $242,853 for the second quarter of 1997. Gross revenues increased to $343,028 for the quarter ended June 30, 1998, from $258,601 for the same quarter of 1997. The increase in sales revenues is primarily attributable to the Company's products being provided to large irrigation, mining, and plant automation projects domestically during the second quarter of 1998, as compared with sales revenues for the second quarter of 1997.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government sales. Domestic commercial sales increased to $230,858 in the second quarter of 1998 as compared to $202,774 for the second quarter of 1997. Foreign export sales for the second quarter of 1998 increased to $57,077 as compared to the $30,419 in the same quarter of 1997.
U.S. Government sales increased to $34,876 in the second quarter of 1998, an increase from a unusually low second quarter 1997 figure of $9,660.
During the quarter ended June 30, 1998 sales to Crystal Sound Systems and Electrical Installations Inc., two of the Company's distributors, consisted of 12% and 13% of the Company's sales and service revenues, respectively. Sales to the U.S Government and subcontractors consisted of 11% of the Company's sales and service revenues. No other sales to a single customer comprised
10% or more of the Company's product sales for the quarter ending
June 30, 1998.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the second quarter of 1998 and 1997 are as follows:

                                      For the second quarter of
                                       1998              1997
                                	      ====             	====
                Domestic Sales         	71%	              83%
                Export Sales           	18%	              13%
                U.S. Government Sales	  11%	               4%

A percentage breakdown of EST's product sales categories for the second quarter of 1998 and 1997 are as follows:

                                      For the second quarter of
                                       1998              1997
	                                      ====             	====
     ESTeem Model 192           	       62%              	37%
     ESTeem Model 95      	             16%              	25%
     ESTeem Model 96   	       less than 1%	              16%
     ESTeem Model 84SP/85SP	   less than 1%	               1%
     ESTeem Model 85	                    --     	less than 1%
     ESTeem Accessories                	16%	              15%
     Factory Services         	less than 1%               	1%
     Site Support	                       5%               	5%

Sales for the second quarter of 1998 and 1997 include foreign export sales as follows:

           Three Months Ended       June 30,          June 30,
                                      1998              1997
                                   	========         	========
           Export sales            	$ 57,077        	$  30,419
           Percent of sales             	18%              	13%

The geographic distribution of foreign sales for the second quarter of 1998 and 1997 is as follows:

                                     Percent of Foreign Sales
                                    June 30,          June 30,
     COUNTRY                          1998              1997
  	                                 =======          	=======
     South Korea                      	48%               	0%
     Germany                          	26%	               0%
     Chile	                            13%              	25%
     Canada	                           10%	              22%
     Israel	                            3%	              18%
     Ecuador                           	0%              	35%
     Slovenia/Croatia	                  0%	               0%
     Mexico                            	0%               	0%
     Brazil	                            0%     	less than 1%

The majority of the Company's domestic and foreign sales for the second quarter of 1998 were used in Supervisory Control and Data Acquisition (SCADA) applications. It is Management's opinion that these applications will continue to provide the largest portion of the Company's domestic sales revenues in the foreseeable future.

The Company's Automatic Identification Technology (AIT) subcontract, dated July 26, 1994, with INTERMEC is a five-year indefinite delivery, indefinite quantity, fixed price contract through September 1999. The Company derived minimal sales revenues from the contract in the second quarter of 1998. Based on the terms of the AIT contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to AIT orders on an as needed basis. It is Management's opinion that due to the nature of this contract, sales or timing of orders, if any, pursuant to the contract cannot be predicted.

Based on previous sales activity, the majority of all U.S. Government purchases are expected to be under the Company's General Services Administration (GSA) contract. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically Federal sales average approximately 18% of annual sales, but this level cannot be guaranteed. Due to the uncertain nature of Federal purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal purchases in 1998 will be under this contract.

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

As of June 30, 1998, the Company has undertaken the process to identify anticipated costs, and implementation issues associated with transition of the Company's products and internal systems to operations during and after the Year 2000. The products supplied by the Company are Year 2000 compliant. The Company expects to resolve any Year 2000 issues associated with internal and operations systems through planned replacement or upgrades of software applications, which are currently not deemed to have significant cost potential. Management does not expect Year 2000 transition issues to have a material impact on its operations, but there can be no assurance that there will not be interruptions or disturbance of operations should negative transition issues arise.

BACKLOG:

The Corporation had minimal backlog as of June 30, 1998. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 to 10 working days after receipt of an order from a customer.

COST OF SALES:

Cost of sales percentage for the second quarters of 1998 and 1997 was 51%. Cost of Sales variation is attributed to the type of product sold and the size of the order. Larger orders grant lower sales prices because of volume discounting, reducing the margin of profit.

OPERATING EXPENSES:

Operating expenses for the second quarter of 1998 were $24,527 higher than the second quarter of 1997. The following is a delineation of operating expenses:

    For the quarter ended:      June 30,       June 30,       Increase
                                  1998           1997        (Decrease)
                               	=======       	=======       	=========
    Finance/Administration	  $   40,834    	$   35,223	     $     5,611
    Research/Development        	37,973        	29,550          	 8,423
    Marketing                   	56,427        	41,277	          15,150
    Customer Service	            15,602	        20,259	      (    4,657)
                                -------        -------        ---------
    Total Operating Expenses	$  150,836	    $  126,309     	$    24,527
                                =======        =======        =========
FINANCE AND ADMINISTRATION:

During the second quarter of 1998, Finance and Administration expenses increased $5,611 from the second quarter of 1997. Increased salaries and wages, postage and shipping costs, and professional services required by the Company are responsible for increased expenses as compared with the second quarter of 1997.

RESEARCH AND DEVELOPMENT:

During the second quarter of 1998, Research and Development expenses increased $8,423 over the same period in 1997. This increase is due to increased subcontracted Research and Development expertise and supplies associated with ongoing development projects as compared with the same period in 1997.

MARKETING:

During the second quarter of 1998, Marketing expenses increased $15,150 from the same period in 1997. The primary cause of the increased expenses are salaries, wages and travel expenses resulting from the addition of a Mobile Data Computer Systems Manager to promote the Company's products in Mobile Data Computer applications for the law enforcement and public safety marketplaces. The Company's Form 8-K dated June 11, 1998, as filed with the Securities and Exchange Commission is included herein by reference.

CUSTOMER SERVICE:

Customer service expenses decreased $4,657 in the second quarter of 1998 as compared with the same period of 1997. The decrease is due to a higher percentage of the department's costs being directly billed to customers as engineering services when compared with the same period of 1997.

INTEREST INCOME:

The Corporation earned $18,569 in interest income during the quarter ended June 30, 1998. Sources of this income were savings and money market accounts, and short term investments.

ENGINEERING SUPPORT:

Engineering support costs decreased to $9,997 for the quarter ended
June 30, 1998, as compared to $20,951 for the same period of 1997. This decrease in engineering support costs for the second quarter of 1998 is a result of an overall decrease in engineering services requested by customers when compared with the second quarter of 1997.

NET INCOME:

The Corporation had a net income of $13,615 for the second quarter of 1998, compared to a $3,004 net income for the same quarter of 1997. The net income increase is attributable to increased revenues from product sales and engineering services, and interest income.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 1998 was 18:1 compared to 26.7:1 at December 31, 1997. The decrease in current ratio is primarily attributable to increases in trade accounts payable, and liability incurred by the approval of cash distributions in June, when compared with current liability levels at year-end 1997.

For the quarter ending June 30, 1998, the Company had cash and cash equivalent short-term investment holdings of $1,678,217 as compared to cash and cash
equivalent holdings of $1,566,908 at December 31, 1997.   The increased cash
equivalent level is the result of the Company's year to date net income, and collection of large U.S. Government accounts receivable amounts delayed in payment until late in the second quarter of 1998.

Accounts receivable decreased to $96,719 as of June 30, 1998, from December 31, 1997 levels of $268,980, due to the collection of large U.S. Government accounts receivable amounts delayed in payment until late in the second quarter of 1998. Management believes all of the Company's accounts receivable as of June 30, 1998 are collectible.

Inventory increased to $339,688 at June 30, 1998, from December 31, 1997 levels of $319,127, due to increases in production schedules to replenish inventory stocks from increased sales in the first and second quarters of 1998. Prepaid expenses increased to $9,169 as of June 30, 1998 from December 31, 1997 levels of $3,173, due to increased prepaid fees for tradeshows the Company will be attending later in 1998.

The Company's fixed assets increased to $357,588 as of June 30, 1998, from December 31, 1997 levels of $347,415, resulting from capital expenditures of $13,606. These expenditures consisted mainly of upgrade and expansion of the Company's production support equipment.

As of June 30, 1998, the Company's trade accounts payable balance was $44,863 as compared with $29,931 at December 31, 1997, and reflects amounts owed for purchases of inventory stocks and contracted services. As of June 30, 1998, the Company recognized a current liability of $49,537, reflecting the total dollar value of a declared cash distribution as of June 5, 1998, of $0.01 per share of common stock, with a record date of June 20, 1998 and a payable date of July 9, 1998.

It is Management's opinion that the Company's cash and cash equivalent reserves, and working capital at June 30, 1998 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

                                     PART II
                                OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit 27. Financial Data Schedule, June 30, 1998

         (b) Reports on Form 8-K

         Form 8-K dated May 14, 1998 is incorporated herein by reference. Form 8-K dated June 5, 1998 is incorporated herein by reference. Form 8-K dated June 11, 1998 is incorporated herein by reference.

         Exhibit Index 	             							Reference Form 10-QSB

         Exhibit Number		         						Notes to Financial Statements

         4. Instruments defining the Rights of Security Holders including indentures.

         Form 8-K dated Feb 6, 1998 is incorporated herein by reference.

         11. Statement Re: computation of per share earnings
                                       				Note 3 to Financial Statements

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                                       /s/ T.L. KIRCHNER

 Date:				August 3, 1998			            Name:  T.L. Kirchner
                                       Title:  Director/President
                                       (Principal Executive Officer)


                                       /s/ROBERT SOUTHWORTH

 Date:	   August 3, 1998         						Name:  Robert Southworth
                                       Title:  Director/Secretary/Treasurer
                                       (Principal Financial Officer)