Form 10QSB
period 1998-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1998-11-13
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
                           WASHINGTON D.C. 20549
                                FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  September 30, 1998

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


The number of shares outstanding of common stock as of September 30, 1998 was 4,953,667.

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                    	ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                        	(as prepared by Management)
                                  	(Unaudited)

SELECTED FINANCIAL DATA

Nine months ended                   Sept 30         Sept 30
                                     1998            1997
                                  ==========      ==========
Sales	                            $   967,678     $  913,763
Other revenue                     $   106,542     $   99,622
Gross profit                      $   516,931     $  518,015

Income (Loss) before taxes        $   124,384     $  141,956
               after taxes        $    82,093     $   93,691

Earnings per share before taxes
     Basic                        $       .02     $      .03
     Diluted                              .02            .03

Earnings per share after taxes
     Basic                        $       .01     $      .02
     Diluted                              .01            .02

Weighted Average Shares
 Outstanding (Basic)
     Primary                        5,567,612      5,480,843
     Diluted                        5,567,612      5,480,843

Total assets                      $ 2,234,403     $2,102,117

Long-term debt and capital
  lease obligations               $         0     $        0

Shareholders' equity              $ 2,161,155     $2,056,088

Shareholders' equity per share    $      0.44     $     0.42

Working Capital                   $ 2,009,116     $1,914,013

Current ratio                            28:1           43:1

Equity to total assets                    97%            98%

                    ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                               BALANCE SHEET
                        (as prepared by Management)
                                (Unaudited)

                                                 September 30       December 31
                                                     1998               1997
                                                 ------------		   --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $  1,485,478     $    1,466,760
  Accounts receivable, net
   of allowance for uncollectibles of $1,284          159,658            268,980
  Inventory                                           405,716            319,127
  Accrued interest                                      8,728              7,439
  Prepaid expenses                                     19,475              3,173
  Prepaid Federal Income Taxes                          3,309                  0
                                                  -----------         -----------
  Total Current Assets                           $  2,082,364     $    2,065,479
                                                  -----------         -----------
  PROPERTY & EQUIPMENT, net of
  depreciation of $238,020 at
  Sept. 30, 1998 and $214,491 at Dec. 31, 1997        120,315            132,924

OTHER ASSETS                                           31,724              7,408
                                                  -----------         -----------
TOTAL ASSETS                                     $  2,234,403     $    2,205,811
                                                  ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $     52,900     $       29,931
  Federal Income Taxes Payable	                             0             24,793
  Accrued Liabilities                                  20,348             22,489
                                                  -----------         ----------
Total Current Liabilities                        $     73,248     $       77,213
                                                  -----------         ----------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value
50,000,000 shares authorized,
shares issued and outstanding:
    4,953,667-December 31, 1997
    and September 30, 1998                       $      4,954     $        4,954
Additional paid-in capital                            894,129            894,129
Retained earnings                                   1,262,072          1,229,515
                                                   ----------         ----------
                                                 $  2,161,155     $    2,128,598
                                                   ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  2,234,403     $    2,205,811
                                                   ==========	        ==========

                       (See "Notes to Financial Statements")

                                ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                                     STATEMENT OF OPERATIONS
                                   (as prepared by Management)
                                            (Unaudited)

                                    Three Months Ended          Nine Months Ended
                                    Sept 30     Sept 30       Sept 30       Sept 30
                                      1998        1997          1998          1997
                                   ---------    -------       -------      --------
SALES                             $  250,562  $ 366,869     $ 967,678    $  913,763
                                   ---------    -------       -------      --------
COST OF SALES
Beginning Inventory               $  339,688  $ 394,670     $ 319,127    $  401,305
Purchases & Allocated Costs          185,912    122,852       537,336       355,721
                                   ---------    -------       -------      --------
                                  $  525,600  $ 517,522     $ 856,463    $  757,026
Ending Inventory                     405,716    361,278       405,716       361,278
                                   ---------    -------       -------      --------
Total Cost of Sales               $  119,884  $ 156,244     $ 450,747    $  395,748
                                   ---------    -------       -------      --------
GROSS PROFIT                      $  130,678  $ 210,625     $ 516,931    $  518,015
                                   ---------    -------       -------      --------
OPERATING EXPENSES
Finance/Administration            $   32,227  $  31,373     $ 142,120    $  135,020
Research & Development                28,358     29,682       101,689        99,289
Marketing                             59,154     43,423       159,970       139,335
Customer Service                      16,621     18,270        48,754        55,238
                                   ---------    -------       -------      --------
Total Operating Expenses          $  136,360  $ 122,748     $ 452,533    $  428,882
                                   ---------    -------       -------      --------
NET OPERATING INCOME              $ (  5,682) $  87,877     $  64,398    $   89,133
                                   ---------    -------       -------      --------
OTHER INCOME (EXPENSES)
Interest Income                   $   18,760  $  15,959     $  54,398    $   46,293
Recovery from Mktble
  Sec. Litigation                        562      1,633         2,210         1,633
Engineering Services                  19,471     28,112        49,934        51,696
Engineering Support	                ( 18,237)  ( 26,014)     ( 46,556)      (46,799)
                                   ---------    -------      --------      --------
Net Other Income                  $   20,556  $  19,690     $  59,986    $   52,823
                                   ---------    -------      --------      --------
NET INCOME BEFORE TAX             $   14,874  $ 107,567     $ 124,384    $  141,956
Provision for income tax               5,057     36,572        42,291        48,265
                                   ---------    -------      --------      --------
NET INCOME                        $    9,817  $  70,995     $  82,093    $   93,691
                                   =========	   =======      ========     =========
Basic Earnings per Share
    Before Tax                    $    0.003  $    0.02     $    0.02    $     0.03
Basic Earnings per Share
    After Tax                     $    0.002  $    0.01     $    0.01    $     0.02

Diluted Earnings per Share
   Before Tax                     $    0.003  $    0.02     $    0.02    $     0.03
Diluted Earnings per Share
  After Tax                       $    0.002  $    0.01     $    0.01    $     0.02

                           (See "Notes to Financial Statements)

                                ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                                      STATEMENT OF CASH FLOWS
                                    (as prepared by Management)
                                            (Unaudited)


NINE MONTHS ENDED                               September 30       September 30
                                                    1998                1997
                                                ------------       ------------
CASH FLOWS PROVIDED (USED) IN
OPERATING ACTIVITIES:
Net income                                      $     82,093       $     93,691

Noncash expenses included in income:
  Depreciation                                        23,529             23,955
  Amortization                                         1,935              1,933

Decrease (Increase) in Current Assets:
  Accounts receivable, net                           109,322        (    99,776)
  Inventory                                        (  86,589)            40,027
  Prepaid income taxes                             (   3,309)            26,355
  Prepaid expenses                                 (  16,302)       (     7,576)
  Accrued interest                                 (   1,289)       (     4,190)

Increase (Decrease) in Current Liabilities:
  Accounts payable, accrued expenses
    and other current liabilities                     20,828             13,344
  Accrued federal income taxes                     (  24,793)             1,910
                                                 ------------       ------------
                                                  $  105,425        $    89,673
                                                 ------------       ------------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES:
  Additions to property and equipment             $(  10,920)       $ (  16,766)
  Additions to capitalized software                        0          (     790)
  Additions to deposits for construction
      of case die                                  (  26,250)                 0
                                                 ------------       ------------
                                                  $(  37,170)       $ (  17,556)
                                                 ------------       ------------
CASH FLOWS PROVIDED (USED) IN
FINANCING ACTIVITIES:
  Payment of Cash Distribution                    $(  49,537)       $(   49,537)
                                                 ------------       ------------
                                                  $(  49,537)       $(   49,537)
                                                 ------------       ------------

                             (See "Notes to Financial Statements)

                              ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                                   STATEMENT OF CASH FLOWS
                                         (continued)
                                (as prepared by Management)
                                         (Unaudited)

Nine Months Ended                                         September 30         September 30
                                                             1998                   1997
                                                          ------------         ------------

Net increase in cash and cash equivalents                 $     18,718        $     22,580

Cash and cash equivalents at beginning
     of period                                               1,466,760           1,413,182
                                                          ------------         -----------
Cash and Cash equivalents at ending
     of period                                            $  1,485,478        $  1,435,762
                                                          ============         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid year to date:
  Interest                                                $          0        $          0
  Income taxes                                                  45,600              20,000
                                                          ============         ===========
Cash and Cash Equivalents:
  Cash                                                    $      6,639        $      6,233
  Money market accounts                                        387,498             486,969
  Certificates of Deposit                                      455,210             335,560
  Commercial paper                                             636,131             607,000
                                                          ------------         -----------
                                                          $  1,485,478        $  1,435,762
                                                          ============         ===========

                          (See "Notes to Financial Statements)

                        ELECTRONIC SYSTEMS TECHNOLOGY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                            (as prepared by Management)
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 1998 and September 30, 1997. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of the 1998 presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

The results of operation for the three and nine month periods ended
September 30, 1998 and September 30, 1997, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

The Company does not have other revenues, expenses, gains and losses that require disclosure under SFAS No. 130 as other comprehensive income.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

                           				September 30       		December 31
                      						       1998	        	       1997
                      						-----------------	  	----------------
          	Parts	         				$  218,638          		$  218,263
          	Work in progress	      50,978        		      26,582
          	Finished goods				    136,100		              74,282
                            -----------------  		----------------
                              $  405,716 		         $  319,127
                            =================	   ================

NOTE 3 - EARNINGS PER SHARE (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,567,612 and 5,480,843 for the quarters ended
September 30, 1998 and 1997 respectively.

                                     For the Quarter Ended September 30, 1998
                                  -------------------------------------------
                                      Income          Shares      Per-Share
                                    (Numerator)    (Denominator)    Amount
                                  -------------   -------------- ------------
Basic EPS
Income available to common
     stockholders                     $82,093        5,567,612       $0.01
                                   ============   ============== ============
Diluted EPS
Income available to common
stockholders + assumed conversions    $82,093        5,583,667       $0.01
                                   ============   ============== ============

NOTE 4 - STOCK OPTIONS

As of September 30, 1998, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 6, 1998, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 6, 1998 totaled 215,000 shares under option and have an exercise price of $0.28 per share.
The options granted on February 6, 1998 may be exercised any time during the period from February 6, 1998 through February 5, 2001. The Company's
Form 8-K dated February 6, 1998, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12 month period from September 30, 1997 to September 30, 1998, 175,000 shares under option expired, no shares under option were exercised, and 215,000 shares under option were granted. At September 30, 1998 there were 630,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 1998 services in the amount of $76,984 were contracted with Manufacturing Services, Inc., of which the owner/president, is a member of the Board of Directors of the Company.

NOTE 6 - CASH DISTRIBUTION

On June 4, 1998, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 19, 1998, of $0.01 per share of common stock, with a payable date of July 9, 1998. The payment of the cash distribution was completed by July 9, 1998 for a total dollar value of $49,537. For the quarter ended September 30, 1998, the Company had met all cash distribution obligations and no longer recognized current liabilities previously recorded for the cash distribution. The Company's Form 8-K dated June 5, 1998, as filed with the Securities and Exchange Commission is included herein by reference.

                                   ITEM II
               MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the company's unaudited financial statements and the integral notes thereto for the quarter ending September 30, 1998. The following statements may be forward looking in nature and actual results may differ materially.

A.	RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company's ESTeem(TM) wireless modem systems, accessories, and services decreased to $270,033 for the third quarter of 1998 as compared to $394,981 in the third quarter of 1997, reflecting a decrease of 32%. Gross revenues decreased to $289,355 for the quarter ending September 30, 1998, from $412,573 for the same quarter of 1997, reflecting a decrease of 30%. The decrease in revenues is due to a general reduction in sales volume to all of the Company's customer groups in the third quarter, particularly unusually low sales volume experienced during July 1998. The decrease is compounded when compared with third quarter 1997 performance, which was an unusually strong revenue performance quarter. Management is of the belief that the decrease in revenues is not a trend, an opinion based on strong sales backlog of orders placed late in the third quarter of 1998, for delivery in the fourth quarter of 1998.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales decreased to $180,124 in the third quarter of 1998 as compared to $261,403 for the third quarter of 1997. Foreign export sales for the third quarter of 1998 decreased to $40,704 as compared to the $56,578 in the same quarter of 1997, which had included unexpected sales to customers in Ghana and Cyprus. It is Management's opinion that to date, the Company has experienced minimal impact in foreign sales due to downturns in the Asian economy, however the long term effect in 1999 and beyond of the Asian economic downturn on the Company's foreign exports
remains to be seen.   U.S. Government sales decreased in the third quarter of
1998 to $49,773, down from third quarter 1997 levels of $77,000. Management believes the decrease in U.S. Government sales is the result of a timing difference in sales, and expects normal or increased U.S. Government sales for the year as a whole. Engineering services decreased to $19,471 as of September 30, 1998, as compared to $28,112 as of September 30, 1997. The decrease was primarily as a result of a decrease of engineering services requested, believed due to a continually increasing number of customers using local resources for automation project consultation and installation. During the quarter ended September 30, 1998, sales to U.S. Government programs and contractors comprised 18% of the Company's product and service revenues.
No other sales to a single customer comprised 10% or more of the Company's product and service sales for the quarter ending September 30, 1998.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the third quarter of 1998 and 1997 are as follows:
                                     For the third quarter of
                                       1998	          	1997
                               							------        		------
                 Domestic Sales		    			67%	           	67%
                 Export Sales     						15%           		14%
                 U.S. Government Sales		18%           		19%

A percentage breakdown of EST's product sales categories for the third quarter of 1998 and 1997 are as follows:

                                     For the third quarter of
                                       1998           		1997
                               							------         		------
      ESTeem Model 192                  27%              47%
      ESTeem Model 95			              		25%	            	20%
      ESTeem Model 96			              		15%	            	10%
      ESTeem Model 84SP/85SP				         1%	           	  2%
      ESTeem Accessories	  	          		16%            		13%
      Factory Services					              3%		             1%
      Site Support/Custom Engineering			13%	           	  7%

Sales for the third quarter of 1998 and 1997 include foreign export sales as follows:

                                           Three Months Ended
                               					September 30	       	September 30
                           							       1998	         	       1997
                           							-----------------   		----------------
     Export sales		              				$   40,704	 	         $   56,578
     Percent of sales		                   15%		         	       14%

The geographic distribution of foreign sales for the third quarter of 1998 and 1997 is as follows:

                                          Percent of Foreign Sales
                               					September 30	       	September 30
           COUNTRY			         			       1998	         	       1997
  ---------------------	   			 		-----------------   		----------------
    Canada	               						         26 %	        	         7 %
    Croatia/Slovenia			      			         21 %		                --
    South Korea	            					        20 %		                21 %
    Chile	                					 	        16 %	                 24 %
    Israel		               					          9 %         		       11 %
    Mexico               							          9 %		                 0 %
    Ghana	               	 					         --		                  15 %
    Cyprus		                				         --        	 		        11 %
    Malaysia					                        --         			         9 %
    Philippines		           				         --		         	         1 %
    Venezuela		              			         --         			         1 %

The majority of the Company's domestic and foreign sales for the second quarter of 1998 were used in Supervisory Control and Data Acquisition (SCADA) applications. It is Management's opinion that these applications will continue to provide the largest portion of the Company's domestic sales revenues in the foreseeable future.

The Company's AIT subcontract with INTERMEC is a five-year indefinite delivery, indefinite quantity, fixed price contract through September 1999. The Company received minimal sales revenues from the contract during the third quarter of 1998, however, Management expects increased sales under the AIT contract in the fourth quarter of 1998. Based on the terms of the AIT contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to AIT orders on an "as needed" basis.

Based on previous year's activity, the majority of all U.S. Government purchases are under the Company's General Services Administration (GSA) contract. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically, U.S. Government sales average approximately 18% of annual sales, but this level cannot be guaranteed. Due to the uncertain nature of U.S. Government purchasing, procurement of material and production planning is adjusted quarterly based on demand.

The Company's revenues have historically fluctuated from quarter to quarter due to timing factors such as placement of orders by customers, and product shipments to customers, as well as customer buying trends, and changes in the general economic environment. The procurement process involved with plant and project automation, or project development, which usually surrounds the decision to purchase ESTeem products, can be lengthy. This procurement process may involve bid activities unrelated to the ESTeem products, such as additional systems and subcontract work, as well as capital budget considerations on the part of the customer. Because of the complexity of this procurement process, forecasts in regard to the Company's revenues become difficult to predict.

The Company has undertaken the process to identify anticipated costs, and implementation issues associated with transition of the Company's products and internal systems to operations during and after the Year 2000. The Company expects to resolve any Year 2000 issues associated with the Company's internal and operations systems through planned replacement or upgrades of software applications, which are not currently deemed to have significant cost potential. All of the products supplied by the Company to it's customers are Year 2000 compliant. Management does not expect Year 2000 transition issues to have a material impact on its operations, but there can be no assurance that there will not be interruptions or disturbance of operations should negative transition issues arise.

BACKLOG:

The Company had backlog of $180,000 at September 30, 1998, for orders placed late in the quarter. The Company expects to make delivery all backlog items early in the fourth quarter of 1998. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 to 10 working days after receipt of an order from a customer.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 1998 and 1997 were 48% and 43% of gross sales respectively. Cost of Sales variations are attributable to the type of product sold and the size of the order. Larger orders grant lower sales prices because of volume discounting, reducing the margin of profit.

OPERATING EXPENSES:

Operating expenses for the third quarter of 1998 increased $13,612 when compared with the third quarter of 1997. The following is a delineation of operating expenses:

       For the quarter ended:	     		Sept. 30     		Sept. 30   		 Increase
                                       1998	      	   1997     		(Decrease)
                                   ------------  	------------	-------------
      Finance/Administration    			$  32,227      	$  31,373   	$       854
      Research/Development		     	    28,358	         29,682	    (    1,324)
      Marketing	               			    59,154	         43,423	        15,731
      Customer Service	         		    16,621	         18,270  	  (    1,649)
                                   ------------  	------------	-------------
      Total Operating Expenses	   	$ 136,360	      $ 122,748	   $    13,612
                                   ============  	============	=============

FINANCE AND ADMINISTRATION:

During the third quarter of 1998 Finance and Administration expenses increased $854 when compared with the third quarter of 1997. Increased professional services used by the Company are primarily responsible for the increased expenditures.

RESEARCH AND DEVELOPMENT:

During the third quarter of 1998, Research and Development expenses decreased $1,324 comparatively with the third quarter of 1997. The decrease in expenses is due primarily to reduced subcontract Research and Development expertise employed by the Company when compared with the third quarter of 1997. The majority of Research and Development expenditures in the third quarter were in-house design and development costs for a new external case for the ESTeem products.

MARKETING:

Marketing expenses increased $15,731 from the same period in 1997, due primarily to increased salaries, wages, travel, advertising and tradeshow expenses resulting from the addition of a Mobile Data Computer Systems Manager to promote the Company's products in Mobile Data Computer applications for the law enforcement and public safety marketplaces. The Company's Form 8-K dated June 11, 1998, as filed with the Securities and Exchange Commission is included herein by reference.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 1998 decreased $1,649 when compared with the third quarter of 1997. The decrease is due to reduced salaries and wages being allocated to customer service when compared with the same period of 1997.

INTEREST INCOME:

The Corporation earned $18,760 in interest income for the quarter ended September 30, 1998. Sources of interest income were short-term investments, as well as savings and money market accounts.

ENGINEERING SUPPORT:

Engineering support costs decreased to $18,237 for the quarter ended
September 30, 1998, as compared to $26,014 for the same period of 1997. The decrease in engineering support costs is a direct result of reduced engineering services requested by customers in the third quarter of 1998.

NET INCOME:

The Corporation had net income of $9,817 for the third quarter of 1997, compared to a $70,995 for the third quarter of 1997. The decrease is attributable to decreased sales revenues, together with increased operating expenses in the third quarter of 1998, as compared with the third quarter of 1997.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 1998 was 28:1 compared to 26.7:1 at December 31, 1997. The increase in current ratio is attributable to increased current assets, and a decrease in federal income taxes payable, as compared with year-end 1997.

For the quarter ending September 30, 1998, the Company had cash and cash equivalent short-term investment holdings of $1,485,478 as compared to cash and cash equivalent holdings of $1,466,760 at December 31, 1997. The items primarily effecting cash holding of the Company are year to date net income, payment of the Company's declared cash distribution to shareholders, and payment of deposits for construction of a case die for the new external case for the ESTeem products.

Accounts receivable decreased to $159,658 as of September 30, 1998, from December 31, 1997 levels of $268,980. This was due to decreased sales revenues during the third quarter of 1998, contrasted with the unusually high accounts receivable levels at year end 1997. Management believes all of the Company's accounts receivable as of September 30, 1998 are collectible.

Inventory increased to $405,716 at September 30, 1998, from December 31, 1997 levels of $319,127 due to decreased product sales in the third quarter of 1998, and increased purchases of material for large orders received late in the third quarter for delivery in the fourth quarter of 1998. Prepaid expenses increased to 19,475 as of September 30, 1997, as compared with December 31, 1997 levels of $3,173 due to prepaid insurance policy renewals and prepaid fees for tradeshows to be attended by the Company in the fourth quarter of 1998.

The Company's fixed assets increased to $358,335 as of September 30, 1997, from December 31, 1997 levels of $347,415, as a result of capital expenditures of $10,920. Fixed asset expenditures consisted mainly of computer system upgrades and office furniture. Other assets increased from December 31, 1997 levels of $7,408 to $31,724 as of September 30, 1998 due to a deposit of $26,250 paid for construction of a case die for the new external case for the ESTeem products, to be capitalized as a fixed asset upon completion in the first quarter of 1999.

As of September 30, 1998, the Company's trade accounts payable balances were $52,900 as compared with $29,931 at December 31, 1997, reflecting amounts owed for inventory stocks and contracted services. As of September 30, 1998, all of the Corporation's accounts payable were within agreed terms.

It is Management's opinion the Company's cash, cash equivalent reserves, and working capital at September 30, 1998 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

                                   PART II
                              OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 	(a)	Exhibits

      Exhibit 27. Financial Data Schedule, September 30, 1998

  (b)	Reports on Form 8-K

      Form 8-K dated June 5, 1998 is incorporated herein by reference. Form 8-K dated June 11, 1998 is incorporated herein by reference.

Exhibit Index        				                                 Reference
                                     					              Form 10-QSB

Exhibit Number                                    				    Notes to
                                                    Financial Statements

4.	Instruments defining the Rights of Security Holders including indentures.

      Form 8-K dated February 6, 1998 is incorporated herein by reference.

11.	Statement Re: computation of per share earnings.    			Note 3
                                                         to Financial
                                                          Statements

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               							            ELECTRONIC SYSTEMS TECHNOLOGY, INC.


 Date:   November 4, 1998			   			By:      /s/ T. L. KIRCHNER

                              				Name:  T.L. Kirchner
                                  Title:  Director/President
                                  (Principal Executive Officer)


 Date:   November 4, 1998			   			By:    /s/ ROBERT SOUTHWORTH

                              				Name:  Robert Southworth
                                  Title:  Director/Secretary/Treasurer
                                  (Principal Financial Officer)