Form 10KSB
period 1998-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1999-03-29
CIK 752294

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549
                                 FORM 10-KSB

                                  (Mark One)
  [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES
      EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998

  [ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934
             For the transition period         to
                                      ---------  ----------

                      Commission file number   2-92949-S

                       ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

                    Washington                       91-1238077
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        incorporation or organization)

            415 N. Quay St., Kennewick , Washington         99336
           (Address of principal executive offices)       (Zip Code)

                     Issuer's telephone number  (509) 735-9092

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

  State issuer's revenues for its most recent fiscal year. $1,631,298.

  On January 29, 1999 the aggregate market value, based on the average of the bid and asked Price, of the voting stock held by nonaffiliates of the registrant was $1,365,212.

  The number of shares outstanding of the registrant's common stock as of January 29, 1999: 4,953,667 shares.

  DOCUMENTS INCORPORATED BY REFERENCE
     The following documents are incorporated by reference into Parts I, II, III, and IV of this report: (1) Form S-18, effective Nov. 5, 1984, Commission File No. 2-92949-S; (2) Form 8-K, filed March 15, 1985, Commission File No. 2-92949-S; Forms 8-K dated July 12, 1991, December 14, 1992, December 10, 1993, February 9, 1996, February 7,

 1997, June 5, 1997, February 6, 1998, June 4, 1998, and February 12,
 1999.

 Transitional Small Business Disclosure Format:  Yes [   ]   No [X]

                                    PART I

                                    ITEM 1.

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

                                BUSINESS

Electronic Systems Technology, Inc. ("EST" or the "Company") specializes in the manufacturing and development of wireless modem products. The Company uses its research and development, manufacturing, and marketing efforts to produce and market the Company's line of ESTeem
(TM) Wireless Modem products and accessories. The Company offers product lines, which provide innovative communication solutions for applications not served by existing conventional communication systems. The product lines are offered in markets for process automation in commercial, industrial, and government arenas both domestically and internationally, as well in the domestic markets for public safety communications infrastructure. The Company's product lines are marketed through direct sales, sales representatives, Original Equipment Manufacturers (OEM's) and domestic and foreign resellers.

The Company was incorporated in the State of Washington in February 1984, and was granted a U.S. Patent for the "Wireless Computer Modem" in May 1987, and a Canadian patent in October 1988. In the past three years, the Company has continued to improve its products to incorporate the latest technology and respond to customer needs and market opportunities. Most recently, the Company has developed an ESTeem product line built on spread spectrum, non-licensed radio frequency architecture for release in the first quarter of 1999 to augment the Company"s existing products, which use licensed radio frequency design. The Company has continually expanded its customer base, particularly in the industrial control arena with efforts to team with all major programmable logic controller (PLC) hardware vendors. The Company has also been involved as a hardware provider for Government programs such as the Core Automated Maintenance System (CAMS) for the U.S. Air Force and Automatic Identification Technology (AIT) for the U.S. Army. In 1998, the Company started marketing ESTeem products to public safety entities for mobile data terminal communication applications, and continued to participate in foreign and domestic Supervisory Control and Data Acquisition (SCADA), Industrial Controls, and Government marketplaces.

                            PRODUCTS AND MARKETS

EST's products provide communication links between computers, peripherals, and instrumentation controls using radio frequency waves. The Company's products are packet burst, VHF & UHF FM radio modems, operating in radio frequency bands between 72 to 76 Megahertz (MHz), 150 to 170 MHz, 400 to 420 MHz, 450 to 470 MHz, and 2.4Gigahertz (GHz).

The ongoing proliferation of computer applications in business and industry has created a dynamic environment of automation and networks which require increasing amounts of data transfer. Prior to the invention of the ESTeem modem, the majority of data transfers used telephone modems or direct cable connections. These latter methods both had costly side effects. Telephone modems have a potentially expensive monthly charge for the use of telephone lines, and direct cable connections can have installation costs as much or more than the cost of the communication system. ESTeem wireless modem products provide a "Wireless Solution" by eliminating the need for conventional hardwiring and leased phone lines.

All of the ESTeem models ("ESTeems") come with industry standard asynchronous communications ports to give the user a new dimension to "Local Area Networking". As many as 253 devices can be interfaced on a single frequency. ESTeem wireless modems have over one hundred internal software commands, which are saved in non-volatile memory, allowing users to easily configure the unit for any application.

ESTeem Modems work on a packet burst communications concept. Packet systems, whether hardwired or radio, share the same principle of operation: data is taken from a standard RS-232C, RS-422 or RS-485 asynchronous port and is transmitted in "Electronic Packets". The size of the packet can be user defined from 1 to 1010 bytes of information. Once a packet of data is formed, it is transmitted in a "burst," from one ESTeem modem to another ESTeem modem, hence the term "packet burst communications." ESTeem Modems provide data accuracy of greater than one part in 100 million. Internal Digi-Repeater features allow the user to increase operating range by relaying transmission through a maximum of three ESTeems to reach a destination ESTeem. An ESTeem can operate as an operating node, a repeater node, or both simultaneously, for added flexibility. Secure data communication is provided in the ESTeem products through the use of proprietary technology and techniques, providing users of the products four definable security codes. If higher security is required, the ESTeem is compatible with asynchronous Data Encryption Standard (DES) encryption devices.

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

   Power Utility                           Federal
      Oil/Gas Pipeline                       Ground Mobile Communications
      Material Handling                      Ship to Shore Communications
                                             Flight Line Maintenance

                                  PRODUCT LINES

VHF RADIO MODEM PRODUCTS: The ESTeem VHF radio modem products are the ESTeem Model 95 and Model 192V which operate in the mid 60-70 MHz band of the VHF RF spectrum and the ESTeem 192M which operates in the 150-174 MHz band of the VHF RF spectrum.

   The ESTeem Model 95 and 192V are configured to operate in the lower 70 MHz spectrum. The frequency and receiver sensitivity of the ESTeem 95 are software selectable, and includes a device for examining the received signal strength of the radio. The ESTeem 192V has a data rate of 19,200 bits per second (bps), which is four times faster than the ESTeem 95 data rate. The ESTeem 192V also features infrared and optional telephone interfaces, which are not available on the ESTeem 95 products. The ESTeem 192M operates in the 150-174 MHz RF frequency spectrum with a data rate of 19,200 bps, and RF output power from two to four watts, depending on customer licensing. Listed below are the major markets for these products:

	   Domestic:	    Industrial process control, SCADA, inventory control,
                  water/waste water, overhead crane, shop floor
                  manufacturing.
	   International:Telephone by-pass, industrial control, and SCADA.
	   Federal:    		Inventory and command control.

UHF RADIO MODEM PRODUCTS: Operating in the lower 400 MHz federal radio band, the mid to upper 400 MHz commercial radio band, and the 2.4 GHz unlicensed radio band, of the UHF RF spectrum. The ESTeem UHF radio modem products are the ESTeem Model 192C, 192F, and 192S.

   The ESTeem Models 192C and 192F, have the same features as the VHF radio modem products, but are designed to operate in the lower and upper 400 MHz areas of the UHF RF spectrum and have capability of RF output power from two to four watts depending on customer licensing. The 192C and 192F products contain infrared and optional telephone interfaces not available on previous models. The ESTeem 192C was designed to operate in business radio bands of upper 400 MHz. The ESTeem Model 192F was designed to operate in U.S. Government radio bands of lower 400 MHz. The ESTeem 192S is a low cost unlicensed direct sequence spread spectrum product operating in the 2.4 GHz radio spectrum, with a power output of 1 watt and a data rate of 171,000 bps, intended for domestic and foreign applications over distances up to three miles. All of the UHF radio modems are applicable to uses in the following markets:

	  Domestic:     	Industrial control, SCADA, inventory control, water/waste
                  water, power utility, oil/gas pipeline, law enforcement
                  and public safety.
 	 International: Telephone by-pass, industrial control and SCADA.
	  Federal:     		Inventory and command control.

                       ADDITIONAL PRODUCTS AND SERVICES

   The Company sells various accessories that support its EST product lines. Accessories are purchased from other manufacturers and resold by EST to support the application of ESTeem modems. Antennas, power supplies and cable assemblies are examples of such items. The Company also provides Factory Services, such as repair and upgrade of ESTeem products. To assist in the application of ESTeem wireless modems the Company provides professional services, site survey testing, system start-up, and custom engineering services.

                   RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company's products compete in the rapidly changing technology environment of the communications industry, where standards and technologies are subject to rapid and unexpected changes. This environment results in it being necessary for the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive. Research and Development expenditures for new product development and improvements of existing products by the Company for 1998 and 1997 were $139,675 and $128,110, respectively. None of the Company's research and development expenses are directly paid for by any of the Company's customers. In 1998, the Company continued to contract with an independent, nonaffiliated, engineering company specializing in radio design, when that expertise was required.

During 1998, the Company completed development of the ESTeem 192M radio modem, which is a mid range VHF spectrum offering not covered by the Company's existing products. The Company's development efforts were also directed toward revamping of the outer case structure of the ESTeem products for both cost savings and performance enhancement. Development was commenced on the ESTeem 192S, using spread spectrum, nonlicensed radio architecture to augment the Company's existing products, and is expected for release in the first quarter of 1999. The Company plans on continued research and development expenditures and to undertake new development and improvement projects, as they become necessary.

                      MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company's products are sold and distributed directly from the Company's facility through direct sales to end users of the ESTeem products. The remainder of the Company's sales are through non-exclusive, non-stocking Resellers, and Original Equipment Manufacturers (OEM's). Normally, seventy percent of the Company's products are distributed through direct sales and thirty percent are through Reseller and OEM entities. Customers generally place orders on an "as needed basis". Shipping dates for most products are generally 5 to 10 working days after receipt of a customer order. As of December 31, 1998, the Company had minimal backlog.

During 1998, the Company continued to advertise in trade publications specifically targeted at users of control, instrumentation, and automation systems worldwide, as well as public safety entities domestically. The Company's advertising is primarily targeted toward potential customers using Programmable Logic Controllers (PLCs). There are approximately twenty-five major PLC manufacturers worldwide. The Company also attends tradeshows each year specifically targeted toward the customers and markets in which it sells products. During 1999, the Company intends to continue marketing strategies targeted at the growth potential market segments of the recently deregulated power utility marketplace, and Mobile Data Computers for public safety networks. The Company maintains an Internet web site to provide easy access to product and technical information for both present and potential customers of the Company's products. The Company provides technical support and service for its products through phone support, field technicians, and Internet sources. The Company believes high quality customer and technical support is necessary and vital to its business and the markets in which it competes. To maintain this high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

The Company is continuing Government sales activities directed towards all branches of the United States Armed Services. Examples of projects the Company's products are included in are; flight-line maintenance for the United States Air Force, flight-line lighting for the United States Navy, command and inventory control for the United States Marine Corps, and the Automatic Identification Technology program for the United States Army.

For the year ended December 31, 1998, the largest sales concentration were to entities and contractors of the United States Government, which amounted to 27% of total product sales for the year. Foreign sales were 14% of total revenues for 1998. No other sales to a single customer comprised 10% or more of total product sales as of December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract runs through February 2004.

The Company participates in a Government program with contracts administered by the Intermec Corporation. The contract is a fixed price, indefinite quantity and delivery agreement. The current Intermec contract expires September 30, 1999.

                                 COMPETITION

The Company"s competition varies according to the market in which the Company's products are competing. All of the markets in which the Company's products are sold are highly competitive. Listed below are the markets the Company's products compete in and competition in those markets:

   Major Market                            Major Competitors
   ------------                            -----------------
   Remote Data Acquisition, Industrial     Data-Linc, GRE America,
   Control, Shop Floor Manufacturing,      Johnson, Maxon, Microwave Data
   Overhead Crane Control                  Systems, Motorola, Metricom, and
                                           Proxim

   Computer Networking, inter and intra    Aironet Wireless Communications,
   building                                Cylink, Digital Wireless,
                                           Metricom,  and Proxim

   Radio Area Networking of hand held      Intermec, LXE, Norand, Symbol
   data collection terminals and           Technologies,  and Telxon
   bar coding

   Mobile Data Computer systems for        Data Radio, Coded Communications,
   public safety applications              Motorola, various cellular
                                           service providers using CDPD
                                           architectures.

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

                         GOVERNMENT REGULATION

For operation in the United States, the ESTeem Radio Modems require Federal Communications Commission (FCC) Type Acceptance. The FCC Type Acceptance is granted for devices, which demonstrate operation within mandated, observed, and tested performance criteria. All of the Company's products requiring FCC Type Acceptance have been granted such acceptance.

For operation in Canada, the ESTeem RF Modems require Industry Canada Type Acceptance. Industry Canada grants the Type Acceptance for devices demonstrating operation within performance criteria mandated, observed, and tested. Of the Company's current production line, the ESTeem Models 96C, 192F, 192C, and 192V have applied for and have been granted type acceptance in Canada.

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

Approximately 10% of the Company's inventory at December 31, 1998 consisted of parts having lead times ranging from 12 to 20 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the inventory dollar amount. Based on past experience with component availability, current distributor relationships, and current inventory levels, the Company foresees no anticipated shortages of materials used in production.

The Company contracts with Manufacturing Services, Inc., in Kennewick, Washington, for assembly of the Company's products, using material purchased by the Company. By contracting with Manufacturing Services, Inc., the Company is able to avoid staff fluctuations associated with operating its own manufacturing operation. The President of Manufacturing Services, Melvin H. Brown, is a Director of the Company. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies. See :"Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

                               EMPLOYEES

As of December 31, 1998, the Company employed a staff of 12 persons on a full time basis, 3 in marketing, 2 in technical support, 5 in engineering/manufacturing, and 2 in Finance and Administration. The Company's operations are dependent upon key members of its Engineering and Management personnel. In the event services of these key individuals were lost to the Company, adverse effects on the Company's operations may be realized. The Company employs part-time labor on an "as needed" basis, usually in engineering/manufacturing. At year-end 1998 the Company employed 4 part-time employees. None of the Company's employees are represented by a labor union and the Company believes it has good relations with its employees.

                                  ITEM 2.
                                PROPERTIES

EST does not own any real property, plants, mines, or any other materially important physical properties. The Company's administrative offices and laboratories are located in leased facilities at 415 N. Quay Street, Kennewick, Washington. The Company leases its office and laboratory space in a lease agreement with The Port of Kennewick in Kennewick, Washington for approximately 6,300 square feet of office and laboratory space. The total monthly lease cost is $2,265.83, including a leasehold tax of $257.83. The lease covers a period of three years, expiring November 30, 1999.

The Company also owns miscellaneous assets, such as computer equipment, laboratory equipment, and furnishings. The Company does not have any real estate holdings, nor investments in real estate. The Company maintains insurance in such amounts and covering such losses, contingencies and occurrences that the Company deems adequate to protect its property. Insurance coverage includes a comprehensive liability policy covering legal liability for bodily injury or death of persons, and for property owned by, or under the control of the Company, as well as damage to the property of others. The Company maintains key man life insurance protecting the Company in the event of the death of the Company President. The Company also maintains fidelity insurance which provides coverage to the Company in the event of employee dishonesty.

                                 ITEM 3.
                          LEGAL PROCEEDINGS

No proceedings are identified to which involve a claim for damages, exclusive of interest and costs, that exceed 10% of the current assets of the Company.

The Company was notified on March 8, 1995 that it was included in a class action against Piper Jaffray, the manager of the Company's marketable securities fund investment, which experienced losses as described in Note 13 to the financial statements. This litigation was an amended consolidated class action complaint originally filed on October 5, 1994, as Civ. File No. 3-94-587, in the United States District Court, District of Minnesota. In February 1996, the Company received the first payments pursuant to the settlement of this litigation, and as of December 31, 1998 had received settlement payments amounting to a total of $15,132.

                                   ITEM 4.
          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of 1998 fiscal year.

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

                                        Bid              Ask
                                        ---              ---
                                     High   Low       High    Low
                                     ----   ---       ----    ---
Fiscal year ended December 31, 1998
    First Quarter                     3/8   0.26       0.44   0.32
    Second Quarter                   19/32   3/8      11/16   7/16
    Third Quarter                     1/2    1/4       9/16   7/16
    Fourth Quarter                   11/32   1/4       7/16  11/32

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

The approximate number of record holders of common stock of the Registrant as of January 29, 1999 was 650 persons/entities.

Electronic Systems Technology Inc. paid non-cumulative, cash distributions on July 9, 1998 and July 11, 1997, respectively, each equivalent to $0.01 per outstanding share. The Company's Forms 8-K dated June 4, 1998 and June 5, 1997, as filed with the Securities and Exchange Commission are included herein by reference. The Company has never paid a cash dividend, and any such dividend undertaken by the Company will be at the discretion of the Board of Directors.

                                  ITEM 6.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS

Management's discussion and analysis is intended to be read in conjunction the Company's audited financial statements the integral notes thereto. The following statements may be forward- looking in nature and actual results may differ materially.

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

FISCAL YEAR 1998 vs. FISCAL YEAR 1997

GROSS REVENUES: Total revenues for the fiscal year 1998 were $1,631,298 reflecting a 10% increase from the $1,476,487 gross revenues for fiscal year 1997. The increase is attributable to increased product sales in 1998, of $1,485,381 as compared to 1997 sales of $1,337,303, representing an increase of 11%. During 1998 the Company had increased sales to U.S. Government contractors, which accounted for the majority of increased sales revenues. Management believes the increase in U.S. Government sales revenues was the result of unexpected contract purchases, and due to the uncertain nature of U.S. Government purchasing patterns, that a continuation of U.S. Government sales revenues like those experienced in 1998 cannot be guaranteed.

In 1998, a majority of the Company's domestic sales were for Supervisory Control and Data Acquisition (SCADA) applications and Industrial Controls applications. An example of a SCADA system is a city's water treatment operation. An example of an Industrial Control system is a manufacturer's remote control crane operation. It is Management's opinion that these applications will continue to provide the largest portion of the Company's revenues in the foreseeable future.

In 1998, the Company had $214,396 in foreign export sales, amounting to 14% of gross product and service sales for the year. For year-end 1997, foreign export sales were $340,423, or 24% of gross product sales for the year. It is Management's belief that foreign sales decreased due to the result of economic downturns experienced in Asia and South America, and 1998 performance being compared with the strong 1997 foreign export year of $340,423, or 24% of product sales for the Company, which historically amounts to 15% to 20% of the Company's product sales. Products purchased by foreign customers were used primarily for use in SCADA projects. Management believes the majority of foreign export sales are due to EST distributor efforts and the Company's Internet website presence. The geographic compositions of the Company's foreign export sales for 1998 and 1997 are shown in Note 6 to the Financial Statements. (See Note 6 to Financial Statements.)

In 1998 products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $423,923 or 27%, of gross product sales compared with 1997 levels of $250,840, or 18%, of gross product sales. Management believes the increase in U.S. Government sales revenues was the result unexpected contract purchases, and due to the uncertain nature of U.S. Government purchasing patterns, that a continuation of U.S. Government sales revenues like those experienced in 1998 cannot be guaranteed. Management does not base liquidity, profitability, or material purchase projections on anticipated U.S Government sales. Products purchased by the U.S. Government were utilized in inventory control, PC/PC (Personal Computer) networking and command control.

As of December 31, 1998, the Company had minimal backlog. The Company's customers generally place orders on an "as needed basis". Shipment for most of the Company's products is generally made within 5 to 10 working days after receipt of customer orders.

COST OF SALES: Cost of Sales, as a percentage of gross sales, for the years of 1998 and 1997 was 47% and 43%, respectively. Cost of Sales variations that occur are attributed to the type of product sold and the size of orders processed. The cost of sales variation for 1998 is the result of the Company having more discounted sales through distributors and U.S. Government contracts, and a product mix of items sold with a higher cost than 1997.

INVENTORY: The Company's year-end inventory values for 1998 and 1997 were as follows:
                                    1998          1997
                                   -----         -----
              Parts               $229,903      $218,263
              Work in Progress        --          26,582
              Finished goods       155,462        74,282
                                  --------      --------
              TOTAL               $385,365      $319,127
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

For year-end 1998, purchases and costs allocated to cost of goods sold were $758,870 as compared to $492,985 in 1997. This increase is a result of increased purchasing by the Company in 1998 to respond to large U.S. Government orders late in the year, and increased manufacturing salaries and wages, when compared with 1997.

OPERATING EXPENSES: Operating expenses, prior to allocation of expenses to Cost of Sales and Engineering Services, increased to $885,416 in 1998, from 1997 levels of $813,364. Material changes in expenses are comprised of the following components: Advertising expenses decreased to $37,149 in 1998 from 1997 levels of $51,935 due to reduced advertising frequency by the Company in 1998. Supplies and materials expenses decreased to $15,568 in 1998, from $22,079 in 1997 due to decreased research and development projects requiring such material. Professional services increased to $66,210 from 1997 levels of $56,215 due to increased subcontracted engineering services for research and development projects during 1998. Repair and maintenance expenses increased in 1998 to $18,259 as compared to $10,759 in 1997, due to increased equipment repairs, and scheduled facilities maintenance.

Salaries increased to $467,118 in 1998, from 1997 levels of $408,840, due to addition of manufacturing labor and a sales manager for the Company's Mobile Data Computer program. Travel expenses for the Company increased to $50,847 from 1997 levels of $36,804 due to increased marketing trips by the Company. The Company did not incur bad debt expense during 1998 or 1997.

FISCAL YEAR 1997 vs. FISCAL YEAR 1996 RESULTS

Total revenues for the fiscal year 1997 were $1,476,487 reflecting a 2% increase from the $1,443,549 gross revenues for fiscal year 1996. The increase was attributable to increased product sales in 1997, of $1,337,303 as compared to 1996 sales of $1,190,304, representing an increase of 12%. During 1997 the Company experienced increased commercial sales to both domestic and foreign customers, and a slight decrease in sales revenues to the U.S. Government Management believed the increase in sales revenues to domestic and foreign customers was primarily a result of commercial market acceptance of the Company's ESTeem 192 modems which were available for volume sales from the end of the first quarter of 1997, and enhanced sales contributions from increased number of EST distributors.

In 1997, the Company had $340,423 in foreign export sales, amounting to 24% of gross product and service sales for the year. For year-end 1996, foreign export sales were $222,239, or 17% of gross product sales for the year. It is Management's belief that foreign sales increased due to comparatively large orders to customers in Brazil, and orders placed with new EST distributors in the Philippines and Malaysia. The geographic composition of the Company's foreign export sales for 1997 is shown in
Note 6 to the Financial Statements.

In 1997 products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $250,840 or 18%, of gross product sales compared with 1996 levels of $262,326, or 22%, of gross product sales. Products purchased by the U.S. Government continue to be utilized in three main categories: Inventory Control, PC/PC (Personal Computer) networking, and Command Control. Due to the uncertain nature of U.S. Government purchasing in general, and specifically the Automatic Identification Technologies (AIT), Core Automated Maintenance System
(CAMS), and other programs the Company's products are involved in.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues and expenses resulted in net income of $162,927 for 1998, reflecting a 2% decrease from the $166,120 net income of 1997. At December 31, 1998, the Company's working capital was $2,119,569 compared with $1,988,266 at December 31, 1997. The increase is primarily attributable to the Company's 1998 net income of $162,927. The Company's operations rely solely on the income generated from sales. The Company's major capital resource requirement is for maintaining adequate inventory levels. Long lead times for some of the critical components, ranging from 12 to 20 weeks, force the Company to maintain high inventory levels. It is Management's opinion that the Company's working capital as of December 31, 1998 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 1998 was 25.3:1 compared to 26.7:1 at December 31, 1997. The decreased ratio is attributable to the Company having increased trade accounts payable and deferred income liabilities at year end 1998.

The Company's cash resources at December 31, 1998, including cash and cash equivalent liquid assets, were $1,426,381, reflecting an decrease from cash resources of $1,466,760 for year end 1997. The decrease in cash resources at year end is the result of increased inventory expenditures by the Company, increased year end accounts receivable levels yet to be converted to cash, and deposits for ESTeem case mold manufacturing, when compared with year-end 1997. Cash flows from operating activities were provided by net income of $162,927, and depreciation of $31,630. Cash flows were offset primarily by increases in accounts receivable of $112,407, inventory of $66,238, deposits paid for ESTeem case molds of $26,250, additions to property plant and equipment of $11,021, cash distributions paid by the Company of $49,537.

The Company's trade accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 1998, were $381,386, compared to $268,980 at year-end 1997. The increase is attributable to heavy late fourth quarter sales in 1998. No bad debt expense was recorded during 1998. Management believes that all of the Company's accounts receivable as of December 31, 1998, are collectible.

The Company believes the level of risk associated with customer receipts on export sales is minimal. Foreign shipments are made only after payment has been received, irrevocable letter of credit terms have been pre-arranged, or on Net 30 terms to foreign offices of domestic companies with which the Company has an existing relationship. Foreign orders are generally filled as soon as they are received, therefore, foreign exchange rate fluctuations do not impact the Company.

Inventory levels as of December 31, 1998, were $385,365, which is an increase from December 31, 1997, levels of $319,127. The increased inventory level is the result of increased purchasing by the Company in the fourth quarter of 1998 to prepare for production of the ESTeem 192S product, and meet heavy fourth quarter sales orders.

Capital expenditures during year 1998 amounted to $11,021, primarily for research/development equipment and computer upgrades. The Company intends on investing in additional capital equipment as it is deemed necessary to support development and/or manufacture of the ESTeem Modem.

As of December 31, 1998, the Company's current liabilities were $87,140, increased $9,927 from1997 year-end levels of $77,213. The increase is a result of increased carrying levels of trade accounts payable. All of
the Company's accounts payable at year-end were current.   The Company
recognized Deferred Income liability of $25,017 for a public safety communications contract project, with the liability representing the amount of the contract billed to the customer, but to be performed during the first quarter of 1999.

The Company's AIT subcontract administered by INTERMEC, dated July 26, 1994, is a five-year indefinite delivery, indefinite quantity, fixed price contract through September 1999. Based on the terms of the AIT contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to AIT orders on an as needed basis. It is Management's opinion that sales under the AIT contract are impossible to predict due to the uncertain nature of U.S. Government purchasing.

The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract runs through February 2004. Based on previous years activity, the Company expects the majority of U.S. Government purchases to be placed under the Company's GSA contract. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically, Federal Government sales have averaged approximately 18% of annual sales. Due to the uncertain nature of Federal Government purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal Government purchases in 1999 will be under this GSA contract.

With the possible exception of orders from the Company's AIT or GSA contracts, and the impact of planned research and development expenditures, Management is unaware of any known trend which would reasonably be likely to have a material effect on the Company's liquidity, results of operations, or financial condition.

The Company has undertaken the process to identify anticipated costs, and implementation issues associated with transition of the Company's products and internal systems to operations during and after the Year 2000. The Company expects to resolve any Year 2000 issues associated with the Company's internal and operations systems through planned replacement or upgrades of software applications, which are not currently deemed to have significant cost potential. All of the products supplied by the Company are Year 2000 compliant. Management does not expect Year 2000 transition issues to have a material impact on its operations, but there can be no assurance that there will not be interruptions or disturbance of operations should negative transition issues arise.

The Company's operations were not adversely effected by inflation during 1998. No adverse affect is anticipated during 1999.

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

                                 ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                              DISCLOSURE.

                                  None

                                 PART III

                                  ITEM 9.
    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 1998; as well as term in office and principal occupation of each director.

   Name of  Director     Term in Office   Age  Principal Occupation
   -----------------     --------------   ---  --------------------

   T.L. Kirchner       06/05/96-06/04/99  50   President of the Company

   Melvin H. Brown     06/06/97-06/06/00  68   President of Manufacturing
                                               Services, Inc.

   Arthur Leighton     06/06/97-06/06/00  75   Consultant

   Robert Southworth   06/04/97-06/06/00  55   Patent Attorney for U.S.
                                               Dept. of Energy

   John H. Rector      06/05/96-06/04/99  82   Consultant

   John L. Schooley    06/05/98-06/05/01  59   President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 1998; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

  Name of  Officer   Age   Position   Term of Office   Period of Service
  ----------------   ---   --------   --------------   -----------------

  T. L. Kirchner      50   President      3 Years      02/10/84- Present

  Robert Southworth   55   Sec/Treas      3 Years      12/11/92- Present

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

ARTHUR LEIGHTON. Mr. Leighton is a Director of the Company. Mr. Leighton served as President of Kraft Industries through mid 1986. Since then he has been working as an independent Management Consultant. Mr. Leighton does not serve as director of any company that is registered under the Securities Exchange Act.

JOHN H. RECTOR. Mr. Rector is a Director of the Company. Mr. Rector founded Western Sintering, located in Richland, Washington. Western Sintering, a powdered metal parts manufacturer, is an Original Equipment Manufacturer (OEM). Mr. Rector is the former President of Western Sintering, Inc. Mr. Rector currently serves as President of Plastic Injection Molding, Inc., a plastic injection parts manufacturer. Mr. Rector does not serve as director of any company that is registered under the Securities Exchange Act.

JOHN L. SCHOOLEY. Mr. Schooley is a Director of the Company. During the past five years, Mr. Schooley has been the owner and President of Remtron, Inc. in San Diego, California. Remtron, Inc. is a manufacturer of advanced radio control and telemetry systems for the industrial market. Remtron, Inc. has provided research and development services for Electronic Systems Technology. Mr. Schooley does not serve as director of any other company that is registered under the Securities Act.

The Company is not registered under the Securities Exchange Act of 1934 and is therefore not subject to the requirements of section 16 (a) of the Securities Exchange Act of 1934.

                                 ITEM 10.
                          EXECUTIVE COMPENSATION

The Company's named compensated executive officer is T.L. Kirchner, President and CEO. The Company had no other compensated executive officers as of December 31, 1998.

The information specified concerning the compensation of the named executive officers for each of the Registrant's last three completed fiscal years is provided in the following Summary Compensation Table:

                       	SUMMARY COMPENSATION TABLE

       		                                          Long Term Compensation
            Annual Compensation                     Awards        Payouts
   (a)          (b)      (c)     (d)   (e)           (f)           (g)      (h)        (i)
                                                               Securities
 Name and                             Other        Restricted    Options               All
 Principal                            Annual         Stock      Underlying  LTIP      Other
 Position       Year    Salary  Bonus Compensation   Awards        SARs   Payouts   Compensation
                   			   ($)   ($)(1)	 ($)(2)         ($)          (#)      ($)      ($)(3)(4)
----------------------------------------------------------------------------------------------
T. L. Kirchner 1998    74,580   5,080    734           0           25,000   0        5,846
President &    1997    74,580   5,081  1,615           0           25,000   0        5,524
CEO	           1996    74,015   8,748  1,185           0           25,000   0        5,368

(1)	Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus
(2)	Other Annual Compensation includes Accrued Vacation Pay
(3)	All Other Compensation consists of premiums paid for Group Health
     Insurance and Key Man Insurance
(4)  Amounts do not reflect proceeds of $0.01 per share cash distribution received during 1997 and 1998, totaling  $4035 and $4035,
     respectively.  Receipt of cash distribution was based solely on capacity as a shareholder.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 1998 is provided in the following Option/SAR Grants in the Last Fiscal Year
Table:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                             Individual Grants (5)
       (a)              (b)          (c)              (d)           (e)
                    Number of     % of Total
                    Securities   Options/SARs
                    Underlying    Granted to
                   Options/SARs  Employees in  Exercise or base  Expiration
       Name        Granted # (4) Fiscal Year      Price($/Sh)       Date
------------------------------------------------------------------------------
T.L. Kirchner      25,000        11.6%           0.41             2/5/01

(5)	This table does not include Stock Options granted previously.  Forms
8-K dated 2/7/97 and 2/6/98, respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 1998 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

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

The Company currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

                                   ITEM 11.
       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 1998, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

                                         Amount &
                                         Nature of
    Title          Name & Address       Beneficial        Percent
     of                of                  of                of
    Class       Beneficial Owner (1)   Ownership (2)       Class
   -----------------------------------------------------------------
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

   (2)	The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc.
   Common Stock: Options for 25,000 shares were granted February 7,
   1997; Options for 25,000 shares were granted February 6, 1998, and Options for 25,000 granted February 12, 1999. Forms 8-K , dated
   February 9, 1996, February 7, 1997, February 6, 1998, and February
   12, 1999 respectively, are incorporated herein by reference.

   (3)	Does not include options granted.  See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of January 29, 1999, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

    Title             Name              Amount & Nature      Percent
     Of                of                     of               of
    Class       Beneficial Owner     Beneficial Ownership     Class
   --------------------------------------------------------------------
   Common      T.L. Kirchner               403,488(1)          8.1%
             (Officer & Director)

   Common      Robert Southworth             4,000(1)          0.1%
              (Officer & Director)

   Common      Melvin H. Brown (Director)   76,500(1)          1.5%

   Common      Arthur Leighton (Director)   95,000(1)          1.9%

   Common      John H. Rector (Director)     6,000(1)          0.1%

   (1)	Does not include stock options.  See below.

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

The information below does not include stock options granted in February
1999.

Recipients of  Stock Options currently unexpired as of 12/31/98 were as follows:
                                               Exercise Price
      Name                  Option Shares       per Share ($)
   --------------------------------------------------------------
   APPROVAL DATE: 2-6-98

   David B. Strecker           15,000               0.41
   Eric P. Marske              15,000               0.41
   Jon A. Correio              15,000               0.41
   Alan B. Cook                15,000               0.41
   Debra Vaughn                 5,000               0.41
   Melvin Brown                25,000               0.41
   Tom Kirchner                25,000               0.41
   Arthur Leighton             25,000               0.41
   Robert Southworth           25,000               0.41
   John H. Rector              25,000               0.41
   John L. Schooley            25,000               0.41

   APPROVAL DATE: 2-7-97

   David B. Strecker           15,000               0.28
   Eric P. Marske              15,000               0.28
   Jon A. Correio              15,000               0.28
   Alan B. Cook                15,000               0.28
   Debra Vaughn                 5,000               0.28
   Melvin Brown                25,000               0.28
   Tom Kirchner                25,000               0.28
   Arthur Leighton             25,000               0.28
   Robert Southworth           25,000               0.28
   John H. Rector              25,000               0.28
   John L. Schooley            25,000               0.28

   APPROVAL DATE: 2-9-96

   David B. Strecker           25,000               0.42
   Eric P. Marske              25,000               0.42
   Jon A. Correio              25,000               0.42
   Alan B. Cook                25,000               0.42
   Melvin Brown                25,000               0.42
   Tom Kirchner                25,000               0.42
   Arthur Leighton             25,000               0.42
   Robert Southworth           25,000               0.42

Stock options must be exercised within 90 days after termination of employment/board membership. During 1998, 175,000 options expired, and none were exercised. At December 31, 1998 there were 630,000 shares reserved for future exercise.

                                   ITEM 12.
              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During fiscal year 1998, the Company contracted for services from Manufacturing Services, Inc. in the amount of $106,166. Manufacturing Services, Inc. is owned and operated by Melvin H. Brown, who is a Director of Electronic Systems Technology, Inc. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

                                   PART IV

                                   ITEM 13.
                       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits filed as part of the Company's 10KSB report for 1998 are listed below. Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

  EXHIBIT
  NUMBER    DESCRIPTION
  --------  ------------------------------
      1.   	Report of Independent Certified Public Accountant
          		Financial Statements/Financial Statement Schedules
          		Balance Sheets
          		Statement of Operations
          		Statement of Changes in Stockholders Equity
          		Statement of Cash Flows
           	Notes to Financial Statements

      2.   	Reports on Form 8-K
       2.1  Form 8-K, dated November 17, 1998
       2.2  Form 8-K, dated February 12, 1999

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
          		Forms 8-K dated February 9, 1996, February 7, 1997, February 6,
            1998, and February 12, 1999.

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

Date:     March 25, 1999

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature   		              Title                   Date
          ---------                   ------                 ---------

 /s/   T. L. KIRCHNER          Director/President         March 25, 1999
        T.L. Kirchner

 /s/   ROBERT SOUTHWORTH       Director/Secretary/        March 25, 1999
        Robert Southworth           Treasurer

 /s/   MELVIN BROWN                Director               March 25, 1999
        Melvin H. Brown

 /s/   ARTHUR LEIGHTON             Director               March 25, 1999
        Arthur Leighton

 /s/   JOHN RECTOR                 Director               March 25, 1999
        John H. Rector

 /s/   JOHN SCHOOLEY               Director               March 25, 1999
        John L. Schooley