Form 10QSB
period 1999-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1999-05-13
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
                          WASHINGTON D.C. 20549
                                FORM 10-QSB


    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

             For the quarterly period ended:    March 31, 1999


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



The number of shares outstanding of common stock as of March 31, 1999 was 4,953,667.

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                            SELECTED FINANCIAL DATA
                          (as prepared by Management)
                                  (Unaudited)

Three Months Ended               				Mar. 31, 1999        			Mar. 31, 1998
                                     -------------           -------------
Sales		                          				$     179,734        			$     409,214
Other Revenues 		                  		$      55,419	        		$      32,623
Gross Profit                    					$      86,605        			$     236,185

Net Income (Loss) Before Taxes		    	$  (   68,212)       			$      88,883
Net Income (Loss) After Taxes		     	$  (   45,020)       			$      58,662

Earnings (Loss) Per Share
  Before Taxes
Basic	 				                         	$  (    0.014)       			$       0.016
Diluted 					                       	$  (    0.014)       			$       0.016

Earnings (Loss) Per Share
  After Taxes
Basic	 				                         	$        0.01)       			$        0.01
Diluted	                        					$  (     0.01)       			$        0.01

Weighted Average Shares Outstanding
  (Basic)
Primary	                      					      5,584,694			            5,547,557
Diluted					                             5,584,694	              5,547,557

Total Assets		                    			$   2,269,305	        		$   2,289,599

Long-Term Debt and Capital Lease
   Obligations	                  				$           0	         	$           0

Shareholders' Equity				             $   2,196,968        			$   2,187,260

Shareholders' Equity Per Share	    		$        0.44        			$        0.44

Working Capital                  				$   2,047,238        			$   2,048,749

Current Ratio		              			              29:1			                 21:1

Equity To Total Assets	                   				97 %		                		96 %

                     ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                               BALANCE SHEET
                        (as prepared by Management)
                                (Unaudited)

                                       Mar. 31, 1999	        	Dec. 31, 1998
                                       -------------          -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents		          		$   1,515,671        		$   1,426,381
Accounts Receivable, net of allowance
   for uncollectibles					                   126,071		              381,386
Inventory						                              443,012		              385,365
Accrued Interest					                          5,015                  7,888
Prepaid Expenses					                          6,127		                5,202
Provision for Federal Income Taxes			         23,192                      0
Deferred Tax Asset	         				                 487		                  487
                                       -------------          -------------
Total Current Assets			              		$   2,119,575        		$   2,206,709

PROPERTY & EQUIPMENT, net of
   depreciation of $253,253 at
   Mar. 31, 1999 and $246,122
   at Dec. 31, 1998	            			          113,372                112,314

OTHER ASSETS		                 			            36,358	                35,122
                                       -------------          -------------
TOTAL ASSETS	                      				$   2,269,305        		$   2,354,145
                                       =============          =============
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	                  				$      50,958        	 $      52,386
Federal Income Taxes Payable 					                 0		               14,510
Accrued Liabilities	           			            21,379    		           20,244
                                       -------------          -------------
Total Current Liabilities					                72,337		               87,140
                                       -------------          -------------
DEFERRED INCOME					                               0                 25,017
                                       -------------          -------------
STOCKHOLDERS' EQUITY
Common Stock,  $.001 Par Value
50,000,000 Shares Authorized,
4,953,667 Shares Issued And
Outstanding	                          	$       4,954        		$       4,954
Additional Paid-in Capital	    			           894,129		              894,129
Retained Earnings					                     1,297,885	     	       1,342,905
                                       -------------          -------------
                                       $   2,196,968        		$   2,241,988
                                       -------------          -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY		                        				$   2,269,305        		$   2,354,145
                                       =============          =============

(See "Notes To Financial Statements")

                    ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                         STATEMENT OF OPERATIONS
                       (as prepared by Management)
                               (Unaudited)

Three Months Ended                   				Mar. 31, 1999     			Mar. 31, 1998
                                         -------------        -------------
SALES			                              			$     179,734     			$     409,214
                                         -------------        -------------
COST OF SALES
Beginning Inventory	              			          385,365	             319,127
Purchases and Allocated Costs			               150,776              146,064
                                         -------------        -------------
                                         $     536,141     			$     465,191
Ending Inventory				                           443,012	 		          292,162
                                         -------------        -------------
Total Cost of Sales			                  	$      93,129     			$     173,029
                                         -------------        -------------
Gross Profit	                        				$      86,605     			$     236,185
                                         -------------        -------------
OPERATING EXPENSES
Finance/Administration	               			$      69,242     			$      69,059
Research & Development			                       43,588	              35,357
Marketing					                                  43,936	              44,389
Customer Service				                            18,120			            16,532
                                         -------------        -------------
Total Operating Expense		               	$     174,886     			$     165,337
                                         -------------        -------------
OPERATING INCOME (LOSS)	                	$ (    88,282)    			$      70,848
                                         -------------        -------------
Other Income (expenses)
Interest Income		                     			$      14,977     			$      17,069
Engineering Services				                        40,442		             15,554
Engineering Support				                    (    35,350)		           (14,588)
                                         -------------        -------------
Net Other Income (expense)	            		$      20,069     			$      18,035
                                         -------------        -------------
NET INCOME (LOSS) BEFORE TAX	            $ (    68,212)		    	$      88,883
Provision For Income Tax			                     23,192 			        (  30,221)
                                         -------------        -------------
NET INCOME (LOSS)	                    			$ (    45,020)	    		$      58,662
                                         =============        =============
Basic Earnings  (Loss) Per Share
         Before Tax			                  	$ (     0.014)    			$       0.016
Basic Earnings  (Loss) Per Share
         After Tax		                  			$ (     0.01 )     		$       0.01

Diluted Earnings (Loss) Per Share
         Before Tax		                  		$ (     0.014)	    		$       0.016
Diluted Earnings (Loss) Per Share
         After Tax				                  	$ (      0.01)    			$       0.01



                 (See "Notes To Financial Statements")

                    ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                         STATEMENT OF CASH FLOWS
                       (as prepared by Management)
                                (Unaudited)

Three Months Ended	                    	    	                   		Mar. 31, 1999			Mar.  31, 1998
                                                                  -------------   --------------
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:

Net Income (Loss)	                                            				$(    45,020)			$       58,662
Noncash items included in income:
      Depreciation					                                                  7,131			          7,770
      Amortization					                                                    585			            644
      Provision for Federal Income Taxes	                        	 (    23,192)  	             0

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable, Net	                    			                       255,315			   (      9,010)
Inventory						                                                    (    57,647)  			      26,965
Prepaid Expenses                    				                        	  (       925)	    (      3,629)
Accrued Interest			               		                                     2,873			            213

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable, Accrued Expenses And
    Other Current Liabilities	                                			  (       293)           19,698
Accrued Federal Income Taxes			             	                      (    14,510)	 		        5,428
Deferred Income                         					                      (    25,017)    				        0
                                                                 -------------      ------------
                                                                 $      99,300    		$    106,741
                                                                 -------------      ------------
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	                           		$ (     8,189)    	$(     6,593)
Capitalized Software					                                          (     1,821)                0
                                                                 -------------      ------------
                                                                 $ (    10,010)   		$(     6,593)
                                                                 -------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS	                    			$      89,290    		$    100,148
Cash And Cash Equivalents At Beginning Of Period                     1,426,381			      1,466,760
                                                                 -------------      ------------
Cash And Cash Equivalents At Ending of Period                    $   1,515,671   			$  1,566,908
                                                                 =============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest						                                                               0		               0
Federal Income Taxes					                                        $      14,510   			$     45,093
                                                                 =============      ============
Cash And Cash Equivalents:
Cash                                                           		$       6,645   			$      6,140
Money Market Accounts				                                              588,927			        493,550
Certificates Of Deposit				         	                                  920,099			        445,218
Commercial Paper					                                                        0	          622,000
                                                                  ------------      ------------
                                                                  $  1,515,671 	  		$  1,566,908
                                                                  ============      ============

                       (See "Notes To Financial Statements")

                       ELECTRONIC SYSTEMS TECHNOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          (as prepared by Management)
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc.
(the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 1999 and March 31, 1998. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform with the format of this quarterly presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1998 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 1999 and March 31, 1998, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

                                  March 31        December 31
                                    1999              1998
                                ------------    ---------------
              Parts             $ 213,475        $ 229,903
              Work in progress     34,946               --
              Finished goods      194,591          155,462
                                ------------    ---------------
                                $ 443,012        $ 385,365
                                ============    ===============
NOTE 3 - LOSS PER SHARE

Basic and diluted loss per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding equivalent shares from possible stock option exercises, the effect of which would be anti-dilutive. The primary weighted average number of common shares outstanding used for calculation of basic and diluted loss per share was 4,953,667 for the quarter ended March 31, 1999.

NOTE 4 - STOCK OPTIONS

As of March 31, 1999, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 12, 1999, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 12, 1999 totaled 225,000 shares under option and have an exercise price of $0.44 per share. The options granted on February 12, 1999 may be exercised any time during the period from

February 12, 1999 through February 11, 2002. The Company's Form 8-K dated February 12, 1999, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12 month period from March 31, 1998 to March 31, 1999, 200,000 shares under option expired, no shares under option were exercised, and 225,000 shares under option were granted. At March 31, 1999 there were 655,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 1999, services in the amount of $12,377 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of EST.

ITEM II

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 1999. The following statements may be forward looking in nature and actual results may differ materially.

A.	RESULTS OF OPERATIONS

REVENUES: Total revenues from the sale of EST products and services decreased to $220,176 for the first quarter of 1999 as compared to $424,768 in the first quarter of 1998. Gross revenues decreased to $235,153 for the quarter ending March 31, 1999, down from $441,837 for the same quarter of 1998. Management believes reduced revenues are the result of lower than expected Domestic, Foreign, and U.S. Government sales revenues in the first quarter of 1999, particularly when compared with the first quarter of 1998, which experienced large U.S. Government sales revenues. Management believes the decline in Foreign sales is a continuation of slow foreign sales experienced in the last half of 1998, which may continue in the near term, but the uncertainty of foreign sales makes trends difficult to predict. In Management's opinion the reduction experienced in Domestic sales is the result of both decreased demand in automated control projects, in the short term, and competitive pressures from alternative product providers. The lengthy purchase cycles for automated control projects where the Company's products are used makes prediction of trends difficult, but Management believes the reduction in Domestic sales is a trend that may continue in the near term. Management believes the decrease in U.S. Government sales is the result of lack of new projects and purchases for the Company's products. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales decreased to $207,163 in the first quarter of 1999 as compared to $256,961 for the first quarter of 1998. Foreign export sales for the first quarter of 1999 decreased to $13,013 as compared to the $72,807 in foreign sales in the same quarter of 1998. The comparative decrease in export sales is a result of comparison with large sales to the Taiwan, Brazil and Columbia by the Company during the first quarter of 1998. Management believes the decline in Foreign sales is a continuation of slow foreign sales experienced in the last half of 1998, which may continue in the near term. The Company had no sales to U.S. Government programs for the first quarter of 1999 as compared with first quarter 1998 levels of $95,000, which contained large backlog from U.S. Government orders placed late in 1997. Engineering services billed in the first quarter of 1999 increased to $40,442 as compared with $15,554 for the same quarter of 1998.
The increase is the result of increased size and scope of the engineering services requested when compared with the first quarter of 1998, primarily due to increased engineering services requested in association with the Company's mobile data computer systems for public safety entities. During the quarter ended March 31, 1999 sales to Consolidated Electrical Distributors, a national distributor, consisted of 14% of the Company's sales and service revenues. Material and services provided to Grays Harbor, Washington, Public Utility District and the City of Lake Havasu, Arizona accounted for 12% and 11% of the Company's sales and service revenues, respectively. No other sales to a single customer comprised 10% or more of the Company's product sales. A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the first quarter of 1999 and 1998 are as follows:

                                      For the first quarter of
                                        1999             1998
                                        ----             ----
                Domestic Sales     	     94%              61%
                U.S. Government Sales	    0%              22%
                Export Sales		   		       6%              17%

A percentage breakdown of EST's product sales categories for the first quarter of 1999 and 1998 are as follows:

                                      For the first quarter of
                                   	    1999              1998
                                        ----              ----
                ESTeem Model 192			      47%	            	 47%
                ESTeem Model 95			       13%	            	 20%
                ESTeem Model 84SP/85SP    1%            	   0%
                ESTeem Model 96		 	       6%		              7%
                ESTeem Accessories		     11%            		 21%
                Factory Services			       3%           		   1%
                Site Support	   			      19% 	              4%

Sales include foreign export sales as follows:

                                          Three Months Ended
                                        March 31      	 March 31
                                     	     1999            1998
                                        --------        --------
                Export sales        				$ 13,013       	$ 72,807
                Percent of sales			   	       6%             17%

The geographic distribution of foreign sales for the first quarter of 1999 and 1998 is as follows:
                                        Percent of Foreign Sales
                                       March 31         	March 31
                 		COUNTRY		         		   1999	       	    1998
                  ---------            --------          --------
                  Canada		           			    76%	       	       3%
                  Kuwait		           			    22%        	       0%
                  Brazil					                2%		             14%
                  Taiwan	          				      0%	       	      16%
                  Columbia	         			      0%		             15%
                  Germany		          		      0%		             12%
                  Peru		            			      0%	       	      10%
                  Chile                      0%       		       8%
                  Ireland	     			    	      0%       		       8%
                  New Zealand 	     			      0%		              7%
                  Italy		           			      0%		              6%
                  South Korea	      			      0%		              1%

The Company's domestic and foreign sales for the first quarter of 1999 were used primarily in Supervisory Control and Data Acquisition (SCADA) applications. Management believes these applications will continue to provide the largest portion of the Company's domestic sales revenues for the foreseeable future.

The Company's AIT subcontract with INTERMEC is a five-year indefinite delivery, indefinite quantity, fixed price contract through September 1999. The Company did not provide material or derive any sales revenues from this contract in the first quarter of 1999. Based on the terms of the AIT contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to AIT orders on an "as needed" basis.

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

The Company has undertaken the process to identify anticipated costs, and implementation issues associated with transition of the Company's products and internal systems to operations during and after the Year 2000. The Company expects to resolve any Year 2000 issues associated with the Company's internal and operations systems through planned replacement or upgrades of software applications, which are not currently deemed to have significant cost potential. All of the products supplied by the Company to customers are Year 2000 compliant. Management does not expect Year 2000 transition issues to have a material impact on its operations, but there can be no assurance that there will not be interruptions or disturbance of operations should negative transition issues arise.

BACKLOG:

The Corporation had minimal backlog at March 31, 1999. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 to 10 working days after receipt of an order from a customer.

COST OF SALES:

Cost of sales percentages of gross sales for the first quarters of 1999 and 1998 were 52% and 42% of gross sales respectively. Cost of Sales variations are attributable to the type of product sold and order size. The increase in cost of sales in the first quarter of 1999 is due to a combination of decreased sales volumes, product mix, and discounts granted to resellers.

OPERATING EXPENSES:

Operating expenses for the first quarter of 1999 increased $9,549 from levels in the first quarter of 1998. The following is a delineation of operating expenses:

                               March 31	     March 31  	  Increase
                                  1999		       1998    		(Decrease)
                               --------      --------    ----------
   Finance/Administration    		$ 69,242     	$ 69,059   	$      183
   Research/Development	  	      43,588	       35,357	        8,231
   Marketing	               		   43,936	       44,389	    (     453)
   Customer Service	         	   18,120	       16,532	        1,588
                               --------      --------    ----------
   Total Operating Expenses	   $174,886	     $165,337	   $    9,549
                               ========      ========    ==========

Finance and Administration: During the first quarter of 1999 Finance and Administration expenses increased $183 when compared with the first quarter of 1998. The increase is a result of increases in several miscellaneous expense categories.

Research and Development: Research and Development expenses increased $8,231 during the first quarter of 1999, over the same period in 1998. The increase in Research and Development costs is due to increased salaries and wages and increases in subcontracted Research and Development expertise, associated with development activity of the Company's product lines.

Marketing: During the first quarter of 1999, marketing expenses decreased $453 when compared with the same period of 1998. The decrease is primarily attributable to timing differences in advertising by the Company between the first quarter of 1999 and the first quarter of 1998.

Customer Service: Customer service expenses increased $1,588 during the first quarter of 1999 when compared with expenses for the same quarter of 1998. The increase in costs is primarily due to increased customer service related travel expenses by the Company in the first quarter of 1999.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $14,977 in interest and dividend income during the quarter ending March 31, 1999. Sources of this income were savings and money market accounts and short term investments.

ENGINEERING SUPPORT:

Engineering support costs increased to $35,350 as of March 31, 1999, as compared to $14,588 for the same period of 1998. The increase in engineering support costs for the first quarter of 1999, is directly resultant of increases in the size and scope of engineering services billed by the Company during the first quarter of 1999, specifically larger projects for the Company's Mobile Data Computer products.

NET INCOME (LOSS):

The Company had a net loss of $45,020 for the first quarter of 1999 compared to net income of $58,662 for the same quarter of 1998. The net loss is attributable to decreased sales revenues and increased operating expenses for the first quarter of 1999.

B.	FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 1999 was 29:1 compared to 25.3:1 at December 31, 1998. The increase in current ratio is due primarily to decreases in Federal Income Tax Payable amounts when compared with December 31, 1998 amounts.

For the quarter ending March 31, 1999, the Company had cash and cash equivalent short-term investment holdings of $1,515,671 as compared to cash and cash equivalent holdings of $1,426,381 at December 31, 1998. The increase is attributable primarily to conversion of the Company's accounts receivables at December 31, 1998 into cash and was offset by the Company's net loss, increased inventory levels, and Federal income tax payments.

Accounts receivable decreased to $126,071 as of March 31, 1999, from December 31, 1998 levels of $381,386, due to decreased sales levels in the first quarter of 1999, and comparison with large accounts receivable amounts resulting from strong year-end 1998 U.S. Government sales. Management believes all of the Company's accounts receivable as of March 31, 1999 are collectible. Inventory increased to $443,012 at March 31, 1999, from December 31, 1998 levels of $385,365, due to lower than expected sales volumes and procurement of material for ESTeem 192S product line production. Provision for Federal Income Taxes increased to $23,192 at March 31, 1999 as the provision for potential tax credit for the Company increased for the period ended March 31, 1999, as this provision was calculated from the Company's first quarter 1999 net loss period.

The Company's fixed assets increased to $366,625 as of March 31, 1999, an increase from December 31, 1998 levels of $358,436, due to capital expenditures for engineering and computer network equipment of $8,189 in the first quarter 1999. Management foresees additional capital expenditures as may be necessary in 1999 to support the production and sale of the Company's products.

The Company's deferred income liability at December 31, 1998 of $25,017 was reduced to $0 as the Company fulfilled product contract obligations in the first quarter of 1999 to offset the deferred income liability. In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 1999 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 1999.

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

         Exhibit 27. Financial Data Schedule

     (b) Reports on Form 8-K

         Form 8-K dated February 12, 1999 is incorporated herein by reference. Form 8-K dated April 14, 1999 is incorporated herein by reference.

         Exhibit Index			Reference Form 10-QSB

         Exhibit Number                     Notes to Financial Statements

     4.	Instruments defining the Rights of Security Holders including indentures.

        Form 8-K dated February 7, 1997 is incorporated herein by reference. Form 8-K dated February 6, 1998 is incorporated herein by reference. Form 8-K dated February 12, 1999 is incorporated herein by reference.

    11.	Statement Re: computation of per share earnings.  Note 3 to Financial
                                                               Statements.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ELECTRONIC SYSTEMS TECHNOLOGY, INC.


                                           By:  /s/ T. L. KIRCHNER

                        Date:	May 10, 1999	Name:  T.L. Kirchner
                                           Title:  Director/President
                                           (Principal Executive Officer)


                                           By:  /s/ ROBERT SOUTHWORTH

                        Date:	May 10, 1999	Name:  Robert Southworth
                                           Title: Director/Secretary/Treasurer
                                                  (Principal Finance Officer)