Form 10QSB
period 1999-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1999-08-12
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS

WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 1999

Commission File Number: 2-92949-S

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1238077
(State of incorporation)	(I.R.S. Employer Identification No.)

415 N. Quay St., #4 Kennewick WA 99336

(Address of principal executive offices) (ZIP Code)

Registrant's telephone number, including area code: (509) 735- 9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of common stock as of June 30, 1999 was 4,953,667.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)
(Unaudited)

SELECTED FINANCIAL DATA

Six months ended	June 30, 1999 ===============	June 30, 1998 ================
Sales	$ 511,486	$ 717,116
Other revenue	91,186	67,748
Gross profit	241,764	386,253

Net Income (Loss) Before Taxes	(52,601)	109,510
Net Income (Loss) After Taxes	(34,716)	72,276

Earnings (Loss) Per Share Before Taxes
Basic	$ (0.01)	$ 0.02
Diluted	(0.01)	0.02

Earnings (Loss) Per Share After Taxes
Basic	$ (0.01)	0.013
Diluted	(0.01)	0.013

Weighted Average Shares Outstanding (Basic)
Primary	5,590,927	5,590,530
Diluted	5,590,927	5,590,530

Total assets	$ 2,281,656	$ 2,268,671

Long-term debt and capital lease obligations	$ 0	$ 0

Shareholders' equity	$ 2,157,735	$ 2,151,338

Shareholders' equity per share	$ 0.44	$ 0.43

Working Capital	$ 1,983,369	$ 2,017,755

Current ratio	17 : 1	18 : 1

Equity to total assets	95%	95%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

BALANCE SHEET

(as prepared by Management)

(Unaudited)

	JUNE 30, 1999 ===========	DECEMBER 31, 1998 ============
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,436,745	$ 1,426,381
Accounts receivable, net of allowance for uncollectibles of $1,284	207,161	381,386
Inventory	417,514	385,365
Accrued Interest	5,189	7,888
Prepaid Expenses	7,309	5,202
Prepaid federal Income Taxes	32,885	0
Deferred Tax Asset	487	487
Total Current Assets	$ 2,107,290	$ 2,206,709

PROPERTY & EQUIPMENT, net of depreciation
of $261,001 at June 30, 1999 and $246,122 at Dec. 31, 1998	162,942	112,314

OTHER ASSETS	11,424	35,122
TOTAL ASSETS	$ 2,281,656	$ 2,354,145

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 49,507	$ 52,386
Federal Income Taxes Payable	0	14,510
Accrued Liabilities	24,877	20,244
Cash Distributions Payable	49,537	0
Total Current Liabilities	$ 123,921	$ 87,140

STOCKHOLDERS' EQUITY
Common stock, $.001 par value
50,000,000 shares authorized, shares issued and outstanding:
4,953,667-Dec. 31, 1998 and June 30, 1999	$ 4,954	$ 4,954
Additional Paid-in Capital	894,129	894,129
Retained earnings	1,258,652	1,342,905
	$ 2,157,735	$ 2,241,988
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,281,656	$ 2,354,145

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENT OF OPERATIONS

(as prepared by Management)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 1999 ============	June 30, 1998 ===========	June 30, 1999 =========	June 30, 1998 =============
SALES	$ 331,752	$ 307,902	$ 511,486	$ 717,116
COST OF SALES
Beginning Inventory	$ 443,012	$ 292,162	$ 385,365	$ 319,127
Purchases & allocated costs	151,095	205,360	301,871	351,424
	$ 594,107	$ 497,522	$ 687,236	$ 670,551
Ending Inventory	417,514	339,688	417,514	339,688
Total Cost of Sales	$ 176,593	$ 157,834	$ 269,722	$ 330,863
Gross Profit	$ 150,068	$ 241,764	$ 386,253	$ 155,159
OPERATING EXPENSES
Finance/Administration	$ 37,939	$ 40,834	$ 107,181	$ 109,892
Research & Development	40,823	37,973	84,411	73,331
Marketing	63,020	56,427	106,956	100,815
Customer Service	14,384	15,602	32,504	32,134
Total Operating Expense	$ 156,166	$ 150,836	$ 331,052	$ 316,172
OPERATING INCOME (LOSS)	$ (1,007)	$ (768)	$ (89,288)	$ 70,081
Other Income (Expenses)
Interest Income	$ 15,090	$ 18,569	$ 30,067	$ 35,637
Recovery from Marketable
Securities Litigation	1,648	0	1,648	0
Engineering Services	20,676	14,909	61,119	30,463
Engineering Support	(19,148)	(13,730)	(54,498)	(28,319)
Net Other Income (Expense)	$ 21,396	$ 36,688	$ 39,430	$ 16,618
NET INCOME (LOSS)
BEFORE TAX	$ 15,611	$ 20,628	$ (52,601)	$ 109,510
Provision for income tax	5,307	7,013	17,885	37,234
NET INCOME (LOSS)	$ 10,304	$ 13,615	$ (34,716)	$ 72,276

Basic Earnings (Loss) per Share
Before Tax	$ 0.003	$ 0.003	$ (0.01)	$ 0.02
Basic Earnings (Loss)per Share
After Tax	$ 0.002	$ 0.002	$ (0.01)	$ 0.013

Diluted Earnings (Loss) Per Share
Before Tax	$ 0.003	$ 0.003	$ (0.01)	$ 0.02
Diluted Earnings (Loss) Per Share
After Tax	$ 0.002	$ 0.002	$ (0.01)	$ 0.013

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF CASH FLOWS
(as prepared by Management)
(Unaudited)

SIX MONTHS ENDED	June 30, 1999 ===========	June 30, 1998 ==========
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net income	$ (34,716)	$ 72,276

Noncash expenses included in income:
Depreciation	14,879	15,633
Amortization	1,173	1,289

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts receivable, net	174,225	172,261
Inventory	(32,149)	(20,561)
Prepaid expenses	(2,107)	(5,996)
Accrued interest	2,699	(490)
Prepaid income taxes	(32,885)	(3,366)

Increase (Decrease) in Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	1,754	15,376
Accrued federal income taxes	(14,510)	(24,793)
Deferred Income	(25,017)	0
	$ 53,346	$ 221,629

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions to property and equipment	$ (65,507)	$ (10,172)
Capitalized Software	(3,725)	0
Deposits; deposit for die mold applied to property	26,250	0
	$ (42,982)	$ (10,172)

CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:	$ 0	$ 0

Net increase in cash and cash equivalents	$ 10,364	$ 211,457

Cash and cash equivalents at beginning of period	1,426,381	1,466,760
Cash and Cash equivalents at end of period	$ 1,436,745	$ 1,678,217

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF CASH FLOWS (continued)
(as prepared by Management)
(Unaudited)

SIX MONTHS ENDED	June 30, 1999 ===========	June 30, 1998 ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid year to date:
Interest	$ 0	$ 0
Federal income taxes	$ 19,510	$ 65,393

Cash allocated for Cash Distribution	$ 49,537	$ 49,537

Cash and Cash Equivalents:
Cash	$ 6,648	$ 6,219
Money market accounts	499,636	592,197
Certificates of Deposit	930,461	450,801
Commercial Paper	0	629,000
	$ 1,436,745	$ 1,678,217

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six month periods ending June 30, 1999 and June 30, 1998. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1998 as filed with Securities and Exchange Commission.

The results of operation for the three and six month periods ended June 30, 1999 and June 30, 1998, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:
	June 30, 1999 =========	December 31, 1998 =========
Parts	$ 284,882	$ 229,903
Work in progress	--	--
Finished goods	132,632	155,462
	$ 417,514	$ 385,365

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic and diluted loss per share for the six month period ended June 30, 1999, is computed by dividing loss by the number of common shares outstanding for the period, excluding equivalent shares from possible stock option exercises, the effect of which would be anti-dilutive. The number of common shares outstanding used for calculation of basic and diluted loss per share was 4,953,667 for the six month period ended June 30, 1999.

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted- average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,590,927 and 5,590,530 for the quarters ended June 30, 1999 and 1998 respectively.

For the Quarter Ended June 30, 1999 ==========================
	Income (Numerator) ---------------	Shares (Denominator) -----------------	Per-Share Amount ------------
Basic EPS
Income available to common stockholders	$10,304 ======	5,590,927 =======	$0.002 =====
Diluted EPS
Income available to common stockholders+assumed conversions	$10,304 ======	5,608,667 =======	$0.002 =====

NOTE 4 - STOCK OPTIONS

As of June 30, 1999, the Company had outstanding stock options that have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 12, 1999, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 12, 1999 totaled 225,000 shares under option and have an exercise price of $0.44 per share. The options granted on February 12, 1999 may be exercised any time during the period from February 12, 1999 through February 11, 2002. The Company's Form 8-K dated February 12, 1999, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12-month period from June 30, 1998 to June 30, 1999, 200,000 shares under option expired, no shares under option were exercised, and 225,000 shares under option were granted. At June 30, 1999 there were 655,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the six month period ended June 30, 1999, services in the amount of $17,654, were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

NOTE 6 - CASH DISTRIBUTION

On June 11, 1999, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 25, 1999, of $0.01 per share of common stock, with a payable date of July 9, 1999. The payment of the cash distribution was completed by July 9, 1999. For the quarter ended June 30, 1999, the Company recognized a current liability in the amount of $49,537, reflecting the total dollar value of the cash distribution. The Company's Form 8-K dated June 11, 1999, as filed with the Securities and Exchange Commission is included herein by reference.

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending June 30, 1999. The following statements may be forward looking in nature and actual results may differ materially.

A. Results of Operations

REVENUES:

Total revenues from the sale of the Company's ESTeem™ wireless modem systems, accessories, and services increased to $352,428 for the second quarter of 1999, reflecting a 9% increase when compared to $322,811 for the second quarter of 1998. Gross revenues increased to $367,518 for the quarter ended June 30, 1999, from $343,028 for the same quarter of 1998. The increase in sales revenues is attributable to increased sales of the Company's products for use in Mobile Data Computer Systems used by public safety entities. The Company's Form 8-K dated April 14, 1999, as filed with the Securities and Exchange Commission is included herein by reference.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government sales. Domestic commercial sales increased to $290,721 in the second quarter of 1999 as compared to $230,858 for the second quarter of 1998, due to increased product sales to public safety entities for Mobile Data Computer System projects. The Company has experienced reduced product sales revenues in domestic sales to the industrial automation market. It is Management's opinion that the reduction in sales experienced in the industrial automation market is a result of both decreased demand in automated control projects in the short term, and competitive pressures from alternative product providers. The lengthy purchase cycles for industrial automation projects where the Company's products are used makes prediction of trends difficult, but Management believes the reduction in Domestic sales is a trend that may continue in the near term. In an effort to increase the competitiveness of the Company's products in the marketplace, the end user and distributor prices for the Company's products were reduced during second quarter. Management expects increased sales volumes as a result of reduced sales prices, which will offset reduced revenue per unit, however the long term effect of the price reduction remains to be seen and can therefore lead to a negative effect on sales revenues and in turn, profitability of the Company.

Foreign export sales for the second quarter of 1999 decreased to $36,004 as compared to the $57,077 in the same quarter of 1998. Management believes the decrease in foreign export sales is a continuation of slow foreign sales experienced in the last half of 1998 and first quarter of 1999, which may continue in the near term, but uncertainty of foreign sales makes trends difficult to predict.

U.S. Government sales decreased to $25,703 in the second quarter of 1999, a decrease from second quarter 1998 U.S. Government sales of $34,876. Management believes the decreased U.S. Government sales is a result of a continued lack of new projects and purchases for the Company's products, which was also experienced in the first quarter of 1999. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

During the quarter ended June 30, 1999 material and services provided to the City of Vicksburg, Mississippi Police Department and the Franklin County, Washington Sheriff's Department accounted for 27% and 26% of the Company's sales and service revenues, respectively. Sales to the U.S Government and subcontractors comprised 10% of the Company's sales and service revenues. No other sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 1999.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the second quarter of 1999 and 1998 are as follows:

For the second quarter of
	1999 ====	1998 ====
Domestic Sales	83%	71%
Export Sales	10%	18%
U.S. Government	7%	11%

A percentage breakdown of EST's product sales categories for the second quarter of 1999 and 1998 were as follows:

	For the second quarter of
	1999 ====	1998 ====
ESTeem Model 192	57%	62%
ESTeem Model 95	3%	16%
ESTeem Model 96	1%	less than 1%
ESTeem Model 84SP/85SP	--	less than 1%
ESTeem Accessories	31%	16%
Factory Services	2%	less than 1%
Site Support	6%	5%

Sales for the second quarter of 1999 and 1998 included foreign export sales as follows:

Three Months Ended	June 30, 1999 ==========	June 30, 1998 ==========
Export sales	$ 36,004	$ 57,077
Percent of sales	10%	18%

The geographic distribution of foreign sales for the second quarter of 1999 and 1998 was as follows:

	Percent of Foreign Sales
	June 30, 1999 ==========	June 30, 1998 ==========
COUNTRY
Mexico	59%	0%
Ecuador	18%	0%
Brazil	11%	0%
Indonesia	8%	0%
Canada	3%	10%
Thailand	1%	0%
South Korea	--	48%
Germany	--	26%
Chile	--	13%
Israel	--	3%

The majority of the Company's domestic sales for the second quarter of 1999 were used in Mobile Data Computer Systems for public safety entities. It is Management's opinion the Mobile Data Computer Systems applications for the Company's products will enhance the existing Supervisory Control and Data Acquisition (SCADA) applications that have represented a historical majority of the Company's domestic sales. It is Management's opinion that the majority of foreign export applications will continue to be in SCADA applications for the foreseeable future.

The Company's AIT subcontract with INTERMEC is a five-year indefinite delivery, indefinite quantity, fixed price contract through September 1999. The Company did not provide material or derive any sales revenues from this contract during the second quarter of 1999. Based on the terms of the AIT contract, and contracts of this type in general, Management does not base liquidity, profitability, or material purchase projections on anticipated sales. The Company's economic position allows it to respond to AIT orders on an "as needed" basis.

Based on previous sales activity, the majority of all U.S. Government purchases are expected to be under the Company's General Services Administration (GSA) contract. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically Federal sales average approximately 18% of annual sales, but this level cannot be guaranteed. Due to the uncertain nature of Federal purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal purchases in 1999 will be under this contract.

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

BACKLOG:

The Corporation had minimal backlog as of June 30, 1999. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 to 10 working days after receipt of an order from a customer.

COST OF SALES:

Cost of sales percentage for the second quarters of 1999 and 1998 was 53% and 51%, respectively. Cost of Sales variation is normally attributed to the types of product sold and the size of the order. Larger orders grant lower sales prices because of volume discounting, reducing the margin of profit. The increase in cost of sales in the second quarter of 1999 is due to a combination of decreased sales prices and product mix.

OPERATING EXPENSES:

Operating expenses for the second quarter of 1999 were $5,330 higher than the second quarter of 1998. The following is a delineation of operating expenses:

For the quarter ended:	June 30, 1999 ========	June 30, 1998 ========	Increase (Decrease) ==========
Finance/Administration	$ 37,939	$ 40,834	$(2,895)
Research/Development	40,823	37,973	2,850
Marketing	63,020	56,427	6,593
Customer Service	14,384	15,602	(1,218)
Total Operating Expenses	$ 156,166	$ 150,836	$ 5,330

FINANCE AND ADMINISTRATION:

During the second quarter of 1999, Finance and Administration expenses decreased $2,895 from the second quarter of 1998. Decreases in professional services required by the Company and timing differences in printing costs and postage associated with Company administration are responsible for the decrease in category expenses when compared with the same quarter of 1998.

RESEARCH AND DEVELOPMENT:

During the second quarter of 1999, Research and Development expenses increased $2,850 over the same period in 1998. The increase in research and development expenditures is the result of increased salaries and wages from in-house labor being allocated to research and development projects when compared with the same period in 1998.

MARKETING:

During the second quarter of 1999, Marketing expenses increased $6,593 from the same period in 1998. The increase is the result of increased expenses for design and printing services for redesigned marketing materials and marketing specific mailings.

CUSTOMER SERVICE:

Customer service expenses decreased $1,218 in the second quarter of 1999 as compared with the same period of 1998. The decrease is due to a higher percentage of the department's costs being directly billed to customers as engineering services when compared with the same period of 1998.

INTEREST INCOME:

The Corporation earned $15,090 in interest income during the quarter ended June 30, 1999. Sources of this income were savings and money market accounts, and short term investments.

ENGINEERING SUPPORT:

Engineering support costs increased to $19,148 for the quarter ended June 30, 1998, as compared to $13,730 for the same period of 1998. This increase in engineering support costs for the second quarter of 1999 is a result of an increase in engineering services performed by the Company for customers when compared with the second quarter of 1998.

NET INCOME (LOSS):

The Company had net income of $10,304 for the second quarter of 1999, compared to $13,615 net income for the same quarter of 1998. The net income decrease is attributable to increased operating expenses during the second quarter of 1999 when compared with the same period of 1998. The net income for the second quarter of 1999 reduced the Company's year to date net loss to $34,716 as of June 30, 1999, as compared with a year to date net income of $72,276 at June 30, 1998. The year to date net loss for the Company is the result of lower than expected sales revenues and increased operating expenses in the first quarter of 1999.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 1999 was 17:1 compared to 25.3:1 at December 31, 1998. The decrease in current ratio is primarily attributable to reduced accounts receivable amounts, and liability incurred by cash distribution to shareholders declared in June, when compared with current asset and liability levels at year-end 1998.

For the quarter ending June 30, 1999, the Company had cash and cash equivalent short-term investment holdings of $1,436,745 as compared to cash and cash equivalent holdings of $1,426,745 at December 31, 1998. The increase is attributable primarily to conversion of the Company's accounts receivables at December 31, 1998 into cash and was offset by the Company's year to date net loss, increased inventory levels, and additions to property, plant and equipment assets.

Accounts receivable decreased to $207,161 as of June 30, 1999, from December 31, 1998 levels of $381,386, due to comparison with large accounts receivable amounts from strong year-end 1998 U.S. Government sales. Management believes all of the Company's accounts receivable as of June 30, 1999 are collectable. Inventory increased to $417,514 at June 30, 1999, from December 31, 1998 levels of $385,365, due to lower than expected sales volumes in the first quarter of 1999, and procurement of material for ESTeem 192S product line production. Provision for Federal Income Taxes increased to $32,885 at June 30, 1999 due to a combination of provision for potential tax credit for the Company's year to date net loss and required minimum tax payments by the Company in the first and second quarters of 1999.

The Company's fixed assets increased to $423,943 as of June 30, 1999, from December 31, 1998 levels of $358,436, resulting from capital expenditures of $65,507. The expenditures resulted from the construction of an exterior case die for the ESTeem products to increase ease of use and functionality of the Company's products. Amounts paid to the vendor manufacturing the die, previously carried as a deposit by the Company, were applied to the Company's property, plant and equipment assets upon completion of die construction. Management foresees additional capital expenditures as may be necessary in 1999 to support the production and sale of the Company's products.

As of June 30, 1999, the Company's trade accounts payable balance was $49,507 as compared with $52,386 at December 31, 1998, and reflects amounts owed for purchases of inventory items and contracted services. The Company's deferred income liability at December 31, 1998 of $25,017 was reduced to $0 as the Company fulfilled product contract obligations in the first quarter of 1999 to offset the deferred income liability. As of June 30, 1999, the Company recognized a current liability of $49,537, reflecting the total dollar value of a declared cash distribution as of June 11, 1999, of $0.01 per share of common stock. The cash distribution had a record date of June 25, 1999 and a payable date of July 9, 1999.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 1999 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 1999

FORWARD LOOKING STATEMENTS: The above discussion may contain forward looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: competitive factors such as rival wireless architectures and price pressures; availability of third party component products at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; change in product mix, and risk factors that are listed in the Company's reports and registration statements filed with the Securities and Exchange Commission.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to the Securities Holders

At the Company's Annual Stockholder Meeting on June 11, 1999, in Kennewick, Washington the following items were voted on by the stockholders with the following outcomes:

Item #1 Election of Directors:
T. L. Kirchner
Votes for: 3,780,189	Votes against: 4,500	Abstaining: 21,057
John H. Rector
Votes for: 3,776,689	Votes against: 8,000	Abstaining: 21,057

Item #2 Ratification of Robert Moe & Associates, P.S. as independent auditors of the Corporation for the fiscal year ending December 31, 1999.
Votes for: 3,721,389	Votes against: 34,700	Abstaining: 49,657

Item #3 Authorization of proxy to vote upon other matters as may properly come before the meeting. (No such issues were brought before the meeting)
Votes for: 3,690,439	Votes against: 43,300	Abstaining: 72,007

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 27. Financial Data Schedule, June 30, 1999

(b) Reports on Form 8-K

Form 8-K dated April 14, 1999 is incorporated herein by reference.

Form 8-K dated June 11, 1999 is incorporated herein by reference.

Exhibit Index Reference Form 10-QSB

Exhibit Number Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.

Form 8-K dated Feb 12, 1999 is incorporated herein by reference.

11. Statement Re: computation of per share earnings Note 3 to Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

/s/ T. L. KIRCHNER

Date: August 10, 1999

Name: T.L. Kirchner

Title: Director/President

(Principal Executive Officer)

/s/ ROBERT SOUTHWORTH

Date: August 10, 1999

Name: Robert Southworth

Title: Director/Secretary/Treasurer

(Principal Financial Officer)