Form 10QSB
period 1999-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 1999-11-12
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS

WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

Commission File Number: 000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1238077
(State of Incorporation)	(I.R.S. Employer Identification No.)

415 N. Quay St., #4 Kennewick WA	99336
(Address of Principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (509) 735- 9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of common stock as of September 30, 1999 was 4,953,667.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

(as prepared by Management)

(Unaudited)

SELECTED FINANCIAL DATA
Nine months ended	Sept 30 1999 ==========	Sept 30 1998 ==========
Sales	$ 787,377	$ 967,678
Other revenue	136,670	106,542
Gross profit	378,596	516,931
Net Income (Loss) Before Taxes	(18,864)	124,384
Net Income (Loss) After Taxes	(12,451)	82,093
Earnings (Loss) Per Share Before Taxes
Basic	$(0.004)	$ .02
Diluted	(0.004)	.02
Earnings (Loss) Per Share After Taxes
Basic	$ (0.003)	$ .01
Diluted	(0.003)	.01
Weighted Average Shares Outstanding (Basic)
Primary	5,553,941	5,567,612
Diluted	5,553,941	5,567,612
Total assets	$2,244,301	$2,234,403
Long-term debt and capital lease obligations	$ -0-	$ -0-
Shareholders' equity	$2,180,000	$2,161,155
Shareholders' equity per share	$ 0.44	$ 0.44
Working Capital	$2,014,620	$2,009,116
Current ratio	32:1	28:1
Equity to total assets	97%	97%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

BALANCE SHEET

(as prepared by Management)

(Unaudited)
ASSETS	September 30 1999 -----------------	December 31 1998 ----------------
CURRENT ASSETS
Cash and cash equivalents	$1,450,176	$1,426,381
Accounts receivable, net of allowance for uncollectibles of $1,284	194,094	381,386
Inventory	388,014	385,365
Accrued interest	4,845	7,888
Prepaid expenses	18,891	5,202
Provision for Federal Income Taxes	22,414	0
Deferred Tax Asset	487 --------------	487 --------------
Total Current Assets	$2,078,921 ---------------	$ 2,206,709 --------------

PROPERTY & EQUIPMENT, net of depreciation of $269,927 at Sept. 30, 1999 and $246,122 at Dec. 31, 1998	154,931	112,314

OTHER ASSETS	10,449 --------------	35,122 --------------

TOTAL ASSETS	$2,244,301 ========	$2,354,145 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 43,740	$ 52,386
Federal Income Taxes Payable	0	14,510
Accrued Liabilities	20,561 --------------	20,244 --------------
Total Current Liabilities	$ 64,301 --------------	$ 87,140 --------------
DEFERRED INCOME	0 --------------	25,017 --------------
STOCKHOLDERS' EQUITY
Common stock, $.001 par value50,000,000 shares authorized, shares issued and outstanding: 4,953,667-December 31, 1998 and September 30, 1999	$ 4,954	$ 4,954
Additional paid-in capital	894,129	894,129
Retained earnings	1,280,917 --------------	1,342,905 --------------
	$2,180,000 --------------	$2,241,988 --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,244,301 ========	$2,354,145 ========

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENT OF OPERATIONS

(as prepared by Management)

(Unaudited)
	Three Months Ended		Nine Months Ended
	Sept 30 1999 --------------	Sept 30 1998 --------------	Sept 30 1999 --------------	Sept 30 1998 --------------
SALES	$ 275,891 --------------	$ 250,562 --------------	$ 787,377 --------------	$ 967,678 --------------
COST OF SALES
Beginning Inventory	$ 417,514	$ 339,688	$ 385,365	$ 319,127
Purchases & Allocated Costs	109,559 --------------	185,912 --------------	411,430 --------------	537,336 --------------
	$ 527,073	$ 525,600	$ 796,795	$ 856,463
Ending Inventory	388,014 --------------	405,716 --------------	388,014 --------------	405,716 --------------
Total Cost of Sales	$ 139,059 --------------	$ 119,884 --------------	$ 408,781 --------------	$ 450,747 --------------
GROSS PROFIT	$ 136,832 --------------	$ 130,678 --------------	$ 378,596 --------------	$ 516,931 --------------
OPERATING EXPENSES
Finance/Administration	$ 35,047	$ 32,227	$ 142,228	$ 142,120
Research & Development	35,404	28,358	119,815	101,689
Marketing	48,277	59,154	155,234	159,970
Customer Service	12,276 --------------	16,621 --------------	44,780 --------------	48,754 --------------
Total Operating Expenses	$ 131,004 --------------	$ 136,360 --------------	$ 462,057 --------------	$ 452,533 --------------
OPERATING INCOME (LOSS)	$ 5,828 --------------	$ (5,682) --------------	$(83,461) --------------	$ 64,398 --------------
OTHER INCOME (EXPENSES)
Interest Income	$ 14,331	$ 18,760	$ 44,398	$ 54,398
Recovery from Mktble Sec. Litigation	0	562	0	2,210
Engineering Services	31,153	19,471	92,272	49,934
Engineering Support	(17,575) --------------	(18,237) --------------	(72,074) --------------	(46,556) --------------
Net Other Income	$ 27,909 --------------	$ 20,556 --------------	$ 64,596 --------------	$ 59,986 --------------
NET INCOME (LOSS) BEFORE TAX	$ 33,737	$ 14,874	$(18,865)	$ 124,384
Provision for income tax	(11,471) --------------	5,057 --------------	6,414 --------------	42,291 --------------
NET INCOME	$ 22,266 ========	$ 9,817 ========	$(12,451) ========	$ 82,093 ========
Basic Earnings (Loss) per Share
Before Tax	$ 0.006	$ 0.003	$(0.004)	$ 0.02
Basic Earnings (Loss)per Share
After Tax	$ 0.004	$ 0.002	$(0.003)	$ 0.01
Diluted Earnings (Loss) Per Share
Before Tax	$ 0.006	$ 0.003	$(0.004)	$ 0.02
Diluted Earnings (Loss) Per Share
After Tax	$ 0.004	$ 0.002	$(0.003)	$ 0.01

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENT OF CASH FLOWS

(as prepared by Management)

(Unaudited)
NINE MONTHS ENDED	September 30 1999 ----------------	September 30 1998 ----------------
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net income	$ (12,451)	$ 82,093
Noncash expenses included in income:
Depreciation	23,805	23,529
Amortization	2,148	1,935
Provision for Federal Income Taxes	(22,414)	0

Decrease (Increase) in Current Assets:
Accounts receivable, net	187,292	109,322
Inventory	(2,649)	(86,589)
Prepaid income taxes	0	(3,309)
Prepaid expenses	(13,689)	(16,302)
Accrued interest	3,043	(1,289)

Increase (Decrease) in Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	(8,329)	20,828
Accrued federal income taxes	(14,510)	(24,793)
Deferred Income	(25,017) -------------	0 -------------
	$ 117,229 -------------	$ 105,425 -------------
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions to property and equipment	$(66,422)	$(10,920)
Additions to capitalized software	(3,725)	0
Additions to deposits for construction of case die	0	(26,250)
Deposits; application of mold deposit to property	26,250 --------------	0 --------------
	$(43,897) --------------	$ (37,170) --------------
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Payment of Cash Distribution	$(49,537) -------------	$(49,537) -------------
	$(49,537) -------------	$(49,537) -------------

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENT OF CASH FLOWS

(continued)

(as prepared by Management)

(Unaudited)
Nine Months Ended
	September 30 1999 -----------------	September 30 1998 ----------------
Net increase in cash and cash equivalents	$ 23,795	$ 18,718
Cash and cash equivalents at beginning of period	1,426,381 --------------	1,466,760 --------------
Cash and Cash equivalents at ending of period	$1,450,176 ========	$ 1,485,478 ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid year to date:
Interest	$ 0	$ 0
Income taxes	30,510 ========	45,600 ========
Cash and Cash Equivalents:
Cash	$ 6,650	$ 6,639
Money market accounts	628,962	387,498
Certificates of Deposit	814,564	455,210
Commercial paper	0 --------------	636,131 --------------
	$1,450,176 ========	$1,485,478 ========

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the ² Company² ), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 1999 and September 30, 1998. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of the 1999 presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 1999 and September 30, 1998, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

The Company does not have other revenues, expenses, gains and losses that require disclosure under SFAS No. 130 as other comprehensive income.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:
	September 30 1999 ----------------	December 31 1998 ----------------
Parts	$ 287,321	$ 229,903
Work in progress	--	--
Finished goods	100,693 ----------------	155,462 ----------------
	$ 388,014 =========	$ 385,365 =========

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic and diluted loss per share for the nine month period ended September 30, 1999, is computed by dividing loss by the number of common shares outstanding for the period, excluding equivalent shares from possible stock option exercises, the effect of which would be anti- dilutive. The number of common shares outstanding used for calculation of basic and diluted loss per share was 4,953,667 for the nine month period ended September 30, 1999.

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted- average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,553,941 and 5,567,612 for the quarters ended September 30, 1999 and 1998 respectively.
For the Quarter Ended September 30, 1999
	Income (Numerator) -------------------	Shares (Denominator) -------------------	Per-Share Amount -------------------
Basic EPS
Income available to common Stockholders	$22,266 ===========	5,553,941 ===========	$0.004 ===========
Diluted EPS
Income available to common stockholders + assumed conversions	$22,266 ===========	5,593,667 ===========	$0.004 ===========

NOTE 4 - STOCK OPTIONS

As of September 30, 1999, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 12, 1999, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 12, 1999 totaled 225,000 shares under option and have an exercise price of $0.44 per share. The options granted on February 12, 1999 may be exercised any time during the period from February 12, 1999 through February 11, 2002. The Company's Form 8-K dated February 12, 1999, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment. During the 12 month period from September 30, 1998 to September 30, 1999, 215,000 shares under option expired, no shares under option were exercised, and 215,000 shares under option were granted. At September 30, 1999 there were 640,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 1999 services in the amount of $30,654 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

NOTE 6 - CASH DISTRIBUTION

On June 11, 1999, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 25, 1999, of $0.01 per share of common stock, with a payable date of July 9, 1999. The payment of the cash distribution was completed by July 9, 1999 for a total dollar value of $49,537. For the quarter ended September 30, 1999, the Company had met all cash distribution obligations and no longer recognized current liabilities previously recorded for the cash distribution. The Company's Form 8-K dated June 11, 1999, as filed with the Securities and Exchange Commission is included herein by reference.

ITEM II

MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the company's unaudited financial statements and the integral notes thereto for the quarter ending September 30, 1999. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company's ESTeem™ wireless modem systems, accessories, and services increased to $307,044 for the third quarter of 1999 as compared to $270,033 in the third quarter of 1998, reflecting an increase of 14%. Gross revenues increased to $321,375 for the quarter ending September 30, 1999, from $289,355 for the same quarter of 1998, reflecting an increase of 11%. The increase in sales revenues is attributable to shipment of large orders of the Company's products for use in Supervisory Control and Data Acquisition (SCADA), and industrial automation applications.

For the nine months ended September 30, 1999, the Company has experienced reduced product sales revenues in domestic sales to the industrial automation market. It is Management's opinion that the reduction in sales experienced in the industrial automation market is a result of both decreased demand in automated control projects in the short term, and competitive pressures from alternative product providers. The lengthy purchase cycles for industrial automation projects where the Company's products are used makes prediction of trends difficult, but Management believes the reduction in Domestic sales is a trend that may continue in the near term. In an effort to increase the competitiveness of the Company's products in the marketplace, end user and distributor pricing for the Company's products were reduced during second quarter. Management expects increased sales volumes as a result of reduced sales prices, which will offset reduced revenue per unit, however the long term effect of the price reduction remains to be seen and could therefore lead to a negative effect on sales revenues and in turn, profitability of the Company.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales increased to $227,339 in the third quarter of 1999 as compared to $180,124 for the third quarter of 1998. Foreign export sales for the third quarter of 1999 increased to $58,669 as compared to the $40,704 in the same quarter of 1998, due to a large order processed for a Brazilian customer.

U.S. Government sales decreased in the third quarter of 1999 to $21,036, down from third quarter 1998 levels of $49,773. Management believes the decreased U.S. Government sales is a result of a continued lack of new projects and purchases for the Company's products, which has been experienced through 1999, and which Management feels may continue for the near term. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

During the quarter ended September 30, 1999, sales to Consolidated Electrical Distributors, a national distributor, consisted of 14% of the Company's sales and service revenues. No other sales to a single customer comprised 10% or more of the Company's product and service sales for the quarter ending September 30, 1999.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the third quarter of 1999 and 1998 are as follows:
For the third quarter of	1999 ------	1998 ------
Domestic Sales	74%	67%
Export Sales	19%	15%
U.S. Government Sales	7%	18%

A percentage breakdown of EST's product sales categories for the third quarter of 1999 and 1998 are as follows:

For the third quarter of	1999 ------	1998 ------
ESTeem Model 192	46%	27%
ESTeem Model 95	18%	25%
ESTeem Model 96	9%	15%
ESTeem Model 84SP/85SP	--	1%
ESTeem Accessories	14%	16%
Factory Services	3%	3%
Site Support/Custom Engineering	10%	13%

Sales for the third quarter of 1999 and 1998 include foreign export sales as follows:
Nine Months Ended	September 30 1999 -----------------	September 30 1998 -----------------
Export sales	$ 58,669	$ 40,704
Percent of sales	19%	15%

The geographic distribution of foreign sales for the third quarter of 1999 and 1998 is as follows:
Percent of Foreign Sales	September 30 1999 -----------------	September 30 1998 -----------------
COUNTRY ---------------------
Brazil	44%	--
Croatia/Slovenia	24%	21%
South Korea	16%	20%
Thailand	7%	--
Israel	6%	9%
Indonesia	3%	--
Mexico	Nil	9%
Chile	--	16%
Canada	--	26%

The majority of the Company's domestic and foreign sales for the third quarter of 1999 were used in Supervisory Control and Data Acquisition (SCADA) applications. It is Management's opinion that these applications will continue to provide the largest portion of the Company's domestic sales revenues in the foreseeable future, but will be strongly augmented by Mobile Data Computer Systems for public safety entities.

The Company's Automated Identification Technology (AIT) subcontract with INTERMEC was a five-year indefinite delivery, indefinite quantity, fixed price contract in place through the end of September 1999. The Company did not provide material or derive any sales revenues from this contract during the third quarter of 1999. It is Management's opinion that the AIT subcontract contract has not been renewed by INTERMEC due to restructuring of the AIT program and subsequent contracts awarded to INTERMEC.

Based on previous sales activity, the majority of all U.S. Government purchases are expected to be under the Company's General Services Administration (GSA) contract. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically Federal sales average approximately 18% of annual sales, but this level cannot be guaranteed. Due to the uncertain nature of Federal purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of U.S. Government purchases in 1999 will be under this contract.

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

BACKLOG:

The Company had backlog of $43,000 at September 30, 1999, for orders placed late in the quarter. The Company expects to make delivery all backlog items early in the fourth quarter of 1999. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 to 10 working days after receipt of an order from a customer.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 1999 and 1998 were 50% and 48% of gross sales respectively. Cost of Sales variations are attributable to the type of product sold and the size of the order. Larger orders grant lower sales prices because of volume discounting, reducing the margin of profit. The increase in cost of sales in the second quarter of 1999 is due to a combination of decreased sales prices and product mix.

OPERATING EXPENSES:

Operating expenses for the third quarter of 1999 decreased $5,356 when compared with the third quarter of 1998. The following is a delineation of operating expenses:
For the quarter ended:	Sept. 30 1999 ------------	Sept. 30 1998 ------------	Increase (Decrease) -------------
Finance/Administration	$ 35,047	$ 32,227	$ 2,820
Research/Development	35,404	28,358	7,046
Marketing	48,277	59,154	(10,877)
Customer Service	12,276 -------------	16,621 -------------	(4,345) -------------
Total Operating Expenses	$131,004 =======	$136,360 =======	$(5,356) =======

FINANCE AND ADMINISTRATION:

During the third quarter of 1999 Finance and Administration expenses increased $2,820 when compared with the third quarter of 1998. The increase in expenses is the result of increased professional services, salaries, and bad debt expense recognized by the Company in the third quarter of 1999.

RESEARCH AND DEVELOPMENT:

During the third quarter of 1999, Research and Development expenses increased $7,046 comparatively with the third quarter of 1998. The increase in Research and Development expenditures is due to increased in-house labor dedicated to design and development projects when compared with the third quarter of 1998. The majority of Research and Development expenditures in the third quarter were in-house development and refinement of existing ESTeem products.

MARKETING:

Marketing expenses decreased $10,877 from the same period in 1998, due primarily to timing differences in advertising commitments by the Company when compared with the same period of 1998.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 1999 decreased $4,345 when compared with the third quarter of 1998. The decrease is due to reduced salaries and wages being allocated to customer service when compared with the same period of 1998.

INTEREST INCOME:

The Corporation earned $14,331 in interest income for the quarter ended September 30, 1999. Sources of interest income were short-term investments, as well as savings and money market accounts.

ENGINEERING SUPPORT:

Engineering support costs decreased to $17,575 for the quarter ended September 30, 1999, as compared to $18,237 for the same period of 1998. The decrease in engineering support costs is a direct result of reduced engineering services requested by customers in the third quarter of 1999.

NET INCOME (LOSS):

The Corporation had net income of $22,266 for the third quarter of 1999, compared to a $9,817 for the third quarter of 1998. The increase is attributable to increased sales revenues and decreased operating expenses in the third quarter of 1999, as compared with the third quarter of 1998. The net income for the third quarter of 1999 reduced the Company's year to date net loss to $12,451 as of September 30, 1999, as compared with a year to date net income of $82,093 at September 30, 1998. The year to date net loss for the Company is the result of lower than expected sales revenues and increased operating expenses in the first quarter of 1999.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 1999 was 32:1 compared to 25.3:1 at December 31, 1998. The increase in current ratio is attributable to decreases in federal income taxes payable and accounts payable when compared with year-end 1998.

For the quarter ending September 30, 1999, the Company had cash and cash equivalent short-term investment holdings of $1,450,176 as compared to cash and cash equivalent holdings of $1,426,381 at December 31, 1998. The increase is attributable primarily to conversion of the Company's accounts receivables at December 31, 1998 into cash and was offset by the Company's year to date net loss, additions to property, plant and equipment assets and payment of the Company's declared cash distribution to shareholders.

Accounts receivable decreased to $194,094 as of September 30, 1999, from December 31, 1998 levels of $381,386, due to comparison with large accounts receivable amounts from strong year-end 1998 U.S. Government sales. The Company recognized bad debt expense in the amount of $1,155 for doubtful accounts written off during the third quarter of 1999. Management believes all of the Company's accounts receivable as of September 30, 1999 are collectible.

Inventory increased $388,014 at September 30, 1999, from December 31, 1998 levels of $385,365 due to decreased product sales during the first quarter of 1999, and procurement of material for ESTeem 192S product line production. Prepaid expenses increased to 18,891 as of September 30, 1999, as compared with December 31, 1998 levels of $5,202 due to prepaid insurance policy renewals and prepaid fees for tradeshows to be attended by the Company in the fourth quarter of 1999. Provision for Federal Income Taxes increased to $22,414 at September 30, 1999 due to a combination of provision for potential tax credit for the Company's year to date net loss and required minimum tax payments by the Company in the first and second quarters of 1999.

The Company's fixed assets increased to $424,858 as of September 30, 1999, from December 31, 1998 levels of $358,436, resulting from capital expenditures of $66,422. The majority of the expenditures resulted from the construction of an exterior case die for the ESTeem products to increase ease of use and functionality of the Company's products. Amounts paid to the vendor manufacturing the die previously carried as a deposit (classified in "Other Assets") by the Company were applied to the Company's property, plant and equipment assets upon completion of die construction. Management foresees additional capital expenditures as may be necessary in 1999 to support the production and sale of the Company's products.

As of September 30, 1999, the Company's trade accounts payable balance was $43,740 as compared with $52,386 at December 31, 1998, and reflects amounts owed for purchases of inventory items and contracted services. The Company's deferred income liability at December 31, 1998 of $25,017 was reduced to $0 as the Company fulfilled product contract obligations in the first quarter of 1999 to offset the deferred income liability.

It is Management's opinion the Company's cash, cash equivalent reserves, and working capital at September 30, 1999 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

PART II

OTHER INFORMATION

Item 5. OTHER INFORMATION

On October 25, 1999, the Company filed a Form 8A-12(g) registration statement with the Securities and Exchange Commission, thereby registering the Company's securities pursuant to the Securities and Exchange Act of 1934. The Company's 8A-12(g) Registration Statement, dated October 25, 1999 is included herein by reference.

Item 6. EXHIBITS AND REPORTS ON FORM 8- K

(a) Exhibits

Exhibit 27. Financial Data Schedule, September 30, 1999

(b) Reports on Form 8-K

Form 8-K dated June 11, 1999 is incorporated herein by reference.

Exhibit Index	Reference Form 10-QSB Notes to Financial Statements

Exhibit Number

4. Instruments defining the Rights of Security Holders including indentures.
Form 8-K dated February 12, 1999 is incorporated herein by reference.
11. Statement Re: computation of per share earnings.	Note 3 to Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 4, 1999	By: /s/ T.L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President (Principal Executive Officer)

Date: November 4, 1999	By: /s/ ROBERT SOUTHWORTH
Name: Robert Southworth
Title: Director/Secretary/Treasurer (Principal Financial Officer)