Form 10KSB
period 1999-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2000-03-29
CIK 752294

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the transition period _____to_____

Commission file number 000-27793
ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(Name of small business issuer in its charter)

Washington	91-1238077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 N. Quay St., Kennewick , Washington	99336
(Address of principal executive offices)	(Zip Code)
Issuer's telephone number	(509) 735-9092

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Not applicable [ ]

State issuer's revenues for its most recent fiscal year. $1,434,393.

On February 1, 2000 the aggregate market value, based on the asked price, of the voting stock held by nonaffiliates of the registrant was $5,033,002.

The number of shares outstanding of the registrant's common stock as of February 1, 2000:  4,953,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  (1) Form S-18, effective Nov. 5, 1984, Commission File No. 2-92949-S; (2) Form 8-K, filed March 15, 1985, Commission File No. 2-92949-S; Form 8-A, Commission File No. 000-27793, dated October 25, 1999; Forms 8-K dated July 12, 1991, December 14, 1992, December 10, 1993, and Forms 8-K, dated February 9, 1996, February 7, 1997, February 6, 1998, February 12, 1999 and February 11, 2000 .

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

BUSINESS

Electronic Systems Technology, Inc. ("EST" or the "Company") specializes in the manufacturing and development of wireless modem products. The Company uses its research and development, manufacturing, and marketing efforts to produce and market the Company’s line of ESTeem (TM) Wireless Modem products and accessories. The Company offers product lines, which provide innovative communication solutions for applications not served by existing conventional communication systems. The Company’s products are offered in markets for process automation in commercial, industrial, and government arenas both domestically and internationally, and domestic markets for public safety communications infrastructure. The Company’s product lines are marketed through direct sales, sales representatives, Original Equipment Manufacturers (OEM’s) and domestic and foreign resellers.

The Company was incorporated in the State of Washington in February 1984, and was granted a U.S. Patent for the "Wireless Computer Modem" in May 1987, and Canadian patent in October 1988. In the past three years, the Company continues to improve its products to incorporate the latest technology and respond to customer needs and market opportunities. During 1999, the Company’s development efforts concentrated on refining the new ESTeem 192S product line of spread spectrum, non-licensed radio frequency modems and bringing the product to market. The Company has continually expanded its customer base, particularly in the industrial control arena with efforts to team with all major programmable logic controller (PLC) hardware vendors. The Company has also been involved from time to time as a hardware provider for Government programs such as the Core Automated Maintenance System (CAMS) for the U.S. Air Force and Automatic Identification Technology (AIT) for the U.S. Army. In 1999, the Company expanded marketing ESTeem products for use in mobile data terminal applications by public safety entities, a marketing strategy began in 1998, and continued to participate in foreign and domestic Supervisory Control and Data Acquisition (SCADA), Industrial Automation, and Government marketplaces.

PRODUCTS AND MARKETS

EST's products provide communication links between computers, peripherals, and instrumentation controls using radio frequency waves. The Company’s products are packet burst, VHF & UHF FM radio modems, operating in radio frequency bands of 72 to 76 Megahertz (MHz), 150 to 174 MHz, 400 to 420 MHz, 450 to 470 MHz, and 2.4 Gigahertz (GHz).

The ongoing proliferation of computer applications in business, industry and public service has created a dynamic environment of automation and networking which requires increasing amounts of data transfer. Prior to the invention of the ESTeem modem, the majority of data transfers used telephone modems or direct cable connections. These latter methods both have costly side effects. Telephone modems have a potentially expensive monthly charge for the use of telephone lines, and direct cable connections can have installation costs as much or more than the cost of the communication system. ESTeem wireless modem products provide a "Wireless Solution" by eliminating the need for conventional hardwiring and leased phone lines.

All of the ESTeem models ("ESTeems") come with industry standard asynchronous communications ports, giving users new dimensions to "Local Area Networking". As many as 253 devices can be interfaced on a single frequency. ESTeem wireless modems have over one hundred internal software commands, which are saved in non-volatile memory, allowing users to easily configure the unit for any application.

ESTeem Modems work on a packet burst communications concept. Packet systems, whether hardwired or radio, share the same principle of operation: data is taken from a standard RS-232C, RS-422 or RS-485 asynchronous port and is transmitted in "Electronic Packets". The size of the packet can be user defined from 1 to 2000 bytes of information, depending on model. Once a packet of data is formed, it is transmitted in a "burst," from one ESTeem modem to another ESTeem modem, hence the term "packet burst communications." ESTeem Modems provide data accuracy of greater than one part in 100 million. Internal Digi-Repeater features allow the user to increase operating range by relaying transmission through a maximum of three ESTeems to reach a destination ESTeem. An ESTeem can operate as an operating node, a repeater node, or both simultaneously, for added flexibility. Secure data communication is provided in the ESTeem products through use of proprietary technology and techniques, providing users of the products four definable security codes. If higher security is required, the ESTeem is compatible with asynchronous Data Encryption Standard (DES) encryption devices.

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
Flight Line Maintenance

PRODUCT LINES

Model 192C. A licensed narrow band packet burst transceiver for commercial, industrial, and public safety applications operating in the 450 to 470 MHz spectrum. The digitally synthesized transceiver is field tunable over the operating band in 6.25 KHz steps. RF data rate is 19,200 bps @ 25 KHz channel spacing and 9,600 bps @ 12.5 KHz channel spacing. Standard RF output power is 2 watts (4 watts optional). Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 15 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192C are as follows:

Domestic: Industrial Automation, inventory control, public safety.
International: Telephone by-pass, and industrial automation.

Model 192F. A licensed narrow band packet burst transceiver for foreign market commercial, industrial automation, public safety and Federal (USA only) applications operating in the 400 to 420 MHz spectrum. The digitally synthesized transceiver is field tunable over the operating band in 6.25 KHz steps. RF data rate is 19,200 bps @ 25 KHz channel spacing and 9,600 bps @ 12.5 KHz channel spacing. Standard RF output power is 4 watts (2 watts optional). Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 15 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192F are as follows:

International: Telephone by-pass, industrial automation and inventory control.
Federal: Inventory and command control.

Model 192M. A licensed narrow band packet burst transceiver for foreign and domestic commercial, industrial automation, and public safety applications operating in the 150 to 174 MHz spectrum. The digitally synthesized transceiver is field tunable over the operating band in 6.25 KHz steps. RF data rate is 19,200 bps @ 25 KHz channel spacing and 9,600 bps @ 12.5 KHz channel spacing. Standard RF output power is 2 watts (4 watts optional). Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 15 miles line-of-sight without the use of the digi- repeater option. Typical application uses for the ESTeem 192M are as follows:

Domestic: Industrial automation, inventory control, and public safety.
International: Telephone by-pass, industrial automation and SCADA.

Model 192V. A licensed narrow band packet burst transceiver for foreign and domestic commercial and industrial applications operating in the 72 to 73 MHz spectrum (66 to 72 and 74 to 76 custom order). The digitally synthesized transceiver is field tunable over the operating band in 20 KHz steps. RF data rate is 19,200 bps @ 20 KHz channel spacing. Standard RF output power is 1 watt. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 5 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192V are as follows:

Domestic: Industrial automation and inventory control.
International: Telephone by-pass and industrial automation.

Model 192S. A low cost unlicensed direct sequence spread spectrum transceiver for foreign and domestic commercial and industrial applications operating in the 2.4 GHz spectrum.. RF data rate is 171,000 bps. Standard RF output power is 1 watt. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 10 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192S are as follows:

Domestic: Industrial automation and inventory control.
International: Telephone by-pass and industrial automation.
Federal: Inventory and command control.

Model 95. A low cost licensed narrow band packet burst transceiver for foreign and domestic commercial and industrial applications operating in the 72 to 73 MHz spectrum (66 to 72 and 74 to 76 custom order). The digitally synthesized transceiver is field tunable over the operating band in 20 KHz steps. RF data rate is 9,600 bps @ 20 KHz channel spacing. Standard RF output power is 1 watt. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi- point digital data networking for distances to approximately 5 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 95 are as follows:

Domestic: Industrial automation and inventory control.
International: Telephone by-pass and industrial automation.
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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in the rapidly changing technology environment of the communications industry, where standards and technologies are subject to rapid and unexpected changes. This environment results in it being necessary for the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive. Research and Development expenditures for new product development and improvements of existing products by the Company for 1999 and 1998 were $171,658 and $139,675, respectively. None of the Company’s research and development expenses were directly paid for by any of the Company’s customers. In 1999, the Company continued to contract with an independent, nonaffiliated, engineering company specializing in radio design, when that expertise was required.

During 1999, the Company completed development and brought to market the ESTeem 192S, using spread spectrum, nonlicensed radio architecture to augment the Company’s existing products. The Company’s development efforts were also used to complete redesign of the outer case structure of the ESTeem products for both cost savings and performance enhancement, to fully be implemented during 2000. Initial research and development was commenced on a wireless modem using Ethernet interface protocol, intended for completion during 2000, to take advantage of perceived market opportunities for this type of product. The Company plans on continued research and development expenditures and to undertake new development and improvement projects, as they become necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products are sold and distributed directly from the Company’s facility through direct sales to end users of the ESTeem products. The remainder of the Company’s sales are through non- exclusive, non-stocking Resellers. Normally, seventy percent of the Company’s products are distributed through direct sales and thirty percent are through Resellers. Customers generally place orders on an "as needed basis". Shipping dates for most products are generally 5 to 10 working days after receipt of a customer order. As of December 31, 1999, the Company had a backlog of $87,000.

During 1999, the Company continued to advertise in trade publications specifically targeted at users of control, instrumentation, and automation systems worldwide, and public safety entities domestically. The Company’s advertising is primarily targeted toward potential customers using Programmable Logic Controllers (PLCs). There are approximately twenty-five major PLC manufacturers worldwide. The Company also attends tradeshows each year specifically targeted toward the customers and markets in which it sells products. During 2000, the Company intends to continue marketing strategies targeted at existing markets of industrial controls and Mobile Data Computers for public safety networks. The Company maintains an Internet web site to provide easy access to product and technical information for both present and potential customers of the Company’s products. The Company provides technical support and service for its products through phone support, field technicians, and Internet sources. The Company believes high quality customer and technical support is necessary and vital to its business and the markets in which it competes. To maintain this high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

The Company is continuing marketing activities directed towards all branches of the U.S. Government, including United States Armed Services. Examples of projects the Company’s products are included in are; flight-line maintenance for the United States Air Force, flight-line lighting for the United States Navy, command and inventory control for the United States Marine Corps, and the Automatic Identification Technology program for the United States Army.

For the year ended December 31, 1999, the largest sales concentration was to subsidiaries of Consolidated Electrical Distributors (CED), a nationwide distributor of the Company’s products, which accounted for approximately 14% of the Company’s product sales. Foreign sales were 10% of total revenues for 1999. No other sales to a single customer comprised 10% or more of total product sales as of December 31, 1999. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract runs through February 2004.

COMPETITION

The Company’s competition varies according to the market in which the Company's products are competing. All of the markets in which the Company’s products are sold are highly competitive. Listed below are the markets the Company’s products compete in and competition in those markets:
Major Market	Major Competitors

Industrial Automation, Remote Data Acquisition, Shop Floor Manufacturing, Overhead Crane Control	Data-Linc, GRE America, Johnson, Maxon, Adaptive Broadband (formerly Microwave Data Systems) and Motorola.

Computer Networking, inter and intra building	Aironet Wireless Communications, Cylink, Digital Wireless, Metricom, and Proxim

Radio Area Networking of hand held data collection terminals and bar coding	Intermec, LXE, Norand, Symbol Technologies, and Telxon

Mobile Data Computer systems for public safety applications	Data Radio, Motorola, various cellular service providers using CDPD architectures.

Federal applications	Data Radio, Datron Technology, Harris Computer Systems, Lockheed Martin, Magnavox, Motorola, Siemens, Watkins-Johnson, and Adaptive Broadband.

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

To protect the Company against unauthorized disclosure of proprietary information belonging to the Company, all employees, dealers, distributors, original equipment manufacturers, sales representatives and other persons having access to confidential information regarding Company products or technology are bound by non-disclosure agreements.

GOVERNMENT REGULATION

For operation in the United States, the ESTeem Radio Modems, require Federal Communications Commission (FCC) Type Acceptance. The FCC Type Acceptance is granted for devices, which demonstrate operation within mandated, observed, and tested performance criteria. All of the Company’s products requiring FCC Type Acceptance have been granted such acceptance.

For operation in Canada, the ESTeem RF Modems require Industry Canada Type Acceptance. Industry Canada grants the Type Acceptance for devices demonstrating operation within performance criteria mandated, observed, and tested. Of the Company’s current production line, the ESTeem 192F, 192C, 192V, 192M and 192S have been granted type acceptance in Canada.

All ESTeem radio modem products, with the exception of the ESTeem 192S, nonlicensed, spread spectrum wireless modem, require consumer licensing under Part 90 of the FCC Rules and Regulations, which must be applied for by the end user of the Company’s products. The Company cannot guarantee customers will receive FCC consumer licenses in the VHF or UHF frequency spectrum for any particular application. The Company provides information to its customers to assist in the application for FCC consumer licenses.

At the time of this filing the Company is unaware of any existing or proposed FCC regulation that would have an materially adverse effect on the Company’s operations, but there can be no assurance that future FCC regulations will not have materially adverse effects on the operations of the Company.

SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of its products from sole suppliers. Key components for the Company’s products are supplied by the Motorola Corporation and Toko America Inc., as purchased through a number of distributors. The components provided by Motorola and Toko America could be replaced or substituted by other products, if it became necessary to do so. If this action became necessary, a material interruption of production and/or material cost expenditures involved with locating and qualifying replacement components could take place.

Approximately 15% of the Company’s inventory at December 31, 1999 consisted of parts having lead times ranging from 12 to 28 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the inventory dollar amount. Based on past experience with component availability, current distributor relationships, and current inventory levels, the Company does not foresee shortages of materials used in production. However, recent parts shortage developments in the electronic component marketplace, involving components used by the Company uses which are also used in cellular phones and paging devices, has the potential of creating negative component availability and delivery issues for the Company in the future. The Company has been able to procure parts on a timely basis as of the date of this report. However this cannot be guaranteed in the future and if shortages were to occur material interruption of production and consequently product delivery to customers could occur.

The Company contracts with Manufacturing Services, Inc., in Kennewick, Washington, for assembly of the Company’s products, using material purchased by the Company. By contracting with Manufacturing Services, Inc., the Company is able to avoid staff fluctuations associated with operating its own manufacturing operation. The President of Manufacturing Services, Melvin H. Brown, is a Director of the Company. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

EMPLOYEES

As of December 31, 1999, the Company employed a staff of 11 persons on a full time basis, 3 in marketing, 2 in technical support, 5 in engineering/manufacturing, and 1 in Finance and Administration. The Company’s operations are dependent upon key members of its Engineering and Management personnel. In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized. The Company employs part-time labor on an "as needed" basis, usually in engineering/manufacturing. At year-end 1999 the Company employed 3 part-time employees. None of the Company’s employees are represented by a labor union and the Company believes it has good relations with its employees.

ITEM 2.

PROPERTIES

EST does not own any real property, plants, mines, or any other materially important physical properties. The Company's administrative offices and laboratories are located in leased facilities at 415 N. Quay Street, Kennewick, Washington. The Company leases its office and laboratory space in a lease agreement with The Port of Kennewick in Kennewick, Washington for approximately 6,300 square feet of office and laboratory space. The total monthly lease cost is $2,407.44, including a leasehold tax of $273.94. The lease covers a period of three years, expiring November 30, 2001.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of the1999 fiscal year.

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
	Bid		Ask
	High	Low	High	Low
Fiscal year ended December 31, 1999
First Quarter	0.375	0.2813	0.5313	0.2813
Second Quarter	0.4063	0.34	0.50	0.34
Third Quarter	0.35	0.34	0.4375	0.35
Fourth Quarter	0.36	0.35	0.4063	0.35
Fiscal year ended December 31, 1998
First Quarter	3/8	0.26	0.44	0.32
Second Quarter	19/32	3/8	11/16	7/16
Third Quarter	1/2	1/4	9/16	7/16
Fourth Quarter	11/32	1/4	7/16	11/32

The above data was compiled from information obtained from the National Quotation Bureau, Inc. daily quotation service.

The approximate number of record holders of common stock of the Registrant as of February 1, 2000 was 580 persons/entities.

Electronic Systems Technology Inc. paid non-cumulative, cash distributions on July 9, 1999, July 9, 1998 and July 11, 1997, respectively, each equivalent to $0.01 per outstanding share. The Company’s Forms 8-K dated June 11, 1999, June 4, 1998 and June 5, 1997, as filed with the Securities and Exchange Commission are included herein by reference. The Company has never paid a cash dividend, and any such dividend undertaken by the Company will be solely at the discretion of the Board of Directors.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to be read in conjunction the Company’s audited financial statements the integral notes thereto. The following statements may be forward- looking in nature and actual results may differ materially.

RESULTS OF OPERATIONS

GENERAL: The Company specializes in the manufacturing and development of wireless modem products. The Company offers a product line which provide innovative communication solutions for applications not served by existing conventional communication systems. The Company offers product lines in markets for process automation in commercial, industrial and government arenas domestically, as well as internationally, and domestically to public safety entities for mobile data computer terminal applications. The Company markets its products through direct sales, sales representatives, and domestic, as well as foreign, resellers. Operations of the Company are sustained solely from revenues received through sales of its products and services.

FISCAL YEAR 1999 vs. FISCAL YEAR 1998

GROSS REVENUES: Total revenues for the fiscal year 1999 were $1,434,393 reflecting an 11% decrease from $1,631,298 gross revenues for fiscal year 1998. The decrease is attributable primarily to decreased product sales in 1999, of $1,239,390 as compared to 1998 sales of $1,485,381, reflecting a decrease of 17%. The product sales decrease during 1999 is primarily the result of decreased sales to U.S. Government, and foreign market segments. The Company also reduced the selling price of the ESTeem modem products to both distributors and end users during 1999, but Managment believes the overall effect of this price reduction on sales revenues during 1999 was minimal, and that the majority of the decreased sales revenues was due to decreased U.S. Government sales.  Management believes the decrease in U.S. Government sales revenue was the result of lack of U.S. Government funding for, or discontinuance of, programs using the Company’s products. As the Company has stated previously, the uncertain nature of U.S. Government purchasing, makes prediction and planning of revenues to be received from the U.S. Government difficult to predict, and there can be no guarantee that sales to the U.S. Government will return to previous levels.

In 1999, a majority of the Company's domestic sales were for industrial automation applications. An example of an industrial automation application is a city's water treatment operation. It is Management's opinion that these industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future. The Company’s domestic sales were also augmented by sales of the Company’s products for mobile data computer systems to public entities, which accounted for 40% of the Company’s domestic sales during 1999. An example of a mobile data computer system for a public entity is a local area network (LAN), between a police department computer dispatch center and the police departments individual police vehicles.

During 1999, the Company had $133,025 in foreign export sales, amounting to 10% of gross product and service sales for the year. For year-end 1998, foreign export sales were $214,396, or 14% of gross product sales for the year. It is Management’s belief that foreign sales decreased due to the result of increased competition in foreign industrial automation markets. Products purchased by foreign customers were used primarily for use in industrial automation projects. Management believes the majority of foreign export sales are due to EST distributor efforts and the Company’s Internet website presence. The geographic compositions of the Company’s foreign export sales for 1999 and 1998 are shown in Note 6 to the Financial Statements. (See Note 6 to Financial Statements.)

In 1999 products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $46,739 or 3%, of gross product sales compared with 1998 levels of $423,923, or 27%, of gross product sales. During 1999, Products purchased by the U.S. Government were utilized primarily in PC to PC (Personal Computer) networking. Management believes the decrease in U.S. Government sales revenues was the result of lack of U.S. Government funding for, or discontinuance of, programs using the Company’s products. The uncertain nature of U.S. Government purchasing, makes prediction and planning of revenues to be received from U.S. Government difficult to predict.

As of December 31, 1999, the Company had a backlog of $87,000. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 5 to 10 working days after receipt of customer orders.

COST OF SALES: Cost of Sales, as a percentage of gross sales, for the years of 1999 and 1998 was 51% and 47%, respectively. The cost of sales variation for 1999 is the result of the Company reducing sales prices of the ESTeem products during 1999, and the product mix of items sold during 1999 having a higher cost than 1998.

INVENTORY: The Company's year- end inventory values for 1999 and 1998 were as follows:

	1999	1998

Parts	$256,334	$229,903
Work in Progress	52,279	--
Finished goods	48,877	155,462
TOTAL	$357,490	$385,365

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time, meet production and delivery requirements. If the Company's sales are less than anticipated, inventory over-stocking can occur. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the inventory dollar amount. Based on past experience with component availability, current distributor relationships, and current inventory levels, the Company does not foresee shortages of materials used in production, and the Company has been able to procure parts on a timely basis as of the date of this report. However this cannot be guaranteed in the future and if shortages were to occur material interruption of production and consequently product delivery to customers could occur.

For year-end 1999, purchases and costs allocated to cost of goods sold were $605,240 as compared to $758,870 in 1998. The decrease in purchases and allocated costs is a result of decreased purchases by the Company during 1999 due to lower than expected sales volume during most of the year. Also when compared with 1998, more of the Company’s salaries and wages expense that was previously classified as manufacturing support, were in 1999 allocated to research and development projects and engineering projects ultimately billed to customers.

OPERATING EXPENSES: Operating expenses, prior to allocation of expenses to Cost of Sales and Engineering Services, increased to $907,953 in 1999, from 1998 levels of $885,416. Material changes in expenses are comprised of the following components: Advertising expenses decreased to $10,970 in 1999 from 1998 levels of $37,149 due to continued reduced advertising frequency by the Company during 1999. Supplies and materials expenses increased during 1999 to $21,875 in 1999, from $15,568 in 1998 due to increases in research and development projects requiring such material. Professional services increased to $69,785 from 1998 levels of $66,210 due to increased subcontracted engineering services and year-end audit fees. Printing expenses increased to $15,220 during 1999 from 1998 levels of $7,082 primarily due to the redesign of the Company’s brochure items and increased marketing mailings by the Company. Repair and maintenance expenses decreased in 1999 to $12,826 as compared to $18,259 in 1998, due to decreased equipment repairs.

Salaries increased to $503,156 in 1999, from 1998 levels of $467,118, due to increased wages paid to engineering services employees, wages paid on a commission basis based on engineering service revenues during 1999, and planned wage increases for Company employees. Travel expenses for the Company increased to $56,292 during 1999 from 1998 levels of $50,847 due to increased travel expenses related to engineering services and increased marketing trips by the Company. The Company incurred bad debt expense of $1,155 during 1999 and did not incur any such expense during 1998.

FISCAL YEAR 1998 vs. FISCAL YEAR 1997

Total revenues for the fiscal year 1998 were $1,631,298 reflecting a 10% increase from the $1,476,487 gross revenues for fiscal year 1997. The increase is attributable to increased product sales in 1998, of $1,485,381 as compared to 1997 sales of $1,337,303, representing an increase of 11%. During 1998 the Company had increased sales to U.S. Government contractors, which accounted for the majority of increased sales revenues. Management believed the increase in U.S. Government sales revenues was the result of unexpected contract purchases, and due to the uncertain nature of U.S. Government purchasing patterns, that a continuation of U.S. Government sales revenues like those experienced in 1998 could not be guaranteed.

In 1998, the Company had $214,396 in foreign export sales, amounting to 14% of gross product and service sales for the year. For year-end 1997, foreign export sales were $340,423, or 24% of gross product sales for the year. It is Management’s belief that foreign sales decreased due to the result of economic downturns experienced in Asia and South America, and 1998 performance being compared with the strong 1997 foreign export year of $340,423, or 24% of product sales for the Company, which historically amounts to 15% to 20% of the Company’s product sales. Products purchased by foreign customers were used primarily for use in industrial automation projects. The geographic compositions of the Company’s foreign export sales for 1998 are shown in Note 6 to the Financial Statements. (See Note 6 to Financial Statements.)

During 1998 products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $423,923 or 27%, of gross product sales compared with 1997 levels of $250,840, or 18%, of gross product sales. Management believed the increase in U.S. Government sales revenues during 1998 was the result unexpected contract purchases, and due to the uncertain nature of U.S. Government purchasing patterns, that a continuation of U.S. Government sales revenues like those experienced in 1998 could not be guaranteed. Management does not base liquidity, profitability, or material purchase projections on anticipated U.S Government sales. Products purchased by the U.S. Government during 1998 were utilized in inventory control, PC/PC (Personal Computer) networking and command control.

Cost of Sales, as a percentage of gross sales, for 1998 and 1997 was 47% and 43%, respectively. The cost of sales variation for 1998 is the result of the Company having more discounted sales through distributors and U.S. Government contracts, and a product mix of items sold with a higher cost than 1997.

For 1998, purchases and costs allocated to cost of goods sold were $758,870 as compared to $492,985 in 1997. The increase is a result of increased purchasing by the Company in 1998 to respond to large U.S. Government orders late in the year, and increased manufacturing salaries and wages, when compared with 1997.

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

Salaries increased to $467,118 in 1998, from 1997 levels of $408,840, due to addition of manufacturing labor and a sales manager for the Company’s Mobile Data Computer program. Travel expenses for the Company increased to $50,847 from 1997 levels of $36,804 due to increased marketing trips by the Company. The Company did not incur bad debt expense during 1998 or 1997.

The Company's cash resources at December 31, 1998, including cash and cash equivalent liquid assets, were $1,426,381, reflecting an decrease from cash resources of $1,466,760 for year end 1997. The decrease in cash resources at year end 1998 is the result of increased inventory expenditures by the Company, increased year end accounts receivable levels yet to be converted to cash, and deposits for ESTeem case mold manufacturing, when compared with year-end 1997. Cash flows from operating activities were provided by net income of $162,927, and depreciation of $31,630. Cash flows were offset primarily by increases in accounts receivable of $112,407, inventory of $66,238, deposits paid for ESTeem case molds of $26,250, additions to property plant and equipment of $11,021, cash distributions paid by the Company of $49,537.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in net income of $52,301 for 1999, reflecting a 68% decrease from the $162,927 net income of 1998.   The reduction in net income is due to reduced sales revenues during 1999, which managment believes was primarily due to a reduction in U.S. Government sales.  The Company also reduced the selling price of the ESTeem modem products to both distributors and end users during 1999, which Managment feels had minimal impacts on sales revenues and net income during 1999, when compared with the overall reduction in U.S. Government sales.   At December 31, 1999, the Company's working capital was $2,090,155 compared with $2,119,569 at December 31, 1998. The decrease in working capital is primarily attributable to decreases in accounts receivable and inventory when compared with year-end 1998. The Company’s operations rely solely on the income generated from sales. The Company's major capital resource requirements are maintaining inventory levels adequate for production and payment of employee salaries. Long lead times for some of the critical components, ranging from 12 to 28 weeks, require the Company to maintain high inventory levels. It is Management’s opinion that the Company’s working capital as of December 31, 1999 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 1999 was 34.2:1 compared to 25.3:1 at December 31, 1998. The increase in current asset ratio is the result of the Company having no federal income tax liability and reduced trade accounts payable levels at the end of 1999 when compared with year-end 1998.

The Company's cash resources at December 31, 1999, including cash and cash equivalent liquid assets, were $1,624,728, reflecting an increase from cash resources of $1,426,381 for year end 1998. The increase in cash resources at year end is the result of timing differences in sales and collection cycles, when compared with year-end 1998, which included high sales revenues late in the fourth quarter of the year, which remained to be collected at year-end. Cash flows from operating activities were provided by the Company’s net income of $52,30. Cash flows were offset primarily by increases, additions to property plant and equipment of $65,508 and cash distributions paid by the Company of $49,537.

The Company's trade accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 1999, were $154,788, compared to $381,386 at year-end 1998. The decrease is attributable to year-end 1999 being compared with heavy late fourth quarter sales experienced in 1998. Management believes that all of the Company’s accounts receivable as of December 31, 1999, are collectible.

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

Inventory level as of December 31, 1999, was $357,490, reflecting a decrease from December 31, 1998, levels of $385,365. The decrease in inventory is due conservative purchasing by the Company during lower than expected sales months during the year and strong fourth quarter sales revenues decreasing existing inventory items.

Capital expenditures during year 1998 amounted to $65,508, primarily for research/development and manufacturing equipment and computer upgrades. The Company intends on investing in additional capital equipment as it is deemed necessary to support development and/or manufacture of the ESTeem Modem.

As of December 31, 1999, the Company's current liabilities were $62,963, decreased from1998 year-end levels of $87,140. The decrease is due to the lack of federal income taxes payable and decreased levels of trade accounts payable at year-end 1999. All of the Company's accounts payable at year-end were current. The Company recognized Deferred Income liability of $25,017 at year-end 1998 for a public safety communications project, with the liability representing the amount of the contract billed to the customer, but performed during the first quarter of 1999.

The Company’s Automated Identification Technology (AIT) subcontract with INTERMEC was a five-year indefinite delivery, indefinite quantity, fixed price contract in place through the end of September 1999. It is Management’s opinion that the AIT subcontract contract has not been renewed by INTERMEC due to restructuring of the AIT program and subsequent contracts awarded to INTERMEC.

The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract runs through February 2004. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Due to the uncertain nature of Federal Government purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal Government purchases in 2000 will be pursuant to the Company’s GSA contract.

The Company’s operations were not adversely effected by inflation during 1999. No adverse affect is anticipated during 2000.

FORWARD LOOKING STATEMENTS: The above discussion may contain forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: competitive factors such as rival wireless architectures and price pressures; availability of third party component products at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; change in product mix, and risk factors that are listed in the Company’s reports and registrations statements filed with the Securities and Exchange Commission.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 1999; as well as term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation

T.L. Kirchner	06/11/99 - 06/10/02	51	President of the Company

Melvin H. Brown	06/06/97 - 06/06/00	69	President of Manufacturing Services, Inc.

Arthur Leighton	06/06/97 - 06/06/00	76	Consultant

Robert Southworth	06/04/97 - 06/06/00	56	Patent Attorney for U.S. Dept. of Energy

John H. Rector	06/11/99 - 06/10/02	83	Consultant

John L. Schooley	06/05/98 - 06/05/01	60	President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 1999; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
T. L. Kirchner	51	President	3 Years	02/10/84- Present
Robert Southworth	56	Sec/Treas	3 Years	12/11/92- Present

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

MELVIN H. BROWN. Mr. Brown is a Director of the Company. During the last five years Mr. Brown has been the owner and president of Manufacturing Services, Inc. Manufacturing Services provides services in packaging design, printed circuit board layout, prototyping, production runs, verification of documentation testing, burn-in, quality control, and repetitive volume production. Manufacturing Services provides electronic manufacturing and quality control testing services for Electronic Systems Technology. Mr. Brown does not serve as a director for any other company registered under the Securities Exchange Act.

ROBERT SOUTHWORTH. Mr. Southworth is a Director and the Secretary/Treasurer of the Company. Since 1980, Mr. Southworth has been employed with the U. S. Department of Energy as a Senior Patent Attorney in Richland, Washington. His primary duties with the Department of Energy include the preparation and prosecution of domestic and foreign patent applications in such fields as nuclear reactors, fuel reprocessing, waste management and energy related fields of solar, wind, and fossil fuels. Mr. Southworth does not serve as a director of any other company which is registered under the Securities Exchange Act.

ARTHUR LEIGHTON. Mr. Leighton is a Director of the Company. Mr. Leighton served as President of Kraft Industries through mid 1986. Since then he has been working as an independent Management Consultant. Mr. Leighton does not serve as director of any other company that is registered under the Securities Exchange Act.

JOHN H. RECTOR. Mr. Rector is a Director of the Company. Mr. Rector founded Western Sintering, located in Richland, Washington. Western Sintering, a powdered metal parts manufacturer, is an Original Equipment Manufacturer (OEM). Mr. Rector is the former President of Western Sintering, Inc. Mr. Rector currently serves as President of Plastic Injection Molding, Inc., a plastic injection parts manufacturer. Mr. Rector does not serve as director of any other company that is registered under the Securities Exchange Act.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The following person(s) who, at any time during the fiscal year, was a director, officer, beneficial owner or more than 10% any class of equity securities of the registrant, failed to file on a timely basis the required disclosure Form as noted:
Tom Kirchner (Director/Officer)	one late filing of Form 3, Initial Statement of Beneficial Ownership of Securities, November 23, 1999
Robert Southworth (Director/Officer)	one late filing of Form 3, Initial Statement of Beneficial Ownership of Securities, November 23, 1999
Arthur Leighton (Director)	one late filing of Form 3, Initial Statement of Beneficial Ownership of Securities, November 23, 1999
John Rector (Director)	one late filing of Form 3, Initial Statement of Beneficial Ownership of Securities, November 23, 1999
John Schooley (Director)	one late filing of Form 3, Initial Statement of Beneficial Ownership of Securities, November 23, 1999
Melvin Brown (Director)	one late filing of Form 3, Initial Statement of Beneficial Ownership of Securities, November 23, 1999

ITEM 10.

EXECUTIVE COMPENSATION

The Company’s named compensated executive officer is T.L. Kirchner, President and CEO. The Company had no other compensated executive officers as of December 31, 1999.

The information specified concerning the compensation of the named executive officers for each of the Registrant's last three completed fiscal years is provided in the following Summary Compensation Table:
SUMMARY COMPENSATION TABLE
					Long Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)	Securities Options Underlying SARs (#)	LTIP Payouts ($)	All Other Compensation ($)(3)(4)
T. L. Kirchner, President & CEO	1999	87,430	4,087	1,881	0	25,000	0	5,845
	1998	74,580	5,080	734	0	25,000	0	5,846
	1997	74,580	5,081	1,615	0	25,000	0	5,524

(1) Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus

(2) Other Annual Compensation includes Accrued Vacation Pay

(3) All Other Compensation consists of premiums paid for Group Health Insurance and Key Man Insurance

(4) Amounts do not reflect proceeds of $0.01 per share cash distribution received during 1997,1998, and 1999 totaling $4035 for each year listed, respectively. Receipt of cash distribution was based solely on capacity as a shareholder.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 1999 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (4)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	11.1%	0.44	2/11/02

(5) This table does not include Stock Options granted previously. Forms 8-K dated 2/7/97, 2/6/98, and 2/12/99 respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 1999 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Excercisable/ Unexercisable	Value of Unexercised In-the-money Options/SARs At FY-End ($) Excercisable/ Unexercisable
T.L. Kirchner	0	0	75,000	0

The Company does not currently have a Long-Term Incentive Plan ("LTIP").

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors duties associated with the Company's business. There is currently no other compensation arrangements for the Company’s directors. (See "Security Ownership of Certain Beneficial Owners and Management" for Stock Options granted in previous years.)

The Company currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 1999, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.
Title of Class	Name & Address Of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	EDCO Partners LLLP 4605 Denice Drive Englewood CO 80111	442,365	8.93%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	8.1%

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

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 1, 2000, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.
Title of Class	Name Of Beneficial Owner	Amount & Nature of Beneficial Ownership		Percent of Class
Common	T.L. Kirchner (Officer & Director)	403,488	(1)	8.1%
Common	Robert Southworth (Officer & Director)	4,000	(1)	0.1%
Common	Melvin H. Brown (Director)	76,500	(1)	1.5%
Common	Arthur Leighton (Director)	104,000	(1)	2%
Common	John Schooley (Director)	10,000	(1)	0.2%
Common	John H. Rector (Director)	3,000	(1)	0.06%

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

The information below does not include stock options granted in February 2000.

Recipients of Stock Options currently unexpired as of 12/31/99 were as follows:

Exercise Price

Name Option Shares per Share ($)

---------------------------------------------------- -------------------

APPROVAL DATE: 2-12-99
Philip J. Smith	5,000	$0.44
Brad E. Bement	5,000	0.44
David B. Strecker	15,000	0.44
Eric P. Marske	15,000	0.44
Jon A. Correio	15,000	0.44
Alan B. Cook	15,000	0.44
Melvin Brown	25,000	0.44
Tom Kirchner	25,000	0.44
Arthur Leighton	25,000	0.44
Robert Southworth	25,000	0.44
John H. Rector	25,000	0.44
John L. Schooley	25,000	0.44

APPROVAL DATE: 2-6-98
David B. Strecker	15,000	$0.41
Eric P. Marske	15,000	0.41
Jon A. Correio	15,000	0.41
Alan B. Cook	15,000	0.41
Melvin Brown	25,000	0.41
Tom Kirchner	25,000	0.41
Arthur Leighton	25,000	0.41
Robert Southworth	25,000	0.41
John H. Rector	25,000	0.41
John L. Schooley	25,000	0.41

APPROVAL DATE: 2-7-97
David B. Strecker	15,000	$0.28
Eric P. Marske	15,000	0.28
Jon A. Correio	15,000	0.28
Alan B. Cook	15,000	0.28
Melvin Brown	25,000	0.28
Tom Kirchner	25,000	0.28
Arthur Leighton	25,000	0.28
Robert Southworth	25,000	0.28
John H. Rector	25,000	0.28
John L. Schooley	25,000	0.28

Stock options must be exercised within 90 days after termination of employment/board membership. During 1999, 215,000 options expired, and no shares under option were exercised. At December 31, 1999 there were 640,000 shares reserved for future exercise.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During fiscal year 1999, the Company contracted for services from Manufacturing Services, Inc. in the amount of $51,563. Manufacturing Services, Inc. is owned and operated by Melvin H. Brown, who is a Director of Electronic Systems Technology, Inc. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

PART IV

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits filed as part of the Company’s 10KSB report for 1999 are listed below. Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

EXHIBIT

NUMBER DESCRIPTION

--------------------- ------------------------------

  Report of Independent Certified Public Accountant

         & nbsp;  Financial Statements/Financial Statement Schedules

         & nbsp;  Balance Sheets

         & nbsp;  Statement of Operations

         & nbsp;  Statement of Changes in Stockholders Equity

         & nbsp;  Statement of Cash Flows

         & nbsp;  Notes to Financial Statements
  Reports on Form 8-K

2.1    Form 8-K, dated November 2, 1999
2.2    Form 8-K, dated February 4, 2000
2.3    Form 8-K, dated February 11, 2000

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

            Exhibit II Form S-18 Registration Statement No. 2-92949-S is incorporated herein by reference.
            Form 8A Registration Statement, 000-27793, dated October 25, 1999, is incorporated herein by reference.
            Forms 8-K dated February 9, 1996, February 7, 1997, February 6, 1998, and February 12, 1999 are              ;           &nbs p; incorporated by reference.

  Statement re-computation of per share earnings.
  Annual report to security holders, Form 10-Q or quarterly report to security holders.          N/A

  Published report regarding matters submitted to vote of security holders.         N/A

  Consents of experts and counsel
  Financial Data Schedule
  Additional Exhibits              ;           &nbs p;           &nb sp;           &n bsp;           & nbsp;         N/A

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T.L. KIRCHNER

T.L. Kirchner, Director/President

(Principal Executive Officer)

Date: March 24, 2000

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ T.L. KIRCHNER	Director/President	March 24, 2000
T.L. Kirchner

/s/ ROBERT SOUTHWORTH	Director/Secretary Treasurer	March 24, 2000
Robert Southworth

/s/ MELVIN BROWN	Director	March 24, 2000
Melvin H. Brown

/s/ ARTHUR LEIGHTON	Director	March 24, 2000
Arthur Leighton

/s/ JOHN RECTOR	Director	March 24, 2000
John H. Rector

/s/ JOHN SCHOOLEY	Director	March 24, 2000
John L. Schooley