Form 10QSB
period 2000-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2000-05-15
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS

WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31 2000

Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4

Kennewick WA 99336

(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

The number of shares outstanding of common stock as of March 31, 2000 was 5,068,667.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Three Months Ended	Mar. 31, 2000	Mar. 31, 1999
Sales	$ 228,413	$ 179,734
Other Revenues	$ 60,706	$ 55,419
Gross Profit	$ 104,620	$ 86,605

Net Income (Loss) Before Taxes	$ (45,996)	$ (68,212)
Net Income (Loss) After Taxes	$ (30,357)	$ (45,020)

Earnings (Loss) Per Share Before Taxes
Basic	$ (0.01)	$ (0.014)
Diluted	$ (0.01)	$ (0.014)

Earnings (Loss) Per Share After Taxes
Basic	$ (0.005)	$ (0.01)
Diluted	$ (0.005)	$ (0.01)

Weighted Average Shares Outstanding (Basic)
Primary	5,609,420	5,584,694
Diluted	5,609,420	5,584,694

Total Assets	$ 2,443,133	$ 2,269,305

Long-Term Debt and Capital Lease
Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,253,845	$ 2,196,968

Shareholders' Equity Per Share	$ 0.44	$ 0.44

Working Capital	$ 2,108,736	$ 2,047,238

Current Ratio	12:1	29:1

Equity To Total Assets	92%	97%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

BALANCE SHEET

(as prepared by Management)

(Unaudited)

	Mar. 31, 2000	Dec. 31 ,1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,638,973	$ 1,624,728
Accounts Receivable, net of allowance
for uncollectibles	151,865	154,788
Inventory	470,842	357,490
Accrued Interest	6,295	5,415
Prepaid Expenses	9,365	5,652
Provision for Federal Income Taxes	20,684	5,045
Total Current Assets	$ 2,298,024	$ 2,153,118

PROPERTY & EQUIPMENT net of
Depreciation of $287,694 at
Mar. 31, 2000 and $278,821
At Dec. 31, 1999	136,250	145,123

OTHER ASSETS	8,859	9,474
TOTAL ASSETS	$ 2,443,133	$ 2,307,715

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 53,844	$ 36,607
Refundable Deposits	111,219	--
Deferred Tax Liability	816	816
Accrued Liabilities	23,409	25,540
Total Current Liabilities	189,288	62,963

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value
50,000,000 Shares Authorized
5,068,667 and 4,953,667Shares Issued And Outstanding at March 31, 2000 and December 31, 1999, respectively	$ 5,069	$ 4,954
Additional Paid-in Capital	933,464	894,129
Retained Earnings	1,315,312	1,345,669
	$ 2,253,845	$ 2,244,752

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 2,443,133	$ 2,307,715

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENT OF OPERATIONS

(as prepared by Management)

(Unaudited)

Three Months Ended	Mar. 31, 2000	Mar. 31, 1999

SALES	$ 228,413	$ 179,734
COST OF SALES
Beginning Inventory	357,490	385,365
Purchases and Allocated Costs	237,145	150,776
	$ 594,635	$ 536,141
Ending Inventory	470,842	443,012
Total Cost of Sales	$ 123,793	$ 93,129
Gross Profit	$ 104,620	$ 86,605

OPERATING EXPENSES
Finance/Administration	$ 47,485	$ 69,242
Research & Development	49,912	43,588
Marketing	55,560	43,936
Customer Service	22,895	18,120
Total Operating Expense	$ 175,852	$ 174,886
OPERATING INCOME (LOSS)	$ (71,232)	$ (88,282)

Other Income (expenses)
Interest Income	$ 18,584	$ 14,977
Engineering Services	42,122	40,442
Engineering Support	(35,468)	(35,350)
Net Other Income (expense)	$ 25,238	$ 20,069

NET INCOME (LOSS) BEFORE TAX	$ (45,996)	$ (68,212)
Provision For Income Tax	15,639	23,192

NET INCOME (LOSS)	$ (30,357)	$ (45,020)

Basic Earnings (Loss) Per Share
Before Tax	$ (0.01)	$ (0.014)
Basic Earnings (Loss) Per Share
After Tax	$ (0.005)	$ (0.01)

Diluted Earnings (Loss) Per Share
Before Tax	$ (0.01)	$ (0.014)
Diluted Earnings (Loss) Per Share
After Tax	$ (0.005)	$ (0.01)

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENT OF CASH FLOWS

(as prepared by Management)

(Unaudited)

Three Months Ended	Mar. 31, 2000	Mar. 31, 1999

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:

Net Income (Loss)	$ (30,357)	$ (45,020)
Noncash items included in income:
Depreciation	8,873	7,131
Amortization	615	585
Provision for Federal Income Taxes	(15,639)	(23,192)

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	2,923	255,315
Inventory	(113,352)	(57,647)
Prepaid Expenses	(3,713)	(925)
Accrued Interest	(880)	2,873

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	15,106	(293)
Refundable Deposits	111,219	--
Accrued Federal Income Taxes	--	(14,510)
Deferred Income	--	(25,017)
	$ (25,205)	$ 99,300
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	$ --	$ (8,189)
Capitalized Software	--	(1,821)
	$ --	$ (10,010)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Common Stock Issued through exercised stock options	$ 115	$ --
Additional Paid In Capital from exercised stock options	39,335	--
	$ 39,450	$ --
NET INCREASE IN CASH AND
CASH EQUIVALENTS	$ 14,245	$ 89,290
Cash And Cash Equivalents
At Beginning Of Period	1,638,973	1,426,381
Cash And Cash Equivalents At Ending of Period	$ 1,624,728	$ 1,515,671

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	0	0
Federal Income Taxes	$ 0	$ 14,510

Cash And Cash Equivalents:
Cash	$ 6,656	$ 6,645
Money Market Accounts	621,842	588,927
Certificates Of Deposit	1,010,475	920,099
	$ 1,638,973	$ 1,515,671

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2000 and March 31, 1999. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform with the format of this quarterly presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1999 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 2000 and March 31, 1999 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	March 31 2000	December 31 1999
Parts	$ 273,095	$ 256,334
Work in progress	105,653	52,279
Finished goods	92,094	48,877
	$ 470,842	$ 357,490

NOTE 3 - LOSS PER SHARE

Basic and diluted loss per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding equivalent shares from possible stock option exercises, the effect of which would be anti- dilutive. The primary weighted average number of common shares outstanding used for calculation of basic and diluted loss per share was 5,068,667 for the quarter ended March 31, 2000.

NOTE 4 - STOCK OPTIONS

As of March 31, 2000, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 11, 2000, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 11, 2000 totaled 220,000 shares under option and have an exercise price of $2.81 per share. The options granted on February 11, 2000 may be exercised any time during the period from February 11, 2000 through February 10, 2003. The Company's Form 8-K dated February 11, 2000, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12 month period from March 31, 1999 to March 31, 2000, 160,000 shares under option expired, 115,000 shares under option were exercised, and 220,000 shares under option were granted. At March 31, 2000 there were 600,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2000, services in the amount of $22,057 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of EST.

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2000. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES: Total revenues from the sale of EST products and services increased to $270,535 for the first quarter of 2000 as compared to $220,176 in the first quarter of 1999. Gross revenues increased to $289,119 for the quarter ending March 31, 2000, from $235,153 for the same quarter of 1999. It is Management's belief that the increased revenues are the result of increased Domestic and U.S. Government sales in the first quarter of 2000. This increase in this quarter is highlighted, by comparing sales revenues for the quarter ended March 31, 2000, with sales revenues of the first quarter of 1999, which was a quarter with low sales revenues and did not contain any U.S. Government sales revenues. In Management's opinion the increase in Domestic sales is the result of increased demand for the Company's products for industrial automation control projects, during the first quarter of 2000.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government sales. Domestic commercial sales increased to $242,877 in the first quarter of 2000 as compared to $207,163 for the first quarter of 1999. Foreign export sales for the first quarter of 2000 increased to $16,842 as compared to the $13,013 in foreign sales in the same quarter of 1999. The Company had sales of $10,816 to U.S. Government programs for the first quarter of 2000 as compared with no revenues in the first quarter 1999. The increase in U.S. Government sales is primarily the result of the Company's products being selected for use in a military airfield lighting project in the first quarter of 2000. Engineering services billed in the first quarter of 2000 increased to $42,122 as compared with $40,442 for the same quarter of 1999. The increase is the result of increased engineering services performed by the Company when compared with the first quarter of 1999, primarily due to increased engineering services related with the Company's ongoing projects for mobile data computer systems for public safety entities. During the quarter ended March 31, 2000 sales to Industrial Electronics and Controls, one of the Company's distributors, consisted of 13% of the Company's sales and service revenues. No other sales to a single customer comprised 10% or more of the Company's product sales.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the first quarter of 2000 and 1999 are as follows:

For the first quarter of	2000	1999
Domestic Sales	90%	94%
U.S. Government Sales	4%	0%
Export Sales	6%	6%

A percentage breakdown of EST's product sales categories for the first quarter of 2000 and 1999 are as follows:

For the first quarter of	2000	1999
ESTeem Model 192	44%	47%
ESTeem Model 95	10%	13%
ESTeem Model 84SP/85SP	--	1%
ESTeem Model 96	8%	6%
ESTeem Accessories	19%	11%
Factory Services	3%	3%
Site Support	16%	19%

Sales include foreign export sales as follows:

Three Months Ended	March 31	March 31
	2000	1999
Export sales	$ 16,842	$ 13,013
Percent of sales	6%	6%

The geographic distribution of foreign sales for the first quarter of 2000 and 1999 is as follows:

Percent of Foreign Sales
	March 31	March 31
COUNTRY	2000	1999
Mexico	50%	--
South Korea	41%	--
Canada	9%	76%
Kuwait	--	22%
Brazil	--	2%

The Company's domestic and foreign sales for the first quarter of 2000 were used primarily in Supervisory Control and Data Acquisition (SCADA) applications. Management believes these applications will continue to provide the largest portion of the Company's domestic sales revenues for the foreseeable future.

Based on previous year's activity, the majority of all U.S. Government purchases are under the Company's General Services Administration (GSA) contract. Historically, U.S. Government sales average approximately 18% of annual sales, but this level cannot be guaranteed, and during 1999 the Company experienced a reduction in U.S. Government sales to 3% of annual sales revenues. Due to the uncertain nature of U.S. Government purchasing, the level of U.S. Government sales cannot be guaranteed to return to levels experienced in the past by the Company, which in turn may result in reduced sales revenues and profitability for the Company. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

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

BACKLOG:

The Corporation had backlog of $229,000 as of March 31, 2000, which includes Mobile Data Computers for Public Safety entity projects, expected to be completed within the next 90 days. Customers generally place orders on an "as needed basis". With the exception of extended delivery times for Mobile Data Computers for Public Safety entity projects, for which delivery involves extended time periods for engineering services and third party service and material providers, shipment is generally made within 5 to 10 working days after receipt of an order from a customer.

COST OF SALES:

Cost of sales percentages of gross sales for the first quarters of 2000 and 1999 were 54% and 52% of gross sales respectively. Cost of Sales variations are attributable to the type of product sold, order size, and pricing structure, for discounts granted. The increase in cost of sales in the first quarter of 2000 is due to a combination of product mix, changes in pricing structure and discounts granted to resellers.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2000 increased $966 from first quarter of 1999 levels. The following is a delineation of operating expenses:

	March 31	March 31	Increase
	2000	1999	(Decrease)
Finance/Administration	$ 47,485	$ 69,242	$(21,757)
Research/Development	49,912	43,588	6,324
Marketing	55,560	43,936	11,624
Customer Service	22,895	18,120	4,775
Total Operating Expenses	$175,852	$174,886	$ 966

Finance and Administration: During the first quarter of 2000, Finance and Administration expenses decreased $21,757 when compared with the first quarter of 1999. The decrease is the result of decreased salaries and wages paid during the first quarter of 2000, due to the Company not paying a profit sharing bonus caused by reduced profitability during 1999.

Research and Development: Research and Development expenses increased $6,324 during the first quarter of 2000, over the same period in 1999. The increase in Research and Development costs is due to increased subcontracted Research and Development expertise, associated with development activity of the Company's product lines.

Marketing: During the first quarter of 2000, marketing expenses increased $11,624 when compared with the same period of 1999. The increase is due to timing differences in advertising by the Company, as well as increase tradeshow and travel expenses during the first quarter of 2000 when compared with the first quarter of 1999.

Customer Service: Customer service expenses increased $4,775 during the first quarter of 2000 when compared with expenses for the same quarter of 1999. The increase in costs is primarily due to increased customer service salaries and wages cost that were not directly billed to customers during the first quarter of 2000, when compared with the first quarter of 1999.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $18,584 in interest and dividend income during the quarter ending March 31, 2000. Sources of this income were savings and money market accounts and short term investments.

ENGINEERING SUPPORT:

Engineering support costs increased to $35,468 as of March 31, 2000, as compared to $35,350 for the same period of 1999. The engineering support costs for the first quarter of 2000, are directly resultant of the size and scope of engineering services billed by the Company during the first quarter of 2000, specifically projects for the Company's Mobile Data Computer products.

NET LOSS:

The Company had a net loss of $30,357 for the first quarter of 2000 compared to net loss of $45,020 for the same quarter of 1999. The net loss is attributable to relative effect sales revenues, cost of goods sold, and operating expenses for the first quarter of 2000.

B. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2000 was 12:1 compared to 34.2:1 at December 31, 1999. The decrease in current ratio is due to increases in refundable customer deposits and accounts payable amounts when compared with December 31, 1999 amounts.

For the quarter ending March 31, 2000, the Company had cash and cash equivalent short-term investment holdings of $1,638,973 as compared to cash and cash equivalent holdings of $1,624,728 at December 31, 1999. The increase is attributable primarily to receipt of refundable customer deposits for future delivery of Mobile Data Computer for Public Safety projects when compared with December 31, 1999 levels, and was offset by the Company's net loss, and increased inventory levels.

Accounts receivable decreased slightly to $151,865 as of March 31, 2000, from December 31, 1999 levels of $154,788. Management believes all of the Company's accounts receivable as of March 31, 2000 are collectible. Inventory increased to $470,842 at March 31, 2000, from December 31, 1999 levels of $357,490, due to increased procurement for production of products primarily for Mobile Data Computer projects. Provision for Federal Income Taxes increased to $20,684 at March 31, 2000 as the provision for potential tax credit for the Company increased for the period ended March 31, 2000, as this provision was calculated from the Company's first quarter 2000 net loss amount.

The Company's fixed assets, net of depreciation, decreased to $136,250 as of March 31, 2000, decreased from December 31, 1999 levels of $145,123, solely due to depreciation of the Company's fixed assets. The Company did not have any capital expenditures of fixed assets in the first quarter of 2000, however, Management foresees capital expenditures may be necessary in 2000 to support the production and sale of the Company's products.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2000 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2000.

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

PART II

OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 27. Financial Data Schedule

  Reports on Form 8-K

Form 8-K dated February 11, 2000 is incorporated herein by reference.

Exhibit Index Reference Form 10-QSB

Exhibit Number Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.

Form 8-K dated February 7, 1997 is incorporated herein by reference.

Form 8-K dated February 6, 1998 is incorporated herein by reference.

Form 8-K dated February 12, 1999 is incorporated herein by reference.

Form 8-K dated February 11, 2000 is incorporated herein by reference.

11. Statement Re: computation of per share earnings. Note 3 to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T.L. KIRCHNER

Date: MAY 10, 2000	Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

By: /s/ ROBERT SOUTHWORTH

Date: MAY 10, 2000	Name: Robert Southworth
Title: Director/Secretary/Treasurer
(Principal Finance Officer)