Form 10QSB
period 2000-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2000-08-11
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS

WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended:	June 30 2000

Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4

Kennewick WA 99336

Registrant's telephone number, including area code:	(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of common stock as of June 30, 2000 was 5,068,667.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

(as prepared by Management)

(Unaudited)

Six Months Ended	June 30, 2000	June 30, 1999
Sales	$ 588,926	$ 511,486
Other Revenues	109,165	91,186
Gross Profit	265,435	241,764

Net Income (Loss) Before Taxes	(29,398)	(52,601)
Net Income (Loss) After Taxes	(19,402)	(34,716)

Earnings (Loss) Per Share Before Taxes
Basic	$ (0.005)	$ (0.01)
Diluted	(0.004)	(0.01)

Earnings (Loss) Per Share After Taxes
Basic	$ (0.005)	$ (0.01)
Diluted	(0.004)	(0.01)

Weighted Average Shares Outstanding (Basic)
Primary	5,679,996	5,590,927
Diluted	5,679,996	5,590,927

Total Assets	$ 2,438,646	$ 2,281,656

Long-Term Debt and Capital Lease
Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,264,800	$ 2,157,735

Shareholders' Equity Per Share	$ 0.44	$ 0.44

Working Capital	$ 2,081,185	$ 1,983,369

Current Ratio	13:1	17 : 1

Equity To Total Assets	93%	95%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

BALANCE SHEET

(as prepared by Management)

(Unaudited)

	June 30, 2000	Dec. 31 ,1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,573,510	$ 1,624,728
Accounts Receivable, net of allowance
for uncollectibles	148,065	154,788
Inventory	499,202	357,490
Accrued Interest	8,583	5,415
Prepaid Expenses	9,675	5,652
Provision for Federal Income Taxes	15,996	5,045
Total Current Assets	$ 2,255,031	$ 2,153,118

PROPERTY & EQUIPMENT net of
Depreciation of $297,595 at
June 30, 2000 and $278,821
At Dec. 31, 1999	175,372	145,123

OTHER ASSETS	8,243	9,474
TOTAL ASSETS	$ 2,438,646	$ 2,307,715

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 50,940	$ 36,607
Refundable Deposits	100,450	--
Deferred Tax Liability	816	816
Accrued Liabilities	21,640	25,540
Total Current Liabilities	173,846	62,963

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value
50,000,000 Shares Authorized
5,068,667 Shares Issued And Outstanding	$ 5,069	$ 4,954
Additional Paid-in Capital	933,464	894,129
Retained Earnings	1,326,267	1,345,669
	$ 2,264,800	$ 2,244,752

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 2,438,646	$ 2,307,715

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENT OF OPERATIONS

(as prepared by Management)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999

SALES	$360,513	$ 331,752	$588,926	$ 511,486
COST OF SALES
Beginning Inventory	$ 470,842	$ 443,012	$ 357,490	$ 385,365
Purchases and Allocated Costs	228,057	151,095	465,203	301,871
	698,899	594,107	822,693	687,236
Ending Inventory	499,202	417,514	499,202	417,514
Total Cost of Sales	$ 199,697	$ 176,593	$ 323,491	$ 269,722
Gross Profit	$ 160,816	$ 155,159	$ 265,435	$ 241,764

OPERATING EXPENSES
Finance/Administration	$ 44,312	$ 37,939	$ 91,796	$ 107,181
Research & Development	40,470	40,823	90,382	84,411
Marketing	58,888	63,020	114,448	106,956
Customer Service	27,895	14,384	$ 50,790	32,504
Total Operating Expense	$ 171,565	$ 156,166	$ 347,416	$ 331,052
OPERATING INCOME (LOSS)	$ (10,749)	$ (1,007)	$ (81,981)	$ (89,288)

Other Income (expenses)
Interest Income	$ 19,992	$ 15,090	$ 38,576	$ 30,067
Engineering Services	28,467	20,676	70,589	61,119
Engineering Support	(21,113)	(19,148)	(56,582)	(54,498)
Net Other Income (expense)	$ 27,346	$ 16,618	$ 52,583	$ 36,688

NET INCOME (LOSS) BEFORE TAX	$ 16,597	$ 15,611	(29,398)	$ (52,601)
Provision For Income Tax	(5,643)	(5,307)	9,996	17,885

NET INCOME (LOSS)	$ 10,955	$ 10,304	$ (19,402)	$ (34,716)

Basic Earnings (Loss) Per Share
Before Tax	$ 0.003	$ 0.003	$ (0.005)	$ (0.01)
Basic Earnings (Loss) Per Share
After Tax	$ 0.002	$ 0.002	$ (0.004)	$ (0.01)

Diluted Earnings (Loss) Per Share
Before Tax	$ 0.003	$ 0.003	$ (0.005)	$ (0.01)
Diluted Earnings (Loss) Per Share
After Tax	$ 0.002	$ 0.002	$ (0.004)	$ (0.01)

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENT OF CASH FLOWS

(as prepared by Management)

(Unaudited)

Six Months Ended	June 30, 2000	June 30, 1999

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:

Net Income (Loss)	$(19,402)	$ (34,716)
Noncash items included in income:
Depreciation	18,774	14,879
Amortization	1,231	1,173
Provision for Federal Income Taxes	(10,951)	(32,885)

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	6,723	174,225
Inventory	(141,712)	(32,149)
Prepaid Expenses	(4,023)	(2,107)
Accrued Interest	(3,168)	2,699

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	10,433	1,754
Refundable Deposits	100,450	--
Accrued Federal Income Taxes	--	(14,510)
Deferred Income	--	(25,017)
	$(41,645)	$ 53,346
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	$(49,023)	$ (65,507)
Capitalized Software	--	(3,725)
Deposits; application of mold deposit to property	--	26,250
	$(49,023)	$ (42,982)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Common Stock Issued through exercised stock options	$ 115	$ --
Additional Paid In Capital from exercised stock options	39,335	--
	$ 39,450	$ --
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$ (51,218)	$ 10,364
Cash And Cash Equivalents
At Beginning Of Period	1,624,728	1,426,381
Cash And Cash Equivalents At Ending of Period	$1,573,510	$ 1,436,745

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 955	$ 19,510
Cash allocated for Cash Distribution	$ 0	$ 49,537

Cash And Cash Equivalents:
Cash	$6,659	$ 6,648
Money Market Accounts	543,796	499,636
Certificates Of Deposit	1,023,055	930,461
	$ 1,573,509	$ 1,436,745

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six month periods ending June 30, 2000 and June 30, 1999. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1999 as filed with Securities and Exchange Commission.

The results of operation for the three and six month periods ended June 30, 2000 and June 30, 1999, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	June 30, 2000	December 31 1999
Parts	$346,079	$ 256,334
Work in progress	17,080	52,279
Finished goods	136,043	48,877
	$499,202	$ 357,490

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic and diluted loss per share for the six month period ended June 30, 2000, is computed by dividing loss by the number of common shares outstanding for the period, excluding equivalent shares from possible stock option exercises, the effect of which would be anti- dilutive. The number of common shares outstanding used for calculation of basic and diluted loss per share was 5,068,667 for the six month period ended June 30, 2000.

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted- average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,679,996 and 5,590,927 for the quarters ended June 30, 2000 and 1999 respectively.
For the Quarter Ended June 30, 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS Income available to common stockholders	$10,955	5,679,996	$0.002
Diluted EPS Income available to common stockholders+assumed conversions	$10,955	5,668,667	$0.002

NOTE 4 - STOCK OPTIONS

As of June 30, 2000, the Company had outstanding stock options that have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 11, 2000, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 11, 2000 totaled 220,000 shares under option and have an exercise price of $2.81 per share. The options granted on February 11, 2000 may be exercised any time during the period from February 11, 2000 through February 10, 2003. The Company's Form 8-K dated February 11, 2000, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment. During the 12 month period from June 30, 1999 to June 30, 2000, 160,000 shares under option expired, 115,000 shares under option were exercised, and 220,000 shares under option were granted. At June 30, 2000 there were 600,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the six month period ended June 30, 2000, services in the amount of $31,732, were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

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

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2000. The following statements may be forward looking in nature and actual results may differ materially.

A. Results of Operations

REVENUES:

Total revenues from the sale of the Company's ESTeem™ wireless modem systems, accessories, and services increased to $388,980 for the second quarter of 2000, reflecting a 10% increase when compared to $352,428 for the second quarter of 1999. Gross revenues increased to $408,972 for the quarter ended June 30, 2000, from $367,518 for the same quarter of 1999. Increased sales of the Company's products for industrial automation projects during the second quarter of 2000 is responsible for the increased sales revenues, when compared with the same quarter for 1999.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government sales. Domestic commercial sales increased to $355,321 in the second quarter of 2000, as compared to $290,721 for the second quarter of 1999, due to increased product sales to for industrial automation projects. During the second quarter of 1999, the Company had experienced reduced product sales revenues in the industrial automation market, due to, in Management's opinion, decreased demand in automated control projects in the short term, and competitive pressures from alternative product providers. During the second quarter of 2000, this trend was reversed in the near term. The lengthy purchase cycles for industrial automation projects where the Company's products are used makes prediction of trends difficult.

Foreign export sales for the second quarter of 2000 decreased to $29,232 as compared to the $36,004 in the same quarter of 1999. Management believes the reduction in foreign export sales is a continuation of slow foreign sales experienced during 1999, which may continue in the near term, but uncertainty of foreign sales makes trends difficult to predict.

U.S. Government sales decreased to $4,426 in the second quarter of 2000, a decrease from second quarter 1999 U.S. Government sales of $25,703. Management believes the decreased U.S. Government sales is a result of a continued lack of new projects and purchases for the Company's products, which was experienced throughout 1999. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

During the quarter ended June 30, 2000 material and services provided to the Blaine County, Idaho Sheriff's Department and the City of Gainesville, Texas, Police Department accounted for 19% and 15% of the Company's sales and service revenues, respectively. No other sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 2000.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the second quarter of 2000 and 1999 are as follows:

For the second quarter of
	2000	1999
Domestic Sales	91%	83%
Export Sales	8%	10%
U.S. Government Sales	1%	7%

A percentage breakdown of EST's product sales categories for the second quarter of 2000 and 1999 are as follows:

For the Quarter Ended June 30
	2000	1999
ESTeem Model 192	61%	57%
ESTeem Model 95	4%	3%
ESTeem Model 96	4%	1%
ESTeem Model 84SP/85SP	1%	--
ESTeem Accessories	21%	31%
Factory Services	2%	2%
Site Support	7%	6%

Sales for the second quarter of 2000 and 1999 include foreign export sales as follows:
Three Months Ended	June 30, 2000	June 30, 1999
Export sales	$ 29,232	$ 36,004
Percent of sales	8%	10%

The geographic distribution of foreign sales for the second quarter of 2000 and 1999 is as follows:
Percent of Foreign Sales
COUNTRY	June 30, 2000	June 30, 1999
South Korea	38%	--
Turkey	19%	--
Brazil	18%	11%
Israel	13%	--
India	12%	--
Mexico	--	59%
Ecuador	--	18%
Indonesia	--	8%
Canada	--	3%
Thailand	--	1%

The majority of the Company's domestic sales for the second quarter of 2000 were used in Industrial Automation applications.

Industrial Automation applications have historically been the majority of the Company's domestic sales, which Management believes will continue for the foreseeable future, but will also be, augmented by sales of Mobile Data Computer Systems for public safety entities. It is Management's opinion that the majority of foreign export applications will continue to be in Industrial Automation applications for the foreseeable future.

Based on previous sales activity, the majority of all U.S. Government purchases are expected to be under the Company's General Services Administration (GSA) contract. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically, Federal sales average approximately 18% of annual sales, but this level cannot be guaranteed. Due to the uncertain nature of Federal purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal purchases in 2000 will be under this contract.

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

BACKLOG:

The Corporation had backlog of $155,000 as of June 30, 2000. Order backlog delivery expected in early in the 3rd Quarter of 2000, or is part of ongoing large-scale public safety Mobile Data Computer (MDC) projects. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 to 10 working days after receipt of an order from a customer.

COST OF SALES:

Cost of sales percentage for the second quarters of 1999 and 1998 was 55% and 53%, respectively. Cost of Sales variation is normally attributed to the types of product sold and the size of the order. Larger orders grant lower sales prices because of volume discounting, reducing the margin of profit. The increase in cost of sales in the second quarter of 2000 is due to a combination of decreased sales prices and product mix.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2000 were $15,399 higher than the second quarter of 1999. The following is a delineation of operating expenses:

For the quarter ended:	June 30, 2000	June 30, 1999	Increase (Decrease)
Finance/Administration	$ 44,312	$ 37,939	$ 6,373
Research/Development	40,470	40,823	(353)
Marketing	58,888	63,020	(4,132)
Customer Service	27,895	14,384	13,511
Total Operating Expenses	$ 171,565	$ 156,166	$ 15,399

FINANCE AND ADMINISTRATION:

During the second quarter of 2000, Finance and Administration expenses increased $6,373 from the second quarter of 1999. Increases in professional services charges billed to the Company and increases in printing costs and postage associated with Company administration are responsible for the increased expenses when compared with the same quarter of 1999.

RESEARCH AND DEVELOPMENT:

During the second quarter of 2000, Research and Development expenses decreased $353 from the same period in 1999. The decrease is attributable to timing differences in salaries within the department when compared with the same quarter of 1999.

MARKETING:

During the second quarter of 2000, Marketing expenses decreased $4,132 from the same period in 1999. The decrease is the result of lower printing services and postage expenses during the second quarter of 2000.

CUSTOMER SERVICE:

Customer service expenses increased $13,511 in the second quarter of 2000 as compared with the second quarter of 1999. The increase is attributable to increased salaries and wages due to the addition of employees to the department, as well as increased travel expenses during the quarter ended June 30, 2000, when compared with the same period of 1999.

INTEREST INCOME:

The Corporation earned $19,992 in interest income during the quarter ended June 30, 2000. Sources of this income were savings and money market accounts, and short term investments.

ENGINEERING SUPPORT:

Engineering support costs increased to $21,113 for the quarter ended June 30, 2000, as compared to $19,148 for the same period of 1999. This increase in engineering support costs for the second quarter of 2000 is a result of an increase in engineering services performed by the Company for customers when compared with the second quarter of 1999.

NET INCOME (LOSS):

The Company had a net income of $10,955 for the second quarter of 2000, compared to a $10,304 net income for the same quarter of 1999. The net income increase is attributable to increased sales revenues during the second quarter of 2000 when compared with the same period of 1999. The net income for the second quarter of 2000 reduced the Company's year to date net loss to $19,402 as of June 30, 2000, as compared with a year to date net loss of $34,716 at June 30, 1999. The year to date net loss for the Company is the result of lower than expected sales revenues during first quarter 2000, and increased year to date operating expenses.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2000 was 13:1 compared to 34.2:1 at December 31, 1999.

The decrease in current ratio is due to increases in refundable customer deposits and accounts payable amounts when compared with December 31, 1999 amounts.

For the quarter ending June 30, 2000, the Company had cash and cash equivalent short-term investment holdings of $1,573,510 as compared to cash and cash equivalent holdings of $1,624,728 at December 31, 1999. The decrease is attributable to increased inventory levels, capital assets, and the Company's net loss when compared with December 31, 1999.

Accounts receivable decreased to $148,065 as of June 30, 2000, from December 31, 1999 levels of $154,788. Management believes all of the Company's accounts receivable as of June 30, 2000 are collectible. Inventory increased to $499,202 at June 30, 2000, from December 31, 1999 levels of $357,490, due to increased procurement for production of products primarily for Mobile Data Computer projects. Provision for Federal Income Taxes increased to $15,996 at June 30, 2000 as the provision for potential tax credit for the Company increased for the period ended June 30, 2000, as this provision was calculated from the Company's year to date net loss as of June 30, 2000.

The Company's fixed assets, net of depreciation, increased to $175,372 as of June 30, 2000, increased from December 31, 1999 levels of $145,123, due to capital expenditures of $49,023. The expenditures were for software development tools for the new ESTeem 192E Ethernet product and additional equipment used in the manufacturing of the Company's products. Management foresees additional capital expenditures may be necessary in 2000 to support the production and sale of the Company's products.

As of June 30, 2000, the Company's trade accounts payable balance was $50,940 as compared with $36,607 at December 31, 1999, and reflects amounts owed for purchases of inventory items and contracted services. Refundable deposit liability was $100,450 for the quarter ended June 30, 2000, and reflects prepaid amounts for Mobile Data Computer customers under contract prior to delivery of material by the Company.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2000 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2000

FORWARD LOOKING STATEMENTS: The above discussion may contain forward looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: competitive factors such as rival wireless architectures and price pressures; availability of third party component products at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; change in product mix, and risk factors that are listed in the Company's reports and registration statements filed with the Securities and Exchange Commission.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to the Securities Holders

At the Company's Annual Stockholder Meeting on June 2, 2000, in Kennewick, Washington the following items were voted on by the stockholders with the following outcomes:

Item #1 Election of Directors:

Melvin H. Brown

Votes for: 3,880,776	Abstaining: 14,836

Arthur Leighton

Votes for: 3,882,078	Abstaining: 13,534

Robert Southworth

Votes for: 3,784,384	Abstaining: 110,728

Item #2 Ratification of Robert Moe & Associates, P.S. as independent auditors of the Corporation for the fiscal year ending December 31, 2000.
Votes for: 3,878,290	Votes against: 2,857	Abstaining: 14,950

Item #3 Authorization of proxy to vote upon other matters as may properly come before the meeting. (No such issues were brought before the meeting)

Votes for: 3,774,618	Votes against: 98,667	Abstaining: 22,812

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 27. Financial Data Schedule, June 30, 2000

(b) Reports on Form 8-K

Form 8-K dated February 11, 2000 is incorporated herein by reference.
Exhibit Index	Reference Form 10-QSB

Exhibit Number	Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.

Form 8-K dated Feb 11, 2000 is incorporated herein by reference.

11. Statement Re: computation of per share earnings	Note 3 to Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: July 27, 2000	/s/ T.L KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

Date: July 27, 2000	/s/ ROBERT SOUTHWORTH
Name: Robert Southworth
Title: Director/Secretary/Treasurer
(Principal Financial Officer)