Form 10QSB/A
period 2000-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2000-08-11
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS

WASHINGTON D.C. 20549

FORM 10-QSB/A

AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

(as prepared by Management)

(Unaudited)

Six Months Ended	June 30, 2000	June 30, 1999
Sales	$ 588,926	$ 511,486
Other Revenues	109,165	91,186
Gross Profit	265,435	241,764

Net Income (Loss) Before Taxes	(29,398)	(52,601)
Net Income (Loss) After Taxes	(19,402)	(34,716)

Earnings (Loss) Per Share Before Taxes
Basic	$ (0.005)	$ (0.01)
Diluted	(0.005)	(0.01)

Earnings (Loss) Per Share After Taxes
Basic	$ (0.004)	$ (0.01)
Diluted	(0.004)	(0.01)

Weighted Average Shares Outstanding (Basic)
Primary	5,679,996	5,590,927
Diluted	5,679,996	5,590,927

Total Assets	$ 2,438,646	$ 2,281,656

Long-Term Debt and Capital Lease
Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,264,800	$ 2,157,735

Shareholders' Equity Per Share	$ 0.44	$ 0.44

Working Capital	$ 2,081,185	$ 1,983,369

Current Ratio	13:1	17 : 1

Equity To Total Assets	93%	95%

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

COST OF SALES:

Cost of sales percentage for the second quarters of 2000 and 1999 was 55% and 53%, respectively. Cost of Sales variation is normally attributed to the types of product sold and the size of the order. Larger orders grant lower sales prices because of volume discounting, reducing the margin of profit. The increase in cost of sales in the second quarter of 2000 is due to a combination of decreased sales prices and product mix.

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