Form 10QSB
period 2000-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2000-11-14
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS

WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30 2000

Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4

Kennewick WA 99336

Registrant's telephone number, including area code:	(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of common stock as of September 30, 2000 was 5,068,667.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

(as prepared by Management)

(Unaudited)

SELECTED FINANCIAL DATA

Nine Months Ended	September 30, 2000	September 30, 1999
Sales	$ 1,021,365	$ 787,377
Other Revenues	176,620	136,670
Gross Profit	457,655	378,596

Income (Loss) Before Taxes	36,550	(18,864)
Net Income (Loss) After Taxes	24,124	(12,451)

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.006	$(0.004)
Diluted	0.006	(0.004)

Earnings (Loss) Per Share After Taxes
Basic	$ 0.004	$ (0.003)
Diluted	0.004	(0.003)

Weighted Average Shares Outstanding (Basic)
Primary	5,744,992	5,553,941
Diluted	5,744,992	5,553,941

Total Assets	$ 2,457,104	$2,244,301

Long-Term Debt and Capital Lease Obligations	$ 0	$ -0-

Shareholders' Equity	$ 2,308,326	$2,180,000

Shareholders' Equity Per Share	$ 0.46	$ 0.44

Working Capital	$ 2,113,748	$2,014,620

Current Ratio	16:1	32:1

Equity To Total Assets	94%	97%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

BALANCE SHEET

(as prepared by Management)

(Unaudited)

	September 30, 2000	Dec. 31 ,1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,506,262	$ 1,624,728
Accounts Receivable, net of allowance for uncollectibles	212,707	154,788
Inventory	519,347	357,490
Accrued Interest	8,769	5,415
Prepaid Expenses	15,441	5,652
Provision for Federal Income Taxes	0	5,045
Total Current Assets	$ 2,262,526	$ 2,153,118

PROPERTY & EQUIPMENT net of Depreciation of $308,318 at September 30, 2000 and $278,821 At Dec. 31, 1999

	186,949	145,123

OTHER ASSETS	7,629	9,474
TOTAL ASSETS	$ 2,457,104	$ 2,307,715

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 44,546	$ 36,607
Refundable Deposits	78,038	--
Deferred Tax Liability	816	816
Accrued Liabilities	21,952	25,540
Federal Income Taxes Payable	3,426	25,540
Total Current Liabilities	148,778	62,963

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,068,667 Shares Issued And Outstanding

	$ 5,069	$ 4,954
Additional Paid-in Capital	933,464	894,129
Retained Earnings	1,369,793	1,345,669
	$ 2,308,326	$ 2,244,752

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
	$ 2,457,104	$ 2,307,715

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENT OF OPERATIONS

(as prepared by Management)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999

SALES	$432,439	$ 275,891	$1,021,365	$ 787,377
COST OF SALES
Beginning Inventory	$ 499,202	$ 417,514	$ 357,490	$ 385,365
Purchases and Allocated Costs	260,365	109,559	725,567	411,430
	759,567	$ 527,073	1,083,057	$ 796,795
Ending Inventory	519,347	388,014	519,347	388,014
Total Cost of Sales	$ 240,220	$ 139,059	$ 563,710	$ 408,781
Gross Profit	$ 192,219	$ 136,832	$ 457,655	$ 378,596

OPERATING EXPENSES
Finance/Administration	$ 33,872	$ 35,047	$ 125,669	$ 142,228
Research & Development	48,964	35,404	139,346	119,815
Marketing	55,692	48,277	170,140	155,234
Customer Service	22,814	12,276	$ 73,604	44,780
Total Operating Expense	$ 161,342	$ 131,004	$ 508,759	$ 462,057
OPERATING INCOME (LOSS)	$ 30,877	$ 5,828	$ (51,104)	$(83,461)

Other Income (expenses)
Interest Income	$ 19,967	$ 14,331	$ 58,543	$ 44,398
Engineering Services	47,488	31,153	118,077	92,272
Engineering Support	(32,385)	(17,575)	(88,966)	(72,074)
Other Income (expense)	$ 35,070	$ 27,909	$ 87,654	$ 64,596

INCOME (LOSS) BEFORE TAX	$ 65,947	$ 33,737	36,550	$(18,865)
Provision For Income Tax	(22,422)	(11,471)	(12,426)	6,414

NET INCOME (LOSS)	$ 43,525	$ 22,266	$ 24,124	$(12,451)

Basic Earnings (Loss) Per Share
Before Tax	$ 0.01	$ 0.006	$ 0.006	$(0.004)
Basic Earnings (Loss) Per Share
After Tax	$ 0.008	$ 0.004	$ 0.004	$(0.003)

Diluted Earnings (Loss) Per Share
Before Tax	$ 0.01	$ 0.006	$ 0.006	$(0.004)
Diluted Earnings (Loss) Per Share
After Tax	$ 0.008	$ 0.004	$ 0.004	$(0.003)

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENT OF CASH FLOWS

(as prepared by Management)

(Unaudited)

Nine Months Ended	September 30, 2000	September 30, 1999

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:

Net Income (Loss)	$24,124	$ (12,451)
Noncash items included in income:
Depreciation	29,497	23,805
Amortization	1,845	2,148
Provision for Federal Income Taxes	5,045	(22,414)

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	(57,919)	187,292
Inventory	(161,857)	(2,649)
Prepaid Expenses	(9,789)	(13,689)
Accrued Interest	(3,354)	3,043

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	4,351	$(66,422)
Refundable Deposits	78,038	--
Accrued Federal Income Taxes	3,426	(14,510)
Deferred Income	--	(25,017)
	$(86,593)	$ 117,229
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	$(71,323)	$ (65,507)
Capitalized Software	--	(3,725)
Deposits; application of mold deposit to property	--	26,250
	$(71,323)	$(43,897)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Payment of Cash Distribution		$(49,537)
Common Stock Issued through exercised stock options	$ 115	$ --
Additional Paid In Capital from exercised stock options	39,335	--
	$ 39,450	$(49,537)
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$ (118,466)	$ 23,795
Cash And Cash Equivalents
At Beginning Of Period	1,624,728	1,426,381
Cash And Cash Equivalents At Ending of Period	$1,506,262	$1,450,176

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 3,955	30,510

Cash And Cash Equivalents:
Cash	$5,803	$ 6,650
Money Market Accounts	461,877	628,962
Certificates Of Deposit	1,038,582	814,564
	$ 1,506,262	$1,450,176

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the ² Company² ), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2000 and September 30, 1999. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 1999 as filed with Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 2000 and September 30, 1999, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	September 30 2000	December 31 1999
Parts	$307,430	$ 256,334
Work in progress	92,787	52,279
Finished goods	119,130	48,877
	$519,347	$ 357,490

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted- average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,744,992 and 5,553,941 for the quarters ended September 30, 2000 and 1999 respectively.
For the Quarter Ended September 30, 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS Income available to common stockholders	$43,525	5,744,992	$0.008
Diluted EPS Income available to common stockholders+assumed conversions	$43,525	5,648,667	$0.008

NOTE 4 - STOCK OPTIONS

As of September 30, 2000, the Company had outstanding stock options that have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 11, 2000, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 11, 2000 totaled 220,000 shares under option and have an exercise price of $2.81 per share. The options granted on February 11, 2000 may be exercised any time during the period from February 11, 2000 through February 10, 2003. The Company's Form 8-K dated February 11, 2000, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment. During the 12 month period from September 30, 1999 to September 30, 2000, 165,000 shares under option expired, 115,000 shares under option were exercised, and 220,000 shares under option were granted. At September 30, 2000 there were 580,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 2000 services in the amount of $73,652 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

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

ITEM II

MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the company's unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2000. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company's ESTeem™ wireless modem systems, accessories, and services increased to $479,927 for the third quarter of 2000 as compared to $307,044 in the third quarter of 1999, reflecting an increase of 56%. Gross revenues increased to $499,894 for the quarter ending September 30, 2000, from $321,375 for the same quarter of 1999, reflecting an increase of 56%. The sales revenue increase is attributable to timing differences for revenues recognized by the Company for Mobile Data Computer (MDC) for public safety entities projects using the Company's products, when compared with the same period of 1999, and large volume shipments to the Company's distributors for use in Industrial Automation applications. In Management's opinion, the increase in revenues for the quarter ended September 30, 2000 is a short-term result and should not be viewed as a long-term trend.

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

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales increased to $404,187 in the third quarter of 2000 as compared to $227,339 for the third quarter of 1999. Foreign export sales for the third quarter of 2000 increased to $68,703 as compared to the $58,669 in the same quarter of 1999, due to strong sales activity in Brazil.

U.S. Government sales decreased in the third quarter of 2000 to $7,037, down from third quarter 1999 levels of $21,036. Management believes the decreased U.S. Government sales is a result of a continued lack of new projects and purchases for the Company's products, a trend experienced by the Company for the previous twelve months, and which Management feels may continue for the foreseeable future. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

During the quarter ended September 30, 2000, material and services provided to the Blaine County, Idaho, Sheriff's Department and the City of Florence, Alabama, Police Department accounted for 23% and 19% of the Company's sales and service revenues, respectively. Sales to Industrial Electronics and Controls, a southwestern regional distributor, consisted of 12% of the Company's sales and service revenues. No other sales to a single customer comprised 10% or more of the Company's product and service sales for the quarter ending September 30, 2000.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the third quarter of 2000 and 1999 are as follows:

For the third quarter of
	2000	1999
Domestic Sales	85%	74%
Export Sales	14%	19%
U.S. Government Sales	1%	7%

A percentage breakdown of EST's product sales categories for the third quarter of 2000 and 1999 are as follows:
For the Quarter Ended September 30
	2000	1999
ESTeem Model 192	46%	46%
ESTeem Model 95	3%	18%
ESTeem Model 96	1%	9%
ESTeem Accessories	38%	14%
Factory Services	2%	3%
Site Support	10%	10%

Sales for the third quarter of 2000 and 1999 include foreign export sales as follows:
Three Months Ended	September 30, 2000	September 30, 1999
Export sales	$ 68,703	$ 58,669
Percent of sales	14%	19%

The geographic distribution of foreign sales for the third quarter of 2000 and 1999 is as follows:
Percent of Foreign Sales
COUNTRY	September 30, 2000	September 30, 1999
Brazil	63%	44%
Australia	16%	--
South Korea	7%	16%
Canada	5%	--
Taiwan	5%	--
Indonesia	2%	3%
Ecuador	1%	--
Austria	Nil	--
Croatia/Slovenia	--	24%
Thailand	--	7%
Israel	--	6%
Mexico	--	Nil

The majority of the Company's domestic and foreign sales for the third quarter of 2000 were used in Industrial Automation applications. Industrial Automation applications have historically been the majority of the Company's domestic sales, which Management believes will continue for the foreseeable future, but will also be, augmented by sales of Mobile Data Computer Systems for public safety entities. It is Management's opinion that the majority of foreign export applications will continue to be in Industrial Automation applications for the foreseeable future.

Based on previous sales activity, the majority of all U.S. Government purchases are expected to be under the Company's General Services Administration (GSA) contract. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Historically, Federal sales average approximately 18% of annual sales, but this level cannot be guaranteed, as is demonstrated in the reduced Federal sales volume the Company has experienced in the last twelve months. Due to the uncertain nature of Federal purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of U.S Government purchases in 2000 will be under this contract.

BACKLOG:

The Company had backlog of $126,000 at September 30, 2000, for orders placed late in the quarter. The Company expects to make delivery of all backlog items in the fourth quarter of 2000 or alternatively the backlog is part of ongoing large-scale public safety Mobile Data Computer (MDC) projects and will be delivered as part of project timelines. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 to 10 working days after receipt of an order from a customer.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 2000 and 1999 were 56% and 50% of gross sales respectively. Cost of Sales variations are attributable to the type of product sold and the size of the order. Larger orders grant lower sales prices because of volume discounting, reducing the margin of profit. The increase in cost of sales in the third quarter of 2000 is due to a combination of decreased sales prices and product mix.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2000 increased $30,338 when compared with the third quarter of 1999. The following is a delineation of operating expenses:
For the quarter ended:	September 30, 2000	September 30, 1999	Increase (Decrease)
Finance/Administration	$ 33,872	$35,047	$(1,175)
Research/Development	48,964	35,404	13,560
Marketing	55,692	48,277	7,415
Customer Service	22,814	12,276	10,538
Total Operating Expenses	$ 161,342	$ 131,004	$ 30,338

FINANCE AND ADMINISTRATION:

During the third quarter of 2000 Finance and Administration expenses decreased $1,175 when compared with the third quarter of 1999. The decrease is the result of decreased professional services in the third quarter of 2000 in comparison.

RESEARCH AND DEVELOPMENT:

During the third quarter of 2000, Research and Development expenses increased $13,560 when compared with the third quarter of 1999. The increase in Research and Development expenditures during the third quarter of 2000 was due to increased subcontracted engineering expertise contracted by the Company primarily for development of the ESTeem Ethernet based products.

MARKETING:

Marketing expenses increased $7,415 from the same period in 1999, due to timing differences in advertising and tradeshow expenditures by the Company as well as increased salaries and wages being assigned to the department when compared with the same period of 1999.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 2000 increased $10,538 when compared with the third quarter of 1999. The increase is primarily the result of increased salaries and wages from an additional employee being added to the department during 2000.

INTEREST INCOME:

The Corporation earned $19,967 in interest income for the quarter ended September 30, 2000. Sources of interest income were short-term investments, as well as savings and money market accounts.

ENGINEERING SUPPORT:

Engineering support costs increased to $32,385 for the quarter ended September 30, 2000, as compared to $17,575 for the same period of 1999. The increase in engineering support costs is a direct result of increased engineering services performed by the Company for customers in the third quarter of 2000.

NET INCOME (LOSS):

The Corporation had net income of $43,525 for the third quarter of 2000, compared to a $22,266 for the third quarter of 1999. The increase is attributable to increased sales revenues and other income during the third quarter of 2000, as compared with the third quarter of 1999

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2000 was 16:1 compared to 34.2:1 at December 31, 1999. The decrease in current ratio is due to increases in refundable customer deposits and accounts payable amounts when compared with December 31, 1999 amounts.

For the quarter ending September 30, 2000, the Company had cash and cash equivalent short-term investment holdings of $1,506,262 as compared to cash and cash equivalent holdings of $1,624,728 at December 31, 1999. The decrease is attributable to increased inventory levels, capital asset procurement, and prepaid expenses paid by the Company, while being offset by receipt of refundable deposits from customers and the Company's net income for the quarter ended September 30, 2000.

Accounts receivable increased to $212,707 as of September 30, 2000, from December 31, 1999 levels of $154,788. Management believes all of the Company's accounts receivable as of September 30, 2000 are collectible. Inventory increased to $519,347 at September 30, 2000, from December 31, 1999 levels of $357,490, due to increased procurement for production of products for both Mobile Data Computer, Industrial Automation projects and new product development. Provision for Federal Income Taxes decreased to $0 at September 30, 2000 as the Company's estimated tax liability for Net Income at quarter end absorbed the provision as compared with December 31, 1999 levels.

The Company's fixed assets, net of depreciation, increased to $186,949 as of September 30, 2000, from December 31, 1999 levels of $145,123, due to capital expenditures of $71,323. The expenditures were for software development tools for the new ESTeem 192E Ethernet product and additional equipment used in the manufacturing of the Company's products. Management foresees additional capital expenditures may be necessary to support the production and sale of the Company's products.

As of September 30, 2000, the Company's trade accounts payable balance was $44,546 as compared with $36,607 at December 31, 1999, and reflects amounts owed for purchases of inventory items and contracted services. Refundable deposit liability was $78,038 for the quarter ended September 30, 2000, and reflects prepaid amounts for Mobile Data Computer customers under contract prior to delivery of material by the Company.

It is Management's opinion the Company's cash, cash equivalent reserves, and working capital at September 30, 2000 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

(a) Exhibits

Exhibit 27. Financial Data Schedule, September 30, 2000

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
ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 4, 2000	/s/ T.L KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

Date: November 4, 2000	/s/ ROBERT SOUTHWORTH
Name: Robert Southworth
Title: Director/Secretary/Treasurer
(Principal Financial Officer)