Form 10KSB
period 2000-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2001-03-27
CIK 752294

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ] Not applicable [ ]

State issuer's revenues for its most recent fiscal year. $1,584,665.

On February 9, 2001 the aggregate market value, based on the asked price, of the voting stock held by nonaffiliates of the registrant was $2,042,411.

The number of shares outstanding of the registrant's common stock as of February 9, 2001:  5,093,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  (1) Form S-18, effective Nov. 5, 1984, Commission File No. 2-92949-S; (2) Form 8-K, filed March 15, 1985, Commission File No. 2-92949-S; Form 8-A, Commission File No. 000-27793, dated October 25, 1999; Forms 8-K dated July 12, 1991, December 14, 1992, December 10, 1993, February 7, 1997, June 5, 1997, February 6, 1998, June 4, 1998, February 12, 1999, June 11, 1999, February 11, 2000, and February 9, 2001.

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

BUSINESS

Electronic Systems Technology, Inc. ("EST" or the "Company") specializes in the manufacturing and development of wireless modem products. The Company uses research and development, manufacturing, and marketing efforts to produce and market the Company's line of ESTeem (TM) Wireless Modem products and accessories. The Company offers product lines, which provide innovative communication solutions for applications not served by existing conventional communication systems. The Company's products are offered in markets for process automation in commercial, industrial, and government arenas both domestically and internationally, as well as domestic markets for public safety communications infrastructure, primarily used by police and fire departments. The Company's product lines are marketed through direct sales, sales representatives, and domestic and foreign resellers.

The Company was incorporated in the State of Washington in February 1984, and was granted a U.S. Patent for the "Wireless Computer Modem" in May 1987, and Canadian patent in October 1988. In the past three years, the Company has continued to improve its products to incorporate the latest technology and respond to customer needs and market opportunities. During 2000, the Company's development efforts concentrated on the development of the ESTeem 192E product line of spread spectrum, non-licensed radio frequency modems using Ethernet based communication protocols, which is to be brought to market during the first quarter of 2001. In an effort to continually expand its customer base, particularly in the industrial control arena, the Company continues with efforts to team with all major programmable logic controller (PLC) hardware vendors. The Company has also been involved from time to time as a hardware provider for Government programs such as the Core Automated Maintenance System (CAMS) for the U.S. Air Force and Automatic Identification Technology (AIT) for the U.S. Army. During 2000, the Company continued marketing ESTeem products for use in mobile data terminal applications by public safety entities, and continued to participate in foreign and domestic Supervisory Control and Data Acquisition (SCADA), Industrial Automation, and Government marketplaces.

PRODUCTS AND MARKETS

EST's products provide communication links between computers, peripherals, and instrumentation controls using radio frequency waves. The Company's products are packet burst, VHF & UHF FM radio modems, operating in radio frequency bands of 72 to 76 Megahertz (MHz), 150 to 174 MHz, 400 to 420 MHz, 450 to 470 MHz, and 2.4 Gigahertz (GHz).

The proliferation of computer applications in business, industry and public service has created an constantly changing environment of automation and networking, requiring increasing amounts of data transfer. Prior to the invention of the ESTeem modem, the majority of data transfers used telephone modems or direct cable connections, both of which have costly side effects. Telephone modems have a potentially expensive monthly charge for the use of telephone lines, and direct cable connections can have installation costs as much or more than the cost of the communication system. ESTeem wireless modem products provide a "Wireless Solution" by eliminating the need for conventional hardwiring and leased phone lines.

All of the ESTeem models ("ESTeems") come with industry standard asynchronous communications ports, giving users new dimensions to "Local Area Networking". As many as 253 devices can be interfaced on a single frequency. ESTeem wireless modems have over one hundred internal software commands, which are saved in non-volatile memory, allowing user friendly configuration for any application.

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

PRODUCT APPLICATIONS

Some of the major applications and/or industries for which the ESTeem products are being utilized are as follows:
Water and Waste Water Industry	Overhead Crane Control
Industrial Automation	Shop Floor Manufacturing
Remote Data Acquisition (SCADA)	Intra-Office/Building Computer Networking
Law Enforcement/Public Safety

Power Utility	Federal
Oil/Gas Pipeline	Ground Mobile Communications
Material Handling	Ship to Shore Communications
Flight Line Maintenance

PRODUCT LINES

Model 192C. A licensed narrow band packet burst transceiver for commercial, industrial, and public safety applications operating in the 450 to 470 MHz spectrum. The digitally synthesized transceiver is field tunable over the operating band in 6.25 KHz increments. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 15 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192C are as follows:

Domestic: Industrial Automation, inventory control, public safety.

International: Telephone by-pass, and industrial automation.

Model 192F. A licensed narrow band packet burst transceiver for foreign market commercial, industrial automation, public safety and Federal (USA only) applications operating in the 400 to 420 MHz spectrum. The digitally synthesized transceiver is field tunable over the operating band in 6.25 KHz increments. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 15 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192F are as follows:

Federal: Inventory and command control.

Model 192M. A licensed narrow band packet burst transceiver for foreign and domestic commercial, industrial automation, and public safety applications operating in the 150 to 174 MHz spectrum. The digitally synthesized transceiver is field tunable over the operating band in 6.25 KHz increments. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 15 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192M are as follows:

Domestic: Industrial automation, inventory control, and public safety.

International: Telephone by-pass, industrial automation and SCADA.

Model 192V. A licensed narrow band packet burst transceiver for foreign and domestic commercial and industrial applications operating in the 72 to 73 MHz spectrum (66 to 72 and 74 to 76 custom order). The digitally synthesized transceiver is field tunable over the operating band in 20 KHz increments. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 5 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192V are as follows:

Domestic: Industrial automation and inventory control.

International: Telephone by-pass and industrial automation.

Model 192S. A low cost unlicensed direct sequence spread spectrum transceiver for foreign and domestic commercial and industrial applications operating in the 2.4 GHz spectrum. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 10 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192S are as follows:

Domestic: Industrial automation and inventory control.

International: Telephone by-pass and industrial automation.

Federal: Inventory and command control.

Model 95. A low cost licensed narrow band packet burst transceiver for foreign and domestic commercial and industrial applications operating in the 72 to 73 MHz spectrum (66 to 72 and 74 to 76 custom order). The digitally synthesized transceiver is field tunable over the operating band in 20 KHz increments. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 5 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 95 are as follows:

Domestic: Industrial automation and inventory control.

International: Telephone by-pass and industrial automation.

Federal: Inventory and command control.

ADDITIONAL PRODUCTS AND SERVICES

The Company sells various accessories that support its EST product lines. Accessories are purchased from other manufacturers and resold by EST to support the application of ESTeem modems. Antennas, power supplies and cable assemblies are examples of such items. The Company also provides direct services to customers, such as repair and upgrade of ESTeem products. To assist in the application of ESTeem wireless modems the Company provides professional services, site survey testing, system start-up, and custom engineering services.

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company's products compete in the rapidly changing technology environment of the communications industry, where standards and technologies are subject to rapid and unexpected changes. This environment results in it being necessary for the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive. Research and Development expenditures for new product development and improvements of existing products by the Company for 2000 and 1999 were $181,571 and $171,658, respectively. None of the Company's research and development expenses were directly paid for by any of the Company's customers. During 2000, the Company continued to contract with an independent, nonaffiliated, engineering company specializing in radio design, when that expertise was required.

During 2000, the Company's development resources were used primarily for the development of the ESTeem 192E, a spread spectrum, non-licensed, wireless, modem using the networking standard, Ethernet interface protocol, scheduled to be brought to market during the first quarter of 2001, to take advantage of perceived market opportunities for this type of product. This product is intended to augment the Company's existing products through the use of the Ethernet based, open network architecture, allowing the product to be used in broader variety of applications, such as "last mile" and building network applications. The Company plans on continued research and development expenditures and to undertake new development and improvement projects, as they become necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company's products are sold and distributed directly from the Company's facility through direct sales to end users of the ESTeem products. The remainder of the Company's sales are through non-exclusive, non-stocking Resellers. Normally, approximately seventy percent of the Company's products are distributed through direct sales and thirty percent are through Resellers. Customers generally place orders on an "as needed basis". Shipping dates for most products are generally 5 to 10 working days after receipt of a customer order. As of December 31, 2000, the Company had a backlog of $33,000 in sales orders.

During 2000, the Company continued to advertise in trade publications specifically targeted at users of control, instrumentation, and automation systems worldwide, and public safety entities domestically. The Company's advertising is primarily targeted toward potential customers using Programmable Logic Controllers (PLCs). There are approximately twenty-five major PLC manufacturers worldwide. The Company also attends tradeshows each year specifically targeted toward the customers and markets in which it sells products. For 2001, the Company intends to continue marketing strategies targeted at existing markets of industrial controls and Mobile Data Computers for public safety networks. The Company maintains an Internet web site to provide easy access to product and technical information for both present and potential customers of the Company's products. Due to the variable configuration possibilities of the Company's products, and existing distributor relationships, the Company has not implemented an electronic commerce internet website. The Company provides technical support and service for ESTeem products through phone support, field technicians, and Internet sources. The Company believes high quality customer and technical support is necessary and vital to its business and the markets in which it competes. To maintain this high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

The Company is continuing marketing activities directed towards all branches of the U.S. Government, including United States Armed Services. Examples of projects the Company's products have been included in the past are: flight-line maintenance for the United States Air Force, flight-line lighting for the United States Navy, command and inventory control for the United States Marine Corps, and the Automatic Identification Technology program for the United States Army.

For the year ended December 31, 2000, the largest sales concentration for the Company was to the Blaine County, Idaho Sheriff's Department, for a public safety, mobile data computer project, accounting for approximately 13% of the Company's product and services revenues. No other sales to a single customer comprised 10% or more of total product sales as of December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

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

COMPETITION

The Company's competition varies according to the market in which the Company's products are competing. All of the markets in which the Company's products are sold are highly competitive. Listed below are the markets the Company's products compete in and competition in those markets:
Major Market	Major Competitors

Industrial Automation, Remote Data Acquisition, Shop Floor Manufacturing, Overhead Crane Control	Control Chief, Data-Linc, GRE America, Johnson, Maxon, Microwave Data Systems and Motorola.

Computer Networking, inter and intra building	Adaptive Broadband, Aironet Wireless Communications, Cylink, Digital Wireless, Metricom, and Proxim

Radio Area Networking of hand held data collection terminals and bar coding	Intermec, LXE, Norand, Symbol Technologies, and Telxon

Mobile Data Computer systems for public safety applications	Data Radio, Motorola, various cellular service providers using CDPD architectures.

Federal applications	Adaptive Broadband, Data Radio, Datron Technology, Harris Computer Systems, Lockheed Martin, Magnavox, Motorola, Siemens, and Watkins-Johnson.

Management believes the ESTeem products compete favorably in the market because of performance, price, and adaptability of the products to a wide range of applications. The Company's major limitation in competing with other manufacturers is its limited marketing budget, which currently limits the Company's nationwide advertising and sales force presence.

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

GOVERNMENT REGULATION

For operation in the United States, the ESTeem Radio Modems require Federal Communications Commission (FCC) Type Acceptance. The FCC Type Acceptance is granted for devices, which demonstrate operation within mandated, observed, and tested performance criteria. All of the Company's products requiring FCC Type Acceptance have been granted such acceptance, with the exception of the new 192E Ethernet based product, which is scheduled for FCC Type Acceptance application during the first quarter of 2001.

For operation in Canada, the ESTeem RF Modems require Industry Canada Type Acceptance. Industry Canada grants the Type Acceptance for devices demonstrating operation within performance criteria mandated, observed, and tested. Of the Company's current production line, the ESTeem 192F, 192C, 192V, 192M and 192S have been granted type acceptance in Canada.

All ESTeem radio modem products, with the exception of the ESTeem 192S and 192E products, which are nonlicensed, spread spectrum wireless modems, require consumer licensing under Part 90 of the FCC Rules and Regulations, which must be applied for by the end user of the Company's products. The Company cannot guarantee customers will receive FCC consumer licenses in the VHF or UHF frequency spectrum for any particular application. The Company provides information to customers to assist in the application for FCC consumer licenses.

At the time of this filing the Company is unaware of any existing or proposed FCC regulation that would have an materially adverse effect on the Company's operations, but there can be no assurance that future FCC regulations will not have materially adverse effects on the operations of the Company.

SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of its products from sole suppliers. Motorola Corporation, Mitsubishi and Toko America Inc., as purchased through a number of distributors, supply key components for the Company's products. The components provided by Motorola and Toko America could be replaced or substituted by other products, if it became necessary to do so. If this action became necessary, a material interruption of production and/or material cost expenditures involved with locating and qualifying replacement components could take place.

Approximately 25% of the Company's inventory at December 31, 2000 consisted of parts having lead times ranging from 12 to 28 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the inventory dollar amount. Based on past experience with component availability, current distributor relationships, and current inventory levels, the Company does not foresee shortages of materials used in production. However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones and paging devices, has the potential of creating negative component availability and delivery issues for the Company in the future. The Company has been able to procure parts on a timely basis as of the date of this report, however this cannot be guaranteed in the future and if shortages were to occur material interruption of production and consequently product delivery to customers could occur.

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

EMPLOYEES

As of December 31, 2000, the Company employed a staff of 9 persons on a full time basis, 3 in marketing, 1 in technical support, 4 in engineering/manufacturing, and 1 in Finance and Administration. The Company's operations are dependent upon key members of its Engineering and Management personnel. In the event services of these key individuals were lost to the Company, adverse effects on the Company's operations may be realized. The Company employs part-time labor on an "as needed" basis, usually in engineering/manufacturing. At year-end 2000 the Company employed 4 part-time employees. None of the Company's employees are represented by a labor union and the Company believes it has good relations with its employees.

ITEM 2.

PROPERTIES

EST does not own any real property, plants, mines, or any other materially important physical properties. The Company's administrative offices and laboratories are located in leased facilities at 415 N. Quay Street, Kennewick, Washington. The Company leases its office and laboratory space in a lease agreement with The Port of Kennewick in Kennewick, Washington for approximately 6,300 square feet of office and laboratory space. As of January 1, 2001, the total monthly lease cost is $2,489.29, including a leasehold tax of $283.25. The lease covers a period of three years, expiring November 30, 2001.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2000 fiscal year.

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
	Bid		Ask
	High	Low	High	Low
Fiscal year ended December 31, 2000
First Quarter	3.50	0.35	3.625	0.40
Second Quarter	1.75	0.4688	2.00	0.625
Third Quarter	0.7188	0.375	0.9375	0.50
Fourth Quarter	0.5313	0.375	0.6875	0.4063
Fiscal year ended December 31, 1999
First Quarter	0.375	0.2813	0.5313	0.2813
Second Quarter	0.4063	0.34	0.50	0.34
Third Quarter	0.35	0.34	0.4375	0.35
Fourth Quarter	0.36	0.35	0.4063	0.35

The above data was compiled from information obtained from the National Quotation Bureau, Inc. daily quotation service.

The approximate number of record holders of common stock of the Registrant as of February 1, 2001 was 580 persons/entities.

Electronic Systems Technology Inc. paid non-cumulative, cash distributions on July 9, 1999, July 9, 1998 and July 11, 1997, respectively, each equivalent to $0.01 per outstanding share. The Company's Forms 8-K dated June 11, 1999, June 4, 1998 and June 5, 1997, as filed with the Securities and Exchange Commission are included herein by reference. Dividends undertaken by the Company will be solely at the discretion of the Board of Directors.

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

FISCAL YEAR 2000 vs. FISCAL YEAR 1999

GROSS REVENUES: Total revenues for the fiscal year 2000 were $1,584,665 reflecting a 10% increase from $1,434,393 gross revenues for fiscal year 1999. The increase is attributable primarily to increased product sales in 2000, of $1,310,524 as compared to 1999 sales of $1,239,390, reflecting an increase of 5%, as well as increases in Engineering Services and interest revenues received by the Company. Engineering Services during 2000 increased to $192,965 from 1999 levels of $134,521 due to an increase in the number and size of Engineering Service projects performed by the Company during 2000. Product sales increased during 2000 primarily from increased domestic sales to Industrial Automation and Public Safety Mobile Data Computer (MDC) projects. Management believes the increased sales and service revenues were a short-term result during 2000, which may not continue during 2001. Economic factors may cause reduced revenues from industrial automation customers having a negative impact on projects involving the Company revenues received from products and services.

In 2000, a majority of the Company's domestic sales were for industrial automation applications. An example of an industrial automation application is a city's water treatment operation. It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future. The Company's domestic sales continue to be augmented by sales of the Company's products for mobile data computer systems to public entities, which accounted for 39% of the Company's domestic sales during 2000. An example of a mobile data computer system for a public entity is a local area network (LAN), between police department computer dispatch centers and individual police vehicles.

During 2000, the Company had $109,292 in foreign export sales, amounting to 7% of gross product and service revenues for the year. For year-end 1999, foreign export sales were $133,025 or 14% of gross product and service revenues for the year. In the opinion of Management, the continued decrease in foreign sales is due to the result of increased competition in foreign industrial automation markets. Products purchased by foreign customers were used primarily for use in industrial automation projects. Management believes the majority of foreign export sales are due to EST distributor efforts and the Company's Internet website presence. The geographic compositions of the Company's foreign export sales for 2000 and 1999 are shown in Note 6 to the Financial Statements.

In 2000, products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $23,062 or 2%, of gross product and service revenues as compared with 1999 levels of $46,739, or 3% of gross product and service revenues. During 2000, products purchased by the U.S. Government were utilized primarily in airfield lighting control applications. Management believes the decrease in U.S. Government sales revenues was the result of lack of U.S. Government funding for, or discontinuance of, programs using the Company's products. The uncertain nature of U.S. Government purchasing, makes prediction and planning of revenues to be received from U.S. Government difficult to predict.

As of December 31, 2000, the Company had a backlog of $33,000. The Company's customers generally place orders on an "as needed basis". Shipment for most of the Company's products is generally made within 5 to 10 working days after receipt of customer orders.

COST OF SALES: Cost of Sales, as a percentage of gross sales, for the years of 2000 and 1999 was 56% and 51%, respectively. The cost of sales variation for 2000 is the result of both an increase in the cost of the Company's products due to increased prices paid for high demand components purchased during the first half of 2000, and a the product mix of the items sold during 2000 having a higher cost when compared with items sold during 1999.

INVENTORY: The Company's year-end inventory values for 2000 and 1999 were as follows:

	2000	1999

Parts	$415,673	$256,334
Work in Progress	43,110	52,279
Finished goods	103,163	48,877
TOTAL	$561,946	$357,490

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time, meet production and delivery requirements. Approximately 25% of the Company's inventory at December 31, 2000 consisted of parts having lead times ranging from 12 to 28 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the inventory dollar amount. Based on past experience with component availability, current distributor relationships, and current inventory levels, the Company does not foresee shortages of materials used in production. However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones and paging devices, has the potential of creating negative component availability and delivery issues for the Company in the future. The Company has been able to procure parts on a timely basis as of the date of this report, however this cannot be guaranteed in the future and if shortages were to occur material interruption of production and consequently product delivery to customers could occur. Inventory levels increased significantly between year end 1999 and year end 2000 due to the Company purchasing increased amounts, at increased prices, high demand components necessary to produce the Company's products that are also used in the highly volatile cellular phone and pager marketplace. Inventory levels also increased due to purchase of components for the ESTeem 192E Ethernet based product under development during 2000.

For year-end 2000, purchases and costs allocated to cost of goods sold were $936,383 as compared to $605,240 in 1999. The increase in purchases and allocated costs is a result of increased purchases by the Company during 2000 due to increased inventory and component requirements.

OPERATING EXPENSES: Operating expenses, prior to allocation of expenses to Cost of Sales and Engineering Services, increased to $993,282 in 2000, from 1999 levels of $907,953. Material changes in expenses are comprised of the following components: Advertising expenses increased to $30,810 in 2000 from 1999 levels of $10,970 due to increased advertising frequency by the Company during 2000. Depreciation expense increased during 2000 to $40,604 from 1999 levels of $32,699 due to the Company acquiring additional depreciable assets late in 1999 and during 2000. Printing expenses decreased from 1999 levels of $15,220 to 2000 levels of $5,396 due to reduced printing services of marketing related material required by the Company during 2000. Professional services increased to $84,297 from 1999 levels of $69,785 due to increased subcontracted engineering services required for Research and Development projects. Repair and maintenance expenses increased in 2000 to $16,108 as compared to $12,826 in 1999, due to increased equipment and computer network repairs.

Salaries increased to $540,800 in 2000, from 1999 levels of $503,156, due to increased wages paid to engineering services employees based on a commission basis for engineering service revenues during 2000. Tradeshow expenses increased during 2000 to $19,873 from 1999 levels of $14,384, due to increased cost and frequency of tradeshows attended by the Company during 2000. Travel expenses for the Company increased to $72,351 during 2000 from 1999 levels of $56,292 due to increased travel expenses related to engineering services and increased marketing trips by the Company. The Company incurred bad debt expense of $ 117 during 2000 as compared with $1,155 during 1999.

FISCAL YEAR 1999 vs. FISCAL YEAR 1998

GROSS REVENUES: Total revenues for the fiscal year 1999 were $1,434,393 reflecting an 11% decrease from $1,631,298 gross revenues for fiscal year 1998. The decrease was attributed primarily to decreased product sales in 1999, of $1,239,390 as compared to 1998 sales of $1,485,381, reflecting a decrease of 17%. The product sales decrease during 1999 was primarily the result of decreased sales to U.S. Government, and foreign market segments. Management believes the decrease in U.S. Government sales revenue was the result of lack of U.S. Government funding for, or discontinuance of, programs using the Company's products.

In 1999, a majority of the Company's domestic sales were for industrial automation applications. It is Management's opinion that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future. The Company's domestic sales were also augmented by sales of the Company's products for mobile data computer systems to public entities, which accounted for 40% of the Company's domestic sales during 1999.

During 1999, the Company had $133,025 in foreign export sales, amounting to 10% of gross product and service sales for the year. For year-end 1998, foreign export sales were $214,396, or 14% of gross product sales for the year. It is Management's belief that foreign sales decreased due to the result of increased competition in foreign industrial automation markets. Products purchased by foreign customers were used primarily for use in industrial automation projects. Management believes the majority of foreign export sales are due to EST distributor efforts and the Company's Internet website presence.

In 1999 products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $46,739 or 3%, of gross product sales compared with 1998 levels of $423,923, or 27%, of gross product sales. During 1999, Products purchased by the U.S. Government were utilized primarily in PC to PC (Personal Computer) networking. Management believes the decrease in U.S. Government sales revenues was the result of lack of U.S. Government funding for, or discontinuance of, programs using the Company's products.

COST OF SALES: Cost of Sales, as a percentage of gross sales, for the years of 1999 and 1998 was 51% and 47%, respectively. The cost of sales variation for 1999 was the result of the Company reducing sales prices of the ESTeem products during 1999, and the product mix of items sold during 1999 having a higher cost than 1998.

For year-end 1999, purchases and costs allocated to cost of goods sold were $605,240 as compared to $758,870 in 1998. The decrease in purchases and allocated costs is a result of decreased purchases by the Company during 1999 due to lower than expected sales volume during most of the year. Also when compared with 1998, more of the Company's salaries and wages expense previously classified as manufacturing support, were in 1999 allocated to research and development projects and engineering projects ultimately billed to customers.

OPERATING EXPENSES: Operating expenses, prior to allocation of expenses to Cost of Sales and Engineering Services, increased to $907,953 in 1999, from 1998 levels of $885,416. Material changes in expenses were comprised of the following components: Advertising expenses decreased to $10,970 in 1999 from 1998 levels of $37,149 due to continued reduced advertising frequency by the Company during 1999. Supplies and materials expenses increased during 1999 to $21,875 in 1999, from $15,568 in 1998 due to increased research and development projects requiring such material. Professional services increased to $69,785 from 1998 levels of $66,210 due to increased subcontracted engineering services and year-end audit fees. Printing expenses increased to $15,220 during 1999 from 1998 levels of $7,082 primarily due to the redesign of the Company's brochure items and increased marketing mailings by the Company. Repair and maintenance expenses decreased in 1999 to $12,826 as compared to $18,259 in 1998, due to decreased equipment repairs.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues and expenses resulted in net income of $23,944 for 2000, reflecting a 54% decrease from the $52,301 net income of 1999. The reduction in net income is a result of increased costs of goods sold reducing gross profit margins, and operating expenses during 2000 when compared with 1999. Management believes that operating expenses are expected to increase and negatively impact net income due to increased research and development and marketing expenditures during 2001. At December 31, 2000, the Company's working capital was $2,125,411 compared with $2,090,155 at December 31, 1999. Increased working capital is attributable to increased accounts receivable and inventory levels as compared with year-end 1999. The Company's operations rely solely on the income generated from sales. The Company's major capital resource requirements are maintaining inventory levels adequate for production and payment of employee salaries. Extended availability for components critical for production of the Company's products, ranging from 12 to 35 weeks, require the Company to maintain high inventory levels. It is Management's opinion that the Company's working capital as of December 31, 2000 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2000 was 22.3:1 compared to 34.2:1 at December 31, 1999. The current asset ratio decrease is the result of increased trade accounts payable levels at the end of 2000 when compared with year-end 1999.

The Company's cash resources at December 31, 2000, including cash and cash equivalent liquid assets, were $1,452,287, decreased from cash resources of $1,624,728 at year end 1999. The decreased cash resources at year end are the result of the Company's cash resources being converted to increased inventory and fixed assets during year, as well as timing differences in accounts receivable collection cycles, when compared with year-end 1999. Cash flows were provided by the Company's net income of $23,944, and additional paid in capital received from exercise of Company stock options in the amount of $39,450. Cash flows were offset primarily by increases to inventory of $204,456 and additions to property plant and equipment of $71,323.

The Company's trade accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2000, were $183,627, compared to $154,788 at year-end 1999. The increase is the result of timing differences in collection accounts receivable cycles between December 31, 2000 and December 31, 1999. Management believes that all of the Company's accounts receivable as of December 31, 2000, are collectible.

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

Inventory level as of December 31, 2000, was $561,946, reflecting an increase from December 31, 1999, levels of $357,490. The inventory level increase is due primarily to the Company purchasing increased amounts, at increased prices, of high demand components necessary to produce the Company's products that were also used in the highly volatile cellular phone and pager marketplace. Inventory levels also increased due to purchase of components for the ESTeem 192E Ethernet based product under development during 2000.

The Company had capital expenditures during year 2000 of $71,323, primarily for equipment used for research/development and upgrades to the Company's computer network. The Company intends on investing in additional capital equipment as it is deemed necessary to support development and manufacture of the ESTeem Modem. As of December 31, 2000, the Company's current liabilities were $99,725, increased from 1999 year-end levels of $62,963. The increase is due to increased levels of trade accounts payable at year-end 2000.

The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract runs through February 2004. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Due to the uncertain nature of Federal Government purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal Government purchases in 2001 will be pursuant to the Company's GSA contract.

The Company's operations were not adversely effected by inflation during 2000. No adverse affect is anticipated during 2001.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2000; as well as term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation

T.L. Kirchner	06/11/99 - 06/10/02	52	President of the Company

Melvin H. Brown	06/02/00 - 06/02/03	70	President of Manufacturing Services, Inc.

Arthur Leighton*	06/02/00 - 06/02/03	77	Consultant

Robert Southworth	06/02/00 - 06/02/03	57	Patent Attorney for U.S. Dept. of Energy

John H. Rector**	06/11/99 - 06/10/02	84	Consultant

John L. Schooley	06/05/98 - 06/05/01	61	President of Remtron, Inc.

* Arthur Leighton died on January 15, 2001. Mr. Leighton's position on the Board of Directors was filled by Board of Director action, by Jon Correio, the Company's Manager of Finance & Administration on February 9, 2001. The Company's Forms 8K dated January 15, 2001 and February 9, 2001, respectively as filed with the Securities and Exchange Commission are included herein by reference.

** John Rector resigned from the Board of Directors due to health reasons on February 9, 2001. The Company's Form 8K dated February 9, 2001 as filed with the Securities and Exchange Commission is included herein by reference.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2000; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service

T. L. Kirchner	52	President	3 Years	02/10/84- Present

Robert Southworth*	57	Sec/Treas	3 Years	12/11/92- Present

* Robert Southworth resigned as the Company's Secretary/Treasurer on February 9, 2001, and was replaced by Jon Correio, the Company's Manager of Finance & Administration. Mr. Southworth retained his position as a Director of the Company. The Company's Form 8K dated February 9, 2001 as filed with the Securities and Exchange Commission is included herein by reference.

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

ROBERT SOUTHWORTH. Mr. Southworth is a Director and the Secretary/Treasurer of the Company. Since 1980, Mr. Southworth has been employed with the U. S. Department of Energy as a Senior Patent Attorney in Richland, Washington. His primary duties with the Department of Energy include the preparation and prosecution of domestic and foreign patent applications in such fields as nuclear reactors, fuel reprocessing, waste management and energy related fields of solar, wind, and fossil fuels. Mr. Southworth does not serve as a director of any other company which is registered under the Securities Exchange Act. (Mr. Southworth resigned as the Company's Secretary/Treasurer on February 9, 2001, and was replaced by Mr. Jon Correio, the Company's Manager of Finance & Administration. Mr. Southworth retained his position as a Director of the Company. The Company's Form 8K dated February 9, 2001 as filed with the Securities and Exchange Commission is included herein by reference.)

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The following person(s) who, at any time during the fiscal year, was a director, officer, beneficial owner or more than 10% any class of equity securities of the registrant, failed to file on a timely basis the required disclosure Form as noted: None.

ITEM 10.

EXECUTIVE COMPENSATION

The Company's named compensated executive officer is T.L. Kirchner, President and CEO. The Company had no other compensated executive officers as of December 31, 2000.

The information specified concerning the compensation of the named executive officers for each of the Registrant's last three completed fiscal years is provided in the following Summary Compensation Table:
SUMMARY COMPENSATION TABLE
					Long Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)	Securities Options Underlying SARs (#)	LTIP Payouts ($)	All Other Compensation ($)(3)(4)
T. L. Kirchner, President & CEO	2000	90,000	0	3,545	0	25,000	0	7,401
	1999	87,430	4,087	1,881	0	25,000	0	5,845
	1998	74,580	5,080	734	0	25,000	0	5,846

(1) Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus

(2) Other Annual Compensation includes Accrued Vacation Pay

(3) All Other Compensation consists of premiums paid for Group Health Insurance and Key Man Insurance

(4) Amounts do not reflect proceeds of $0.01 per share cash distribution received during 1997, 1998, and 1999 totaling $4035 for each year listed, respectively. Receipt of cash distribution was based solely on capacity as a shareholder.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2000 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:
OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (4)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	11.4%	2.81	2/10/03

(5) This table does not include Stock Options granted previously. Forms 8-K dated 2/12/99 and 2/11/00 respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2000 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:
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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2000, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.
Title of Class	Name & Address Of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	8.1%
Common	EDCO Partners LLLP 4605 Denice Drive Englewood CO 80111	304,715	6.00%

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

(2) The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares were granted February 6, 1998, Options for 25,000 granted February 12, 1999, and Options for 25,000 granted February 11, 2000. Forms 8-K, dated February 6, 1998, February 12, 1999, and February 11, 2000 respectively, are incorporated herein by reference.

(3) Does not include options granted. See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 9, 2001, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.
Title Of Class	Name Of Beneficial Owner	Amount & Nature of Beneficial Ownership		Percent of Class
Common	T.L. Kirchner (Officer & Director)	403,488	(1)	7.9%
Common	Robert Southworth (Officer & Director)	0	(1)	0.0%
Common	Melvin H. Brown (Director)	76,500	(1)	1.5%
Common	Arthur Leighton (Director)(2)	154,000	(1)	3.0%
Common	John Schooley (Director)	85,000	(1)	1.7%
Common	John Rector (Director)(3)	3,000	(1)	0.05%
  Does not include stock options. See below.
  Deceased as of January 15, 2001
  Resigned as of February 9, 2001

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

The information below does not include stock options granted in February 2001.

Recipients of Stock Options currently unexpired as of 12/31/00 were as follows:

Exercise Price

Name                          Option Shares         per Share ($)

-----------------------------------------------------------------------

APPROVAL DATE: 2-11-2000

Philip J. Smith	5,000	$2.81
Brad E. Bement	5,000	2.81
David B. Strecker	15,000	2.81
Eric P. Marske	15,000	2.81
Jon A. Correio	15,000	2.81
Alan B. Cook	15,000	2.81
Melvin Brown	25,000	2.81
Tom Kirchner	25,000	2.81
Arthur Leighton	25,000	2.81
Robert Southworth	25,000	2.81
John H. Rector	25,000	2.81
John L. Schooley	25,000	2.81

APPROVAL DATE: 2-12-99
Philip J. Smith	5,000	$0.44
Brad E. Bement	5,000	0.44
David B. Strecker	15,000	0.44
Eric P. Marske	15,000	0.44
Jon A. Correio	15,000	0.44
Alan B. Cook	15,000	0.44
Melvin Brown	25,000	0.44
Tom Kirchner	25,000	0.44
Arthur Leighton	25,000	0.44
Robert Southworth	25,000	0.44
John H. Rector	25,000	0.44
John L. Schooley	25,000	0.44

APPROVAL DATE: 2-6-98
David B. Strecker	15,000	$0.41
Eric P. Marske	15,000	0.41
Jon A. Correio	15,000	0.41
Alan B. Cook	15,000	0.41
Melvin Brown	25,000	0.41
Tom Kirchner	25,000	0.41
Arthur Leighton	25,000	0.41
Robert Southworth	25,000	0.41
John H. Rector	25,000	0.41
John L. Schooley	25,000	0.41

Stock options must be exercised within 90 days after termination of employment/board membership. During 2000, 165,000 options expired, and 115,000 shares under option were exercised. At December 31, 2000 there were 580,000 shares reserved for future exercise.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During fiscal year 2000, the Company contracted for services from Manufacturing Services, Inc. in the amount of $96,853. Manufacturing Services, Inc. is owned and operated by Melvin H. Brown, who is a Director of Electronic Systems Technology, Inc. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

PART IV

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits filed as part of the Company's 10KSB report for 2000 are listed below. Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

EXHIBITNUMBER                                                       DESCRIPTION

---------------------------                                                  ------------------------------

  Report of Independent Certified Public Accountant

            Financial Statements/Financial Statement Schedules

            Balance Sheets

            Statement of Operations

            Statement of Changes in Stockholders Equity

            Statement of Cash Flows

            Notes to Financial Statements
  Reports on Form 8-K
    Form 8-K, dated January 15, 2001
    Form 8-K, dated February 9, 2001
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

Exhibit II Form S-18 Registration Statement No. 2-92949-S is incorporated herein by reference.

Form 8A Registration Statement, 000-27793, dated October 25, 1999, is incorporated herein by reference.

Forms 8-K dated February 7, 1997, February 6, 1998, February 12, 1999 and February 11, 2000 are incorporated by reference.

        11.     Statement re-computation of per share earnings.

        13.      Annual report to security holders, Form 10-Q or quarterly report to security holders. N/A

        22.      Published report regarding matters submitted to vote of security holders. N/A

        24.    Consents of experts and counsel

        99.    Additional Exhibits

99.1 Report of Audit Committee

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T.L. KIRCHNER

T.L. Kirchner, Director/President

(Principal Executive Officer)

Date: MARCH 23, 2001

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ T.L. KIRCHNER	Director/President	MARCH 23, 2001
T.L. Kirchner

/s/ ROBERT SOUTHWORTH	Director	MARCH 23, 2001
Robert Southworth

/s/ MELVIN BROWN	Director	MARCH 23, 2001
Melvin H. Brown

/s/ JOHN SCHOOLEY	Director	MARCH 23, 2001
John L. Schooley