Form 10QSB
period 2001-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2001-05-14
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
WASHINGTON D.C. 20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended:	March 31 2001
Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4
Kennewick WA 99336
(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

The number of shares outstanding of common stock as of March 31, 2001 was 5,098,667.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
SELECTED FINANCIAL DATA
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2001	Mar. 31, 2000
Sales	$ 210,721	$ 228,413
Other Revenues	$ 52,830	$ 60,706
Gross Profit	$ 91,598	$ 104,620

Net Income (Loss) Before Taxes	$ (46,630)	$ (45,996)
Net Income (Loss) After Taxes	$ (30,571)	$ (30,357)

Earnings (Loss) Per Share Before Taxes
Basic	$ (0.01)	$ (0.01)
Diluted	$ (0.01)	$ (0.01)

Earnings (Loss) Per Share After Taxes
Basic	$ (0.006)	$ (0.005)
Diluted	$ (0.006)	$ (0.005)

Weighted Average Shares Outstanding (Basic)
Primary	5,660,229	5,609,420
Diluted	5,688,667	5,609,420

Total Assets	$ 2,382,701	$ 2,443,133

Long-Term Debt and Capital Lease
Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,289,875	$ 2,253,845

Shareholders' Equity Per Share	$ 0.45	$ 0.44

Working Capital	$ 2,111,927	$ 2,108,736

Current Ratio	23.75:1	12:1

Equity To Total Assets	96%	92%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEET
(as prepared by Management)
(Unaudited)

	Mar. 31, 2001	Dec. 31 ,2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,449,503	$ 1,452,287
Accounts Receivable, net of allowance for uncollectibles	97,155	183,627
Inventory	615,992	561,946
Accrued Interest	8,414	9,522
Prepaid Expenses	10,997	11,121
Provision for Federal Income Taxes	22,692	6,633
Total Current Assets	$ 2,204,753	$ 2,225,136

PROPERTY & EQUIPMENT net of Depreciation of $326,669 at Mar. 31, 2001 and $316,765 At Dec. 31, 2000	171,350	175,722

OTHER ASSETS	6,598	7,013
TOTAL ASSETS	$ 2,382,701	$ 2,407,871

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 63,552	$ 78,103
Deferred Tax Liability	915	915
Accrued Liabilities	28,359	20,707
Total Current Liabilities	92,826	99,725

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,098,667 Shares Issued And Outstanding	$ 5,099	$ 5,069
Additional Paid-in Capital	945,734	933,464
Retained Earnings	1,339,042	1,369,613
	$ 2,289,875	$ 2,308,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,382,701	$ 2,407,871

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF OPERATIONS
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2001	Mar. 31, 2000

SALES	$ 210,721	$ 228,413
COST OF SALES
Beginning Inventory	561,946	357,490
Purchases and Allocated Costs	173,169	237,145
	$ 735,115	$ 594,635
Ending Inventory	615,992	470,842
Total Cost of Sales	$ 119,123	$ 123,793
Gross Profit	$ 91,598	$ 104,620

OPERATING EXPENSES
Finance/Administration	$ 46,797	$ 47,485
Research & Development	37,542	49,912
Marketing	57,363	55,560
Customer Service	23,739	22,895
Total Operating Expense	$ 165,441	$ 175,852
OPERATING INCOME (LOSS)	$ (73,843)	$ (71,232)

Other Income (expenses)
Interest Income	$ 18,890	$ 18,584
Loss on Asset Disposal	(3)	--
Engineering Services	33,940	42,122
Engineering Support	(25,614)	(35,470)
Net Other Income (expense)	$ 27,213	$ 25,236

NET INCOME (LOSS) BEFORE TAX	$ (46,630)	$ (45,996)
Provision For Income Tax	16,059	15,639
NET INCOME (LOSS)	$ (30,571)	$ (30,357)

Basic Earnings (Loss) Per Share Before Tax	$ (0.01)	$ (0.01)
Basic Earnings (Loss) Per Share After Tax	$ (0.006)	$ (0.005)

Diluted Earnings (Loss) Per Share Before Tax	$ (0.01)	$ (0.01)
Diluted Earnings (Loss) Per Share After Tax	$ (0.006)	$ (0.005)

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2001	Mar. 31, 2000

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ (30,571)	$ (30,357)
Noncash items included in income:
Depreciation	9,904	8,873
Amortization	415	615
Loss on Disposition of Assets	3	--
Provision for Federal Income Taxes	(16,059)	(15,639)

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	86,472	2,923
Inventory	(54,046)	(113,352)
Prepaid Expenses	124	(3,713)
Accrued Interest	1,108	(880)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(6,899)	15,106
Refundable Deposits	--	111,219
Accrued Federal Income Taxes	--	--
Deferred Income	--	--
	$ (9,549)	$ (25,205)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	$ (5,535)	$ --
	$ (5,535)	$ --
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Common Stock Issued through exercised stock options	$ 30	$ 115
Additional Paid In Capital from exercised stock options	12,270	39,335
	$ 12,300	$ 39,450
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (2,784)	$ 14,245
Cash And Cash Equivalents At Beginning Of Period	1,452,287	1,624,728
Cash And Cash Equivalents At Ending of Period	$ 1,449,503	$ 1,638,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	0	0
Federal Income Taxes	$ 0	$ 0

Cash And Cash Equivalents:
Cash	$ 6,100	$ 6,656
Money Market Accounts	371,636	621,842
Certificates Of Deposit	1,071,767	1,010,475
	$ 1,449,503	$ 1,638,973

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2001 and March 31, 2000. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform with the format of this quarterly presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2000 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 2001 and March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	March 31 2001	December 31 2000
Parts	$ 386,319	$ 415,673
Work in progress	114,620	43,110
Finished goods	115,053	103,163
	$ 615,992	$ 561,946

NOTE 3 – LOSS PER SHARE

Basic and diluted loss per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding equivalent shares from possible stock option exercises, the effect of which would be anti-dilutive. The primary weighted average number of common shares outstanding used for calculation of basic and diluted loss per share was 5,098,667 for the quarter ended March 31, 2001.

NOTE 4 - STOCK OPTIONS

As of March 31, 2001, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 9, 2001, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 9, 2001 totaled 195,000 shares under option and have an exercise price of $0.44 per share. The options granted on February 9, 2001 may be exercised any time during the period from February 9, 2001 through February 9, 2004. The Company's Form 8-K dated February 9, 2001, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12 month period from March 31, 2001 to March 31, 2000, 175,000 shares under option expired, 30,000 shares under option were exercised, and 195,000 shares under option were granted. At March 31, 2001 there were 590,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2001, services in the amount of $13,003 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of EST.

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2001. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES: Total revenues from the sale of EST products and services decreased to $244,661 for the first quarter of 2001 as compared to $270,353 in the first quarter of 2000. Gross revenues decreased to $263,551 for the quarter ending March 31, 2001, from $289,119 for the same quarter of 2000. It is Management's opinion that the decreased product and service revenues are primarily the result of sales of Mobile Data Computer Systems for public safety entities being lower than anticipated. Management believes the revenue reduction for the Mobile Data Computer Systems market segment may continue in the near term due to current market and economic conditions, and public safety entity purchases being linked to uncertain government funding.

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

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government sales. Domestic commercial sales decreased to $171,965 in the first quarter of 2001 as compared to $242,877 for the first quarter of 2000. Foreign export sales for the first quarter of 2001 increased to $66,464 as compared to the $16,842 in foreign sales in the same quarter of 2000, due to large industrial automation project orders in India and Croatia. The Company had sales of $6,202 to U.S. Government programs for the first quarter of 2001 as compared with $10,816 in the first quarter 2000. Engineering services billed in the first quarter of 2001 decreased to $33,940 as compared with $42,122 for the same quarter of 2000. The decrease in engineering services is the result of period differences in the amount of engineering services requested by the Company's customers when compared with the first quarter of 2000, primarily due to lower than expected engineering services related projects for mobile data computer systems for public safety entities. During the quarter ended March 31, 2001 sales to Pomak Control Engineering (Croatia) and Prudent Automation (India), both foreign distributors of the Company's products, consisted of 12% and 11%, respectively, of the Company's sales and service revenues. No other sales to a single customer comprised 10% or more of the Company's product sales.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the first quarter of 2001 and 2000 are as follows:

For the first quarter of	2001	2000
Domestic Sales	70%	90%
U.S. Government Sales	3%	4%
Export Sales	27%	6%

A percentage breakdown of EST's product sales categories for the first quarter of 2001 and 2000 are as follows:

For the first quarter of	2001	2000
ESTeem Model 192	62%	44%
ESTeem Model 95	5%	10%
ESTeem Model 96	2%	8%
ESTeem Accessories	15%	19%
Factory Services	2%	3%
Site Support	14%	16%

Sales include foreign export sales as follows:

Three Months Ended	March 31	March 31
	2001	2000
Export sales	$ 66,494	$ 16,842
Percent of sales	27%	6%

The geographic distribution of foreign sales for the first quarter of 2001 and 2000 is as follows:

Percent of Foreign Sales	March 31	March 31
COUNTRY	2001	2000
Croatia	44%	--
India	41%	--
Indonesia	8%	--
Brazil	4%	--
Columbia	2%	--
Mexico	1%	50%
South Korea	--	41%
Canada	--	9%

The majority of the Company's domestic and foreign sales for the first quarter of 2001 were used in industrial automation applications. It is Management's opinion that the majority of foreign export applications will continue to be in industrial automation applications for the foreseeable future. Industrial Automation applications have historically been the majority of the Company's domestic sales, which Management believes will continue for the foreseeable future, but will also be, augmented by sales of Mobile Data Computer Systems for public safety entities. During first quarter of 2001, Mobile Data Computer Systems sales levels were lower than anticipated, a trend which Management believes may continue in the near term due to current market conditions and public safety entity purchases being linked to uncertain government funding.

Based on previous year's activity, the majority of all U.S. Government purchases are under the Company's General Services Administration (GSA) contract. Management believes the decreased U.S. Government sales is a result of a continued downward sales trend for projects and purchases involving the Company's products in the U.S. Government sales marketplace. The Company has experienced this trend for the previous two years, and Management feels may continue for the foreseeable future. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

BACKLOG:

The Corporation had a sales order backlog of $29,000 as of March 31, 2001, the majority of which was shipped to customers by the Company in early April. Customers generally place orders on an "as needed basis". With the exception of Mobile Data Computers for Public Safety entity projects, for which delivery involves extended time periods for engineering services and third party service and material providers, shipment is generally made within 5 to 10 working days after receipt of an order from a customer.

COST OF SALES:

Cost of sales percentages of gross sales for the first quarters of 2001 and 2000 were 56% and 54% of gross sales respectively. Cost of Sales variations for the first quarter of 2001 are attributable to the type of product sold during the quarter effecting profit margins, when compared with the same quarter of 2001.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2001 decreased $10,411 from first quarter of 2000 levels. The following is a delineation of operating expenses:

	March 31 2001	March 31 2000	Increase (Decrease)
Finance/Administration	$ 46,797	$ 47,485	$ (688)
Research/Development	37,542	49,912	(12,370)
Marketing	57,363	55,560	1,803
Customer Service	23,739	22,895	844
Total Operating Expenses	$165,441	$175,852	$ (10,411)

Finance and Administration: During the first quarter of 2001 Finance and Administration expenses decreased $688 to $46,797, when compared with the first quarter of 2000. The decrease is the result of timing differences in services purchased by the Company during the first quarter of 2001, when compare with the first quarter of 2000.

Research and Development: Research and Development expenses decreased $12,370 to $37,542, during the first quarter of 2001, as compared with the same period in 2000. The decrease in Research and Development costs is due to decreased Research and Development related services subcontracted by the Company, when compared with the same quarter of 2000.

Marketing: During the first quarter of 2001, marketing expenses increased $1,803 when compared with the same period of 2000. The increase is due to increased salaries and wages and travel expenses incurred by the Company in marketing related efforts during the first quarter of 2001 when compared with the first quarter of 2000.

Customer Service: Customer service expenses increased $844 during the first quarter of 2001 when compared with expenses for the same quarter of 2000. The increase in costs is due to a decreased amount of the department's costs being billed directly to customers during the first quarter of 2001, when compared with the first quarter of 2000.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $18,890 in interest and dividend income during the quarter ending March 31, 2001. Sources of this income were savings and money market accounts and short term investments.

ENGINEERING SUPPORT:

Engineering support costs decreased to $25,614 as of March 31, 2001, as compared to $35,470 for the same period of 2000. The decrease in engineering support costs for the first quarter of 2001, is a direct result of the decreased engineering services billed by the Company during the first quarter of 2001.

NET LOSS:

The Company had a net loss of $30,571 for the first quarter of 2001 compared to net loss of $30,357 for the same quarter of 2000. The net loss is attributable to the relative effect of decreased sales revenues and cost of goods sold increases during the first quarter of 2001, when compared with the first quarter of 2000.

B. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2001 was 23.75:1 compared to 22.3:1 at December 31, 2000. The increase in current ratio is due to decreases in accounts payable amounts when compared with December 31, 2000 amounts.

For the quarter ending March 31, 2001, the Company had cash and cash equivalent short-term investment holdings of $1,449,503 as compared to cash and cash equivalent holdings of $1,452,287 at December 31, 2000. The decrease is attributable to increased inventory levels and decreased sales revenues leading to comparatively reduced amount collected from customers when compared with December 31, 2000.

Accounts receivable decreased to $97,155 as of March 31, 2001, from December 31, 2000 levels of $183,627. Inventory increased to $615,992 at March 31, 2001, from December 31, 2000 levels of $561,946, due to increased procurement for new products to be entering production, and the effect of lower than anticipated product sales. Provision for Federal Income Taxes increased to $22,692 at March 31, 2001 as the provision for potential tax credit for the Company increased for the period ended March 31, 2001, as this provision was calculated from the Company's first quarter 2001 net loss amount.

The Company's fixed assets, net of depreciation, decreased to $171,350 as of March 31, 2001, decreased from December 31, 2000 levels of $175,722, primarily due to depreciation of the Company's fixed assets. The Company had capital expenditures of $5,535 for fixed assets in the first quarter of 2001, primarily for test equipment used in manufacturing and research and development. Management foresees capital expenditures may be necessary in 2001 to support the production and sale of the Company's products.

As of March 31, 2001, the Company's trade accounts payable balance was $63,552 as compared with $78,103 at December 31, 2000, and reflects amounts owed for purchases of inventory items and contracted services. Accrued Liabilities as of March 31, 2001 were $28,359, compared with $20,707 at December 31, 2000, and reflect items such as accrued vacation benefits and accrued payroll tax liabilities.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2001 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2001.

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

(b).Reports on Form 8-K

Form 8-K dated February 9, 2001 is incorporated herein by reference.

Exhibit Index Reference Form 10-QSB

Exhibit Number Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.

Form 8-K dated February 6, 1998 is incorporated herein by reference.
Form 8-K dated February 12, 1999 is incorporated herein by reference.
Form 8-K dated February 11, 2000 is incorporated herein by reference.
Form 8-K dated February 9, 2001 is incorporated herein by reference.

11. Statement Re: computation of per share earnings. Note 3 to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T.L. KIRCHNER

Date: May 11, 2001	Name: T.L. Kirchner
Title: Director/President (Principal Executive Officer)

By: /s/ JON CORREIO

Date: May 11, 2001	Name: Jon Correio
Title: Director/Secretary/Treasurer (Principal Financial Officer)