Form 10QSB
period 2001-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2001-08-14
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
WASHINGTON D.C. 20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended:	June 30 2001
Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4
Kennewick WA 99336

Registrant’s telephone number, including area code:	(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of common stock as of June 30, 2001 was 5,098,667.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)

(Unaudited)

Six Months Ended	June 30, 2001	June 30, 2000
Sales	$ 421,728	$ 588,926
Other Revenues	108,010	109,165
Gross Profit	179,617	265,435

Net Income (Loss) Before Taxes	(122,352)	(29,398)
Net Income (Loss) After Taxes	(80,548)	(19,402)

Earnings (Loss) Per Share Before Taxes
Basic	$ (0.02)	$ (0.005)
Diluted	(0.02)	(0.004)

Earnings (Loss) Per Share After Taxes
Basic	$ (0.015)	$ (0.005)
Diluted	(0.015)	(0.004)

Weighted Average Shares Outstanding (Basic)
Primary	5,654,530	5,679,996
Diluted	5,654,530	5,679,996

Total Assets	$ 2,326,467	$ 2,438,646

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,239,898	$ 2,264,800

Shareholders' Equity Per Share	$ 0.44	$ 0.44

Working Capital	$ 2,051,135	$ 2,081,185

Current Ratio	24.7:1	13:1

Equity To Total Assets	96%	93%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEET
(as prepared by Management)
(Unaudited)

	June 30, 2001	Dec. 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,313,565	$ 1,452,287
Accounts Receivable, net of allowance for uncollectibles	118,887	183,627
Inventory	641,778	561,946
Accrued Interest	3,282	9,522
Prepaid Expenses	11,755	11,121
Provision for Federal Income Taxes	48,437	6,633
Total Current Assets	$ 2,137,704	$ 2,225,136

PROPERTY & EQUIPMENT net of Depreciation of $336,918 at June 30, 2001 and $316,765 at Dec. 31, 2000	180,455	175,722

OTHER ASSETS	8,308	7,013
TOTAL ASSETS	$ 2,326,467	$ 2,407,871

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 54,818	$ 78,103
Refundable Deposits	11,759	--
Deferred Tax Liability	915	915
Accrued Liabilities	19,077	20,707
Total Current Liabilities	86,569	99,725

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,098,667 Shares Issued And Outstanding	$ 5,099	$ 5,069
Additional Paid-in Capital	945,734	933,464
Retained Earnings	1,289,065	1,369,613
	$ 2,239,898	$ 2,308,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,326,467	$ 2,407,871

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF OPERATIONS
(as prepared by Management)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

SALES	$211,007	$360,513	$421,728	$588,926
COST OF SALES
Beginning Inventory	$ 615,992	$ 470,842	$ 561,946	$ 357,490
Purchases and Allocated Costs	148,774	228,057	321,943	465,203
	764,766	698,899	883,889	822,693
Ending Inventory	641,778	499,202	641,778	499,202
Total Cost of Sales	$ 122,988	$ 199,697	$ 242,111	$ 323,491
Gross Profit	$ 88,019	$ 160,816	$ 179,617	$ 265,435

OPERATING EXPENSES
Finance/Administration	$ 39,974	$ 44,312	$ 86,771	$ 91,796
Research & Development	45,707	40,470	83,250	90,382
Marketing	68,506	58,888	125,869	114,448
Customer Service	32,428	27,895	$ 56,168	$ 50,790
Total Operating Expense	$ 185,558	$ 171,565	$ 350,999	$ 347,416
OPERATING INCOME (LOSS)	$ (97,539)	$ (10,749)	$ (171,382)	$ (81,981)

Other Income (expenses)
Interest Income	$ 14,380	$ 19,992	$ 33,270	$ 38,576
Loss on Asset Disposal	(1,056)	--	(1,059)	--
Engineering Services	40,799	28,467	74,740	70,589
Engineering Support	(32,305)	(21,112)	(57,920)	(56,582)
Net Other Income (expense)	$ 21,817	$ 27,346	$ 49,030	$ 52,583

NET INCOME (LOSS) BEFORE TAX	$ (75,722)	$ 16,597	(122,352)	(29,398)
Provision For Income Tax	25,745	(5,643)	41,804	9,996

NET INCOME (LOSS)	$ (49,977)	$ 10,955	$ (80,548)	$ (19,402)

Basic Earnings (Loss) Per Share Before Tax	$ (0.015)	$ 0.003	$ (0.02)	$ (0.005)
Basic Earnings (Loss) Per Share After Tax	$(0.009)	$ 0.002	$ (0.015)	$ (0.004)

Diluted Earnings (Loss) Per Share Before Tax	$(0.015)	$ 0.003	$ (0.02)	$ (0.005)
Diluted Earnings (Loss) Per Share After Tax	$(0.009)	$ 0.002	$ (0.015)	$ (0.004)

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Six Months Ended	June 30, 2001	June 30, 2000

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$(80,548)	$(19,402)
Noncash items included in income:
Depreciation	20,153	18,774
Loss on Disposition of Assets	1,059	--
Amortization	830	1,231
Provision for Federal Income Taxes	(41,804)	(10,951)

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	64,740	6,723
Inventory	(79,832)	(141,712)
Prepaid Expenses	(634)	(4,023)
Accrued Interest	6,240	(3,168)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(24,915)	10,433
Refundable Deposits	11,759	100,450
	$(122,952)	$(41,645)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	$(25,945)	$(49,023)
Deposits for Property and Equipment to be delivered at later date	(2,125)	--
	$(28,070)	$(49,023)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Common Stock Issued through exercised stock options	$ 30	$ 115
Additional Paid In Capital from exercised stock options	12,270	39,335
	$ 12,300	$ 39,450
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (138,722)	$ (51,218)
Cash And Cash Equivalents At Beginning Of Period	1,452,287	1,624,728
Cash And Cash Equivalents At Ending of Period	$1,313,565	$1,573,510

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 0	$ 955

Cash And Cash Equivalents:
Cash	$6,100	$6,659
Money Market Accounts	335,516	543,796
Certificates Of Deposit	971,949	1,023,055
	$ 1,313,565	$ 1,573,509

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six month periods ending June 30, 2001 and June 30, 2000. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2000 as filed with Securities and Exchange Commission.

The results of operation for the three and six month periods ended June 30, 2001 and June 30, 2000, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	June 30, 2001	December 31 2000
Parts	$345,165	$ 415,673
Work in progress	61,281	43,110
Finished goods	235,332	103,163
	$641,778	$ 561,946

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic and diluted loss per share for the six month period ended June 30, 2001, is computed by dividing loss by the number of common shares outstanding for the period, excluding equivalent shares from possible stock option exercises, the effect of which would be anti-dilutive. The number of common shares outstanding used for calculation of basic and diluted loss per share was 5,098,667 for the six month period ended June 30, 2001.

NOTE 4 - STOCK OPTIONS

As of June 30, 2001, the Company had outstanding stock options that have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 9, 2001, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 9, 2001 totaled 195,000 shares under option and have an exercise price of $0.44 per share. The options granted on February 9, 2001 may be exercised any time during the period from February 9, 2001 through February 9, 2004. The Company's Form 8-K dated February 9, 2001, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment. During the 12 month period from June 30, 2000 to June 30, 2001, 250,000 shares under option expired, 30,000 shares under option were exercised, and 195,000 shares under option were granted. At June 30, 2001 there were 515,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the six month period ended June 30, 2001, services in the amount of $41,648, were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2001. The following statements may be forward looking in nature and actual results may differ materially.

A. Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem(TM) wireless modem systems, accessories, and services decreased to $251,806 for the second quarter of 2001 compared to $388,980 for the second quarter of 2000. Gross revenues decreased to $266,186 for the quarter ended June 30, 2001, from $408,972 for the same quarter of 2000. In the opinion of Management, the decreased product and service revenues are the result of lower than anticipated sales of Mobile Data Computer Systems for public safety entities and Industrial Automation projects. Management believes reduced revenues for the Mobile Data Computer Systems market segment may continue in the near term due to continuing market and economic conditions, including public safety entity purchases being linked to uncertain government funding. Management believes the reduction in Industrial Automation revenues may continue in the near term and is primarily the result of current economic conditions effecting Industrial Automation projects, and comparison of 2nd Quarter 2000 relatively strong Industrial Automation sales revenues.

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

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government sales. Domestic commercial sales decreased to $212,241 in the second quarter of 2001, as compared to $355,321 for the second quarter of 2000, due to decreased product sales for industrial automation projects and Mobile Date Computer for public entity sales. Foreign export sales for the second quarter of 2001 increased to $34,285 as compared to the $29,232 in the same quarter of 2000, due to sales for a water treatment applications in Jordan and Peru. U.S. Government sales increased to $5,280 in the second quarter of 2001 when compared with second quarter 2000 U.S. Government sales of $4,426.

During the quarter ended June 30, 2001 material and services provided to Consolidated Electrical Distributors (CED), a nationwide distributor of the Company’s products, accounted for 12% of the Company’s sales and service revenues, respectively. No other sales to a single customer comprised 10% or more of the Company’s product sales for the quarter ended June 30, 2001.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the second quarter of 2001 and 2000 are as follows:

For the second quarter of
	2001	2000
Domestic Sales	84%	91%
Export Sales	14%	8%
U.S. Government Sales	2%	1%

A percentage breakdown of EST's product sales categories for the second quarter of 2001 and 2000 are as follows:

For the Quarter Ended June 30
	2001	2000
ESTeem Model 192	55%	61%
ESTeem Model 95	4%	4%
ESTeem Model 96	--	4%
ESTeem Model 84SP/85SP	--	1%
ESTeem Accessories	21%	21%
Factory Services	4%	2%
Site Support	16%	7%

Sales for the second quarter of 2001 and 2000 include foreign export sales as follows:

Three Months Ended	June 30, 2001	June 30, 2000
Export sales	$ 34,285	$ 29,232
Percent of sales	14%	8%

The geographic distribution of foreign sales for the second quarter of 2001 and 2000 is as follows:

Percent of Foreign Sales
COUNTRY	June 30, 2001	June 30, 2000
Jordan	28%	--
Peru	25%	--
Japan	19%	--
Indonesia	14%	--
South Korea	9%	38%
Mexico	3%	--
Canada	1%	--
Brazil	1%	18%
Turkey	--	19%
Israel	--	13%
India	--	12%

The majority of the Company's domestic sales for the second quarter of 2001 were used in Industrial Automation applications. It is Management’s opinion that the majority of foreign export applications will continue to be in Industrial Automation applications for the foreseeable future. Industrial Automation applications have historically been the majority of the Company’s domestic sales, which Management believes will continue for the foreseeable future, but will also be, augmented by sales of Mobile Data Computer Systems for public safety entities. During first half of 2001, Mobile Data Computer Systems sales levels were lower than anticipated, a trend which Management believes may continue in the near term due to current market conditions and public safety entity purchases being linked to uncertain government funding.

Based on previous year’s activity, the majority of all U.S. Government purchases are under the Company’s General Services Administration (GSA) contract. Management believes the decreased U.S. Government sales is a result of a continued downward sales trend for projects and purchases involving the Company’s products in the U.S. Government sales marketplace. The Company has experienced this trend for the previous two years, and Management feels may continue for the foreseeable future. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

BACKLOG:

The Corporation had backlog of $85,000 as of June 30, 2001. Order backlog delivery expected in early in the 3rd Quarter of 2001. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 to 10 working days after receipt of an order from a customer.

COST OF SALES:

Cost of sales percentage for the second quarters of 2001 and 2000 was 58% and 55%, respectively. Cost of Sales variations for the second quarter of 2001 are attributable to the type of product sold during the quarter effecting profit margins, when compared with the same quarter of 2000.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2001 increased $13,993 higher than the second quarter of 2000. The following is a delineation of operating expenses:

For the quarter ended:	June 30, 2001	June 30, 2000	Increase (Decrease)
Finance/Administration	$ 38,917	$ 44,312	$(5,395)
Research/Development	45,707	40,470	5,237
Marketing	68,506	58,888	9,618
Customer Service	32,428	27,895	4,533
Total Operating Expenses	$ 185,558	$ 171,565	$ 13,993

FINANCE AND ADMINISTRATION:

During the second quarter of 2001, Finance and Administration expenses decreased $5,395 from the second quarter of 2000. Decreased expenses were the result of timing differences in salaries and wages, reduced professional and printing services, as well as postage and shipping costs when compared with the same quarter of 2000.

RESEARCH AND DEVELOPMENT:

During the second quarter of 2001, Research and Development expenses increased $5,237 when compared with the period in 2000. The increase is attributable to increased contracted engineering expertise expenses related to the development of the ESTeem 192E Ethernet based product.

MARKETING:

During the second quarter of 2001, Marketing expenses increased $9,618 from the same period in 2000. The increase is the result of increased department salaries and wages, printing services, subcontracted marketing expertise, and travel expenses when compared with the same quarter of 2000.

CUSTOMER SERVICE:

Customer service expenses increased $4,533 during the second quarter of 2001. The increase is attributable to increased allocated salaries and travel expenses for the department, and a decreased amount of the department’s costs being billed directly to customers during the quarter when compared with the same quarter of 2000.

INTEREST INCOME:

The Corporation earned $14,380 in interest income during the quarter ended June 30, 2001. Sources of this income were savings and money market accounts, and short term investments.

ENGINEERING SUPPORT:

Engineering support costs increased to $32,305 for the quarter ended June 30, 2001, as compared to $21,112 for the same period of 2000. This increase in engineering support costs for the second quarter of 2001 is a direct result of increased engineering services revenues performed by the Company for customers, when compared with the second quarter of 2000.

NET INCOME (LOSS):

The Company had a net loss of $49,977 for the second quarter of 2001, compared to a $10,955 net income for the same quarter of 2000. The decrease in net income is attributable to decreased sales revenues during the second quarter of 2001, combined with increase costs of good sold, and operating expenses when compared with the same period of 2000.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2001 was 24.7:1 compared to 22.3:1 at December 31, 2000. The increase in current ratio is due to decreases in accounts payable amounts when compared with December 31, 2000 amounts.

For the quarter ending June 30, 2001, the Company had cash and cash equivalent short-term investment holdings of $1,313,565 as compared to cash and cash equivalent holdings of $1,452,287 at December 31, 2000. The decrease is attributable to increased inventory levels, capital assets, decreased accounts payable, and the Company’s year to date loss when compared with December 31, 2000.

Accounts receivable decreased to $118,065 as of June 30, 2001, from December 31, 2000 levels of $183,627. Management believes all of the Company's accounts receivable as of June 30, 2001 are collectible. Inventory increased to $641,778 at June 30, 2001, from December 31, 2000 levels of $561,946, due to increased procurement for new products entering production, and the effect of lower than anticipated product sales. Provision for Federal Income Taxes increased to $48,437 at June 30, 2001 as the provision for potential tax credit for the Company increased for the period ended June 30, 2001, as this provision is calculated from the Company’s year to date net loss as of June 30, 2001.

The Company's fixed assets, net of depreciation, increased to $180,455 as of June 30, 2001, from December 31, 2000 levels of $175,722, due to capital expenditures of $25,945. The expenditures were for test equipment used in manufacturing and research and development. Management foresees additional capital expenditures may be necessary in 2001 to support the production and sale of the Company’s products.

As of June 30, 2001, the Company’s trade accounts payable balance was $54,818 as compared with $78,103 at December 31, 2000, and reflects amounts owed for purchases of inventory items and contracted services. Refundable deposit liability was $11,759 for the quarter ended June 30, 2001, and reflects prepaid amounts for foreign customer orders to be shipped during July 2001. Accrued Liabilities as of June 30, 2001 were $19,077, compared with $20,707 at December 31, 2000, and reflect items such as accrued vacation benefits and accrued payroll tax liabilities.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2001 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2001

FORWARD LOOKING STATEMENTS: The above discussion may contain forward looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: competitive factors such as rival wireless architectures and price pressures; availability of third party component products at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; change in product mix, and risk factors that are listed in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to the Securities Holders

At the Company's Annual Stockholder Meeting on June 1, 2001, in Kennewick, Washington the following items were voted on by the stockholders with the following outcomes:

Item #1 Election of Director:

John L. Schooley

Votes for: 3,793,178	Abstaining: 89,548

Item #2 Ratification of Robert Moe & Associates, P.S. as independent auditors of the Corporation for the fiscal year ending December 31, 2001.
Votes for: 3,864,201	Votes against: 12,425	Abstaining: 6,100

Item #3 Authorization of proxy to vote upon other matters as may properly come before the meeting. (No such issues were brought before the meeting)

Votes for: 3,769,744	Votes against: 83,132	Abstaining: 29,850

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

Form 8-K dated February 9, 2001 is incorporated herein by reference.

Exhibit Index Reference Form 10-QSB

Exhibit Number Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.

Form 8-K dated Feb 9, 2001 is incorporated herein by reference.

11. Statement Re: computation of per share earnings Note 3 to Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: August 6, 2001	/s/ T.L KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)
Date: August 6, 2001	/s/ JON CORREIO
Name: Jon Correio
Title: Director/Secretary/Treasurer
(Principal Financial Officer)