Form 10QSB
period 2001-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2001-11-14
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS

WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30 2001
Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4
Kennewick WA 99336

Registrant's telephone number, including area code:	(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of common stock as of September 30, 2001 was 5,098,667.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)
(Unaudited)

SELECTED FINANCIAL DATA

Nine Months Ended	September 30, 2001	September 30, 2000
Sales	$ 927,970	$ 1,021,365
Other Revenues	163,847	176,620
Gross Profit	436,732	457,655

Income (Loss) Before Taxes	1,244	36,550
Net Income (Loss) After Taxes	1,026	24,124

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.00	$ 0.006
Diluted	0.00	0.006

Earnings (Loss) Per Share After Taxes
Basic	$ 0.00	$ 0.004
Diluted	0.00	0.004

Weighted Average Shares Outstanding
Primary	5,642,914	5,744,992
Diluted	5,613,667	5,744,992

Total Assets	$ 2,425,185	$ 2,457,104

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,321,472	$ 2,308,326

Shareholders' Equity Per Share	$ 0.46	$ 0.46

Working Capital	$ 2,129,650	$ 2,113,748

Current Ratio	21.5:1	16:1

Equity To Total Assets	96%	94%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEET
(as prepared by Management)
(Unaudited)

	September 30, 2001	Dec. 31 ,2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,441,582	$ 1,452,287
Accounts Receivable, net of allowance for uncollectibles	199,966	183,627
Inventory	564,030	561,946
Accrued Interest	3,164	9,522
Prepaid Expenses	18,206	11,121
Provision for Federal Income Taxes	6,415	6,633
Total Current Assets	$ 2,233,363	$ 2,225,136

PROPERTY & EQUIPMENT net of Depreciation of $347,896 at September 30, 2001 and $316,765 At Dec. 31, 2000	174,111	175,722

OTHER ASSETS	17,711	7,013
TOTAL ASSETS	$ 2,425,185	$ 2,407,871

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 73,934	$ 78,103
Refundable Deposits	10,566	--
Deferred Tax Liability	915	915
Accrued Liabilities	18,298	20,707
Total Current Liabilities	103,713	99,725

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,098,667 Shares Issued And Outstanding	$ 5,099	$ 5,069
Additional Paid-in Capital	945,734	933,464
Retained Earnings	1,370,639	1,369,613
$ 2,321,472		$ 2,308,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,425,185	$ 2,407,871

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF OPERATIONS
(as prepared by Management)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

SALES	$506,242	$432,439	$ 927,970	$1,021,365
COST OF SALES
Beginning Inventory	$ 641,778	$ 499,202	$ 561,946	$ 357,490
Purchases and Allocated Costs	171,378	260,365	493,322	725,567
	$ 813,156	$ 759,567	$ 1,055,268	$ 1,083,057
Ending Inventory	564,030	519,347	564,030	519,347
Total Cost of Sales	$ 249,126	$ 240,220	$ 491,238	$ 563,710
Gross Profit	$ 257,116	$ 192,219	$ 436,732	$ 457,655

OPERATING EXPENSES
Finance/Administration	$ 33,160	$ 33,872	$ 118,872	$ 125,669
Research & Development	21,536	48,964	104,786	139,346
Marketing	71,193	55,692	197,062	170,140
Customer Service	$ 23,613	$ 22,814	$ 79,782	$ 73,604
Total Operating Expense	$ 149,502	$ 161,342	$ 500,502	$ 508,759
OPERATING INCOME (LOSS)	$ 107,614	$ 30,877	$ (63,770)	$ (51,104)

Other Income (expenses)
Interest Income	$ 12,068	$ 19,967	$ 45,338	$ 58,543
Loss on Asset Disposal	--	--	(1,059)	--
Engineering Services	43,769	47,488	118,509	118,077
Engineering Support	(39,855)	(32,385)	(97,775)	(88,966)
Other Income (expense)	$ 15,982	$ 35,070	$ 65,014	$ 87,654

INCOME (LOSS) BEFORE TAX	$ 123,596	$ 65,947	$ 1,244	$ 36,550
Provision For Income Tax	(42,022)	(22,422)	(218)	(12,426)

NET INCOME (LOSS)	$ 81,574	$ 43,525	$ 1,026	$ 24,124

Basic Earnings (Loss) Per Share Before Tax	$ 0.02	$ 0.01	$ 0.00	$ 0.006
Basic Earnings (Loss) Per Share After Tax	$ 0.014	$ 0.008	$ 0.00	$ 0.004

Diluted Earnings (Loss) Per Share Before Tax	$ 0.02	$ 0.01	$ 0.00	$ 0.006
Diluted Earnings (Loss) Per Share After Tax	$ 0.014	$ 0.008	$ 0.00	$ 0.004

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Nine Months Ended	September 30, 2001	September 30, 2000

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$1,026	$24,124
Noncash items included in income:
Depreciation	31,132	29,497
Loss on Disposition of Assets	1,059	--
Amortization	1,246	1,845
Provision for Federal Income Taxes	218	5,045

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	(16,339)	(57,919)
Inventory	(2,084)	(161,857)
Prepaid Expenses	(7,085)	(9,789)
Accrued Interest	6,358	(3,354)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$ (6,578)	$ 4,351
Refundable Deposits	10,566	78,038
Accrued Federal Income Taxes	--	3,426
$ 19,519		$(86,593)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	$(30,580)	$(71,323)
Capitalized Software	$(11,944)	--
$(42,524)		$(71,323)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Common Stock Issued through exercised stock options	30	115
Additional Paid In Capital from exercised stock options	12,270	39,335
$ 12,300		$ 39,450
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (10,705)	$ (118,466)
Cash And Cash EquivalentsAt Beginning Of Period	1,452,287	1,624,728
Cash And Cash Equivalents At Ending of Period	$1,441,582	$1,506,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 0	$ 3,955

Cash And Cash Equivalents:
Cash	$ 6,100	$ 5,803
Money Market Accounts	453,850	461,877
Certificates Of Deposit	981,632	1,038,582
$ 1,441,582		$ 1,506,262

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the"Company" ), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2001 and September 30, 2000. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2000 as filed with Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 2001 and September 30, 2000, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

September 30 2001		December 31 2000
Parts	$332,825	$ 415,673
Work in progress	88,143	43,110
Finished goods	143,062	103,163
$564,030		$ 561,946

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,642,914 and 5,744,992 for the quarters ended September 30, 2001 and 2000 respectively.

For the Quarter Ended September 30, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS Income available to common stockholders	$81,574	5,642,914	$0.014
Diluted EPS Income available to common stockholders+assumed conversions	$81,574	5,613,667	$0.014

NOTE 4 - STOCK OPTIONS

As of September 30, 2001, the Company had outstanding stock options that have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 9, 2001, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 9, 2001 totaled 195,000 shares under option and have an exercise price of $0.44 per share. The options granted on February 9, 2001 may be exercised any time during the period from February 9, 2001 through February 9, 2004. The Company's Form 8-K dated February 9, 2001, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment. During the 12 month period from September 30, 2000 to September 30, 2001, 230,000 shares under option expired, 30,000 shares under option were exercised, and 195,000 shares under option were granted. At September 30, 2001 there were 515,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 2001 services in the amount of $52,712 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

ITEM II

MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the company's unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2001. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company's ESTeem(TM) wireless modem systems, accessories, and services increased to $550,011 for the third quarter of 2001 as compared to $479,927 in the third quarter of 2000, reflecting an increase of 15%. Gross revenues increased to $562,079 for the quarter ending September 30, 2001, from $499,894 for the same quarter of 2000, reflecting an increase of 12%. The sales revenue increase is due to increased product sales in both the domestic and foreign industrial automation market sectors, when compared with the same quarter of 2000. Year to date revenues from the sale of the Company's products and services decreased to $1,046,479 for the first nine months ended September 30, 2001 as compared to $1,139,442 for the same period of 2000, due to low sales volumes during the first six months of 2001. In Management's opinion, the increase in revenues for the quarter ended September 30, 2001 is a short-term result and should not be considered a long-term trend. Uncertain economic factors may cause reduced revenues from industrial automation customers having a negative impact on projects involving the Company revenues received from products and services.

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

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales increased to $415,754 in the third quarter of 2001 as compared to $404,187 for the third quarter of 2000. Foreign export sales for the third quarter of 2001 increased to $117,328 as compared to the $68,703 in the same quarter of 2000, due to strong sales activity in the countries of South Korea, Canada and Jordan.

U.S. Government sales increased in the third quarter of 2001 to $16,929, from third quarter 2000 levels of $7,037. Management believes the increase in U.S. Government sales is a short-term timing difference in product revenues when compared with the relatively low U.S. Government sales of the same quarter of 2000. The Company has overall experienced an overall reduction in U.S. Government sales revenue when compared with past historical levels. Management believes the reduction is the result of a continued lack of new government projects and purchases for the Company's products during the previous twelve months, and which Management feels may continue for the foreseeable future. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

During the quarter ended September 30, 2001, material and services provided to Rockwell Automation for an industrial automation project accounted for 31% of the Company's sales and service revenues. No other sales to a single customer comprised 10% or more of the Company's product and service sales for the quarter ending September 30, 2001.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the third quarter of 2001 and 2000 are as follows:

For the third quarter of
	2001	2000
Domestic Sales	76%	85%
Export Sales	21%	14%
U.S. Government Sales	3%	1%

A percentage breakdown of EST's product sales categories for the third quarter of 2001 and 2000 are as follows:

For the Quarter Ended September 30
	2001	2000
ESTeem Model 192	70%	46%
ESTeem Model 95	3%	3%
ESTeem Model 96	1%	1%
ESTeem Accessories	17%	38%
Factory Services	1%	2%
Site Support	8%	10%

Sales for the third quarter of 2001 and 2000 include foreign export sales as follows:

Three Months Ended	September 30, 2001	September 30, 2000
Export sales	$ 117,328	$ 68,703
Percent of sales	21%	14%

The geographic distribution of foreign sales for the third quarter of 2001 and 2000 is as follows:

Percent of Foreign Sales
COUNTRY	September 30, 2001	September 30, 2000
South Korea	28%	7%
Canada	25%	5%
Jordan	20%	--
Japan	12%	--
Brazil	11%	63%
Puerto Rico	4%	--
Mexico	Nil	--
Austria	Nil	Nil
Chile	Nil	--
Australia	--	16%
Taiwan	--	5%
Indonesia	--	2%
Ecuador	--	1%

The majority of the Company's domestic sales for the third quarter of 2001 were used in Industrial Automation applications. Industrial Automation applications have historically been the majority of the Company's domestic sales, which Management believes will continue for the foreseeable future, but will also be, augmented by sales of Mobile Data Computer Systems for public safety entities. During the first 9 months of 2001, Mobile Data Computer Systems sales levels were lower than anticipated, a trend which Management believes may continue in the near term due to current market conditions and public safety entity purchases being linked to uncertain government funding. The majority of the Company's foreign sales during the third quarter of 2001 were used in Supervisory Control and Data Acquisition (SCADA) applications, primarily for water/waste water control projects. It is Management's opinion that the majority of foreign export applications for Industrial Automation applications for the foreseeable future, however foreign sales during the third quarter of 2001 included large SCADA water/waste water projects.

BACKLOG:

The Company had backlog of $129,000 at September 30, 2001, for orders placed late in the quarter. The Company expects to make delivery of all backlog items in early in the fourth quarter of 2001. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 to 10 working days after receipt of an order from a customer.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 2001 and 2000 were 49% and 56% of gross sales respectively. Cost of Sales variations are attributable to the type of product sold and the size of the order. The decrease in cost of sales in the third quarter of 2001 is due to an increased ratio of higher profit margin products sold during the quarter as compared with the same quarter of 2000.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2001 decreased $11,840 when compared with the third quarter of 2000. The following is a delineation of operating expenses:

For the quarter ended:	September 30, 2001	September 30, 2000	Increase (Decrease)
Finance/Administration	$ 33,160	$ 33,872	$ (712)
Research/Development	21,536	48,964	(27,428)
Marketing	71,193	55,692	15,501
Customer Service	23,613	22,814	799
Total Operating Expenses	$ 149,502	$ 161,342	$ (11,840)

FINANCE AND ADMINISTRATION:

During the third quarter of 2001Finance and Administration expenses decreased $712 when compared with the third quarter of 2000. The decrease is the result of decreased department related travel expenses when compared with the same quarter of 2000.

RESEARCH AND DEVELOPMENT:

During the third quarter of 2001, Research and Development expenses decreased $27,428 when compared with the third quarter of 2000. The decrease in Research and Development expenditures during the third quarter of 2000 is due to a portion of salaries and wages being capitalized as a software asset for development of the ESTeem 192E Ethernet based software operating system during the third quarter of 2001. Also there was reduced subcontracted engineering expertise contracted by the Company during the third quarter of 2001 when compared with the same quarter of 2000.

MARKETING:

Marketing expenses increased $15,501 from the same period in 2000, due to increased travel and tradeshow expenditures by the Company during the third quarter of 2001compared with the same period of 2000.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 2001 increased $799 when compared with the third quarter of 2000. The increase is attributable to a decreased amount of costs being billed directly to customers during the third quarter of 2001when compared with the same quarter of 2000.

INTEREST INCOME:

The Corporation earned $12,068 in interest income for the quarter ended September 30, 2001. Sources of interest income were short-term investments, as well as savings and money market accounts.

ENGINEERING SUPPORT:

Engineering support costs increased to $39,855 for the quarter ended September 30, 2001, as compared to $32,385 for the same period of 2000. The increase in engineering support costs is the result of decreased profit margin for engineering services performed by the Company in the third quarter of 2001, when compared with higher profit margin, fixed fee engineering services performed by the Company during the third quarter of 2000.

NET INCOME (LOSS):

The Corporation had net income of $81,574 for the third quarter of 2001, compared to a $43,525 for the third quarter of 2000. The increase is attributable to increased sales revenues combined with reduced operating and cost of goods sold expenses during the third quarter of 2001, as compared with the third quarter of 2000. Year to date the Company has Net Income of $1,026 for the nine months ended September 30, 2001 as compared with $24,124 for the same nine month period of 2000. The reduced Net Income levels are the result of reduced product sales revenues during the first two quarters of 2001 effecting year to date profitability when compared with the same period of 2000.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2001 was 21.5:1 compared to 22.3:1 at December 31, 2000. The decrease in current ratio is due to increases in refundable customer deposits and capital expenditures by the Company for fixed, non-current assets when compared with December 31, 2000 amounts.

For the quarter ending September 30, 2001, the Company had cash and cash equivalent short-term investment holdings of $1,441,582 as compared to cash and cash equivalent holdings of $1,452,287 at December 31, 2000. The decrease is attributable to capital asset and capitalized software development, and increased prepaid expenses paid by the Company, while being offset by receipt of refundable deposits from customers and the Company's net income for the quarter ended September 30, 2001.

Accounts receivable increased to $199,966 as of September 30, 2001, from December 31, 2000 levels of $183,627. Inventory increased to $564,030 at September 30, 2001, from December 31, 2000 levels of $561,946, due to increased procurement for products entering production. The Company's fixed assets, net of depreciation, decreased to $174,111 as of September 30, 2001, from December 31, 2000 levels of $175,722. Year to date capital expenditures of $30,580 were for purchase of manufacturing and research and development equipment. Management foresees additional capital expenditures may be necessary to support the production and sale of the Company's products. Research and Development expenses in the amount of $11,944, used in software development of the ESTeem 192E Ethernet based operating system were capitalized as a software asset during the third quarter of 2001. This resulted in the Company's other asset category increasing to $17,711, net of amortization, from December 31, 2000 levels of $7,013.

As of September 30, 2001, the Company's trade accounts payable balance was $73,934 as compared with $78,103 at December 31, 2000, and reflects amounts owed for purchases of inventory items and contracted services. Refundable deposit liability was $10,566 for the quarter ended September 30, 2001, and reflects prepaid amounts for foreign sales orders paid prior to shipment of material by the Company.

It is Management's opinion the Company's cash, cash equivalent reserves, and working capital at September 30, 2001 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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
ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 9, 2001	/s/ T.L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)
Date: November 9, 2001	/s/ JON CORREIO
Name: Jon Correio
Title: Vice President, Finance & Administration
(Principal Financial Officer)