Form 10KSB
period 2001-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2002-03-27
CIK 752294

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period to _____ to ________

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ] Not applicable [  ]

State issuer's revenues for its most recent fiscal year. $1,509,545

On February 15, 2002 the aggregate market value, based on the asked price, of the voting stock held by nonaffiliates of the registrant was $2,304,526.

The number of shares outstanding of the registrant's common stock as of February 15, 2002: 5,093,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  (1) Form S-18, effective Nov. 5, 1984, Commission File No. 2-92949-S; (2) Form 8-K, filed March 15, 1985, Commission File No. 2-92949-S; Form 8-A, Commission File No. 000-27793, dated October 25, 1999; Forms 8-K dated July 12, 1991, December 14, 1992, December 10, 1993, June 4, 1998, February 12, 1999, June 11, 1999, February 11, 2000, February 9, 2001 and February 15, 2002.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

PART I

ITEM 1.

FORWARD LOOKING STATEMENTS:

When used in this Annual Report and the documents incorporated herein by reference, the terms "anticipates", "believes", "expects" and similar expressions are intended to identify in certain circumstances, forward-looking statements. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including the risks described in this Annual Report. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update those forward-looking statements.

BUSINESS

Electronic Systems Technology, Inc. ("EST" or the "Company") specializes in the manufacturing and development of wireless modem products. The Company uses research and development, manufacturing, and marketing efforts to produce and market the Company's line of ESTeem (TM) Wireless Modem products and accessories. The Company offers products providing innovative communication solutions for applications not served by existing conventional communication systems. The Company's products are offered in markets for process automation in commercial, industrial, and government arenas both domestically and internationally, as well as domestic markets for public safety communications infrastructure, primarily used by police and fire departments. The Company's products are marketed through direct sales, sales representatives, and domestic and foreign resellers.

The Company was incorporated in the State of Washington in February 1984, and was granted a U.S. Patent for the "Wireless Computer Modem" in May 1987, and Canadian patent in October 1988. In the past three years, the Company has continued improvement of its products to incorporate the latest technology and respond to customer needs and market opportunities.During 2001, the Company's development efforts were concentrated on the development and bringing to market of the ESTeem 192E product line of spread spectrum, non-licensed radio frequency modems using Ethernet based communication protocols, which was granted Federal Communication Commission type approval in October 2001. In an effort to continually expand its customer base, particularly in the industrial control arena, the Company continues efforts to team with all major programmable logic controller (PLC) hardware vendors. The Company has also been involved from time to time as a hardware provider for Government programs, where the Company's products were used in automated aircraft maintenance, airfield lighting and asset identification applications. During 2001, the Company continued to market ESTeem products for use in mobile data terminal applications by public safety entities, and continued to participate in foreign and domestic Supervisory Control and Data Acquisition (SCADA), Industrial Automation, and Government marketplaces.

PRODUCTS AND MARKETS

EST's products provide communication links between computers, peripherals, and instrumentation controls using radio frequency waves. The Company's products are packet burst, VHF & UHF FM radio modems, operating in radio frequency bands of 72 to 76 Megahertz (MHz), 150 to 174 MHz, 400 to 420 MHz, 450 to 470 MHz, and 2.4 Gigahertz (GHz).

The proliferation of computer applications in business, industry and public service has created a constantly changing environment of automation and networking, requiring an ever-increasing amount of data transfer. Prior to the invention of the ESTeem modem, the majority of data transfers used telephone modems or direct cable connections, both of which have costly side effects. Telephone modems have a potentially expensive monthly charge for the use of telephone lines, and direct cable connections can have installation costs as much or more than the cost of the communication system. ESTeem wireless modem products provide a "Wireless Solution" by eliminating the need for conventional hardwiring and leased phone lines.

All of the ESTeem models ("ESTeems") come with industry standard asynchronous communications ports, giving users new dimensions to "Local Area Networking". As many as 253 devices can be interfaced on a single frequency. ESTeem wireless modems have over one hundred internal software commands, which are saved in non-volatile memory, allowing user-friendly configuration for any application.

ESTeem Modems work on a packet burst communications concept. Packet systems, whether hardwired or radio, share the same principle of operation: data is taken from a standard RS-232C, RS-422 or RS-485 asynchronous port and is transmitted in "Electronic Packets". The size of the packet can be user defined from 1 to 2000 bytes of information, depending on model. Once a packet of data is formed, the packet is transmitted in a "burst," from one ESTeem modem to another ESTeem modem, hence the term "packet burst communications." ESTeem Modems provide data accuracy of greater than one part in 100 million. Internal Digi-Repeater features allow the user to increase operating range by relaying transmission through a maximum of three ESTeems to reach a destination ESTeem. An ESTeem can operate as an operating node, a repeater node, or both simultaneously, for added flexibility. Secure data communication is provided in the ESTeem products through use of proprietary technology and techniques, providing users of the products four definable security codes. If higher security is required, the ESTeem is compatible with asynchronous Data Encryption Standard (DES) encryption devices.

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
Flight Line Maintenance

PRODUCT LINES

Model 192C. A licensed narrow band packet burst transceiver for commercial, industrial, and public safety applications operating in the 450 to 470 MHz spectrum. The digitally synthesized transceiver is field tunable over the operating band in 6.25 KHz increments. Typical indoor and outdoor fixed base and mobile applications include point to point as well as point to multi-point digital data networking for distances to approximately 15 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192C are:

Domestic: Industrial Automation, inventory control, public safety.
International: Telephone by-pass, and industrial automation.

Model 192F. A licensed narrow band packet burst transceiver for foreign market commercial, industrial automation, public safety and Federal (USA only) applications operating in the 400 to 420 MHz spectrum. The digitally synthesized transceiver is field tunable over the operating band in 6.25 KHz increments. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 15 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192F are:

International: Telephone by-pass, industrial automation and inventory control.
Federal: Inventory and command control.

Model 192M. A licensed narrow band packet burst transceiver for foreign and domestic commercial, industrial automation, and public safety applications operating in the 150 to 174 MHz spectrum. The digitally synthesized transceiver is field tunable over the operating band in 6.25 KHz increments. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 15 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192M are:

Domestic: Industrial automation, inventory control, and public safety.
International: Telephone by-pass, industrial automation and SCADA.

Model 192V. A licensed narrow band packet burst transceiver for foreign and domestic commercial and industrial applications operating in the 72 to 73 MHz spectrum. The digitally synthesized transceiver is field tunable over the operating band in 20 KHz increments. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 5 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192V are:

Domestic: Industrial automation and inventory control.
International: Telephone by-pass and industrial automation.

Model 192S. A low cost unlicensed direct sequence spread spectrum transceiver for foreign, domestic, and federal applications operating in the 2.4 GHz spectrum. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 10 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192S are as follows:

Domestic: Industrial automation and inventory control.
International: Telephone by-pass and industrial automation.
Federal: Inventory and command control.

Model 192E. A high performance, direct sequence spread spectrum transceiver employing industry standard, 10baseT, 802.11b Ethernet connectivity for both foreign and domestic, commercial and industrial, applications operating in the unlicensed 2.4 GHz spectrum. Data transfer rates of up to 11 Mega bits per second (Mbps). Typical applications include data rate critical, point to point, point to multi-point, and "last-mile" bridge digital data networking for distances to approximately 5 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192E are:

Domestic: Industrial automation, process control and interoffice networking.
International: Telephone by-pass, industrial automation and interoffice networking.

Model 95. A low cost licensed narrow band packet burst transceiver for foreign, domestic and federal applications operating in the 72 to 73 MHz spectrum. The digitally synthesized transceiver is field tunable over the operating band in 20 KHz increments. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 5 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 95 are:

Domestic: Industrial automation and inventory control.
International: Telephone by-pass and industrial automation.
Federal: Inventory and command control.

ADDITIONAL PRODUCTS AND SERVICES

The Company offers various accessories to support the ESTeem products. Accessories are purchased from other manufacturers and resold by EST to support the application of ESTeem modems. Antennas, power supplies and cable assemblies are examples of such items. The Company also provides direct services to customers, such as repair and upgrade of ESTeem products, also to assist in the application of ESTeem wireless modems, the Company provides professional services, site survey testing, system start-up, and custom engineering services.

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company's products compete in the rapidly changing technology environment of the communications industry, where standards and technologies are subject to rapid and unexpected changes. This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive. Research and Development expenditures for new product development and improvements of existing products by the Company for 2001 and 2000 were $146,245 and $181,571, respectively. None of the Company's research and development expenses were directly paid for by any of the Company's customers. During 2001, the Company continued to contract with independent, nonaffiliated, engineering companies specializing in radio design, when such expertise was required.

During 2001, the Company's development resources were used primarily for the development and marketing of the ESTeem 192E, a spread spectrum, non-licensed, wireless, modem using the networking standard, Ethernet interface protocol. The ESTeem 192E received Federal Communication Commission type approval in October 2001. The ESTeem 192E is intended to augment the Company's existing products through the use of Ethernet based, open network architecture, allowing the product to be used in broader variety of applications, such as "last mile" and building network applications. The Company plans on continued research and development expenditures and to undertake new development and improvement projects, as they become necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company's products sold during 2001 were through the reselling efforts of non-exclusive, non-stocking distributors of the Company's products. The remainder of the Company's sales were distributed directly from the Company's facility through direct sales to end-users of the ESTeem products. During 2001, approximately sixty percent of the Company's products were distributed through resellers and forty percent through direct sales. Customers generally place orders on an "as needed basis". Shipping dates for most products are generally 5 to 10 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications. As of December 31, 2001, the Company had a backlog of $201,777 in sales orders.

During 2001, the Company continued to advertise in trade publications specifically targeted at users of control, instrumentation, and automation systems worldwide, and public safety entities domestically. The Company's advertising targeted potential customers using Programmable Logic Controllers (PLCs). There are approximately twenty-five major PLC manufacturers worldwide. The Company also attends tradeshows each year specifically targeted toward the customers and markets in which it sells products. For 2002, the Company intends to continue marketing strategies targeted at existing markets of industrial controls and Mobile Data Computers for public safety networks. The Company maintains an Internet web site to provide easy access to product and technical information for both present and potential customers of the Company's products. Due to the variable configuration possibilities of the Company's products, and existing distributor relationships, the Company has not implemented an electronic commerce internet website. The Company provides technical support and service for ESTeem products through phone support, field technicians, and internet sources. The Company believes high quality customer and technical support is necessary and vital to its business and the markets in which it competes. To maintain this high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

The Company is continuing marketing activities directed towards all branches of the U.S. Government, including United States Armed Services. In the past, the Company's products have been included projects for flight-line maintenance, airfield lighting, and asset and inventory control for various branches of the United States Armed Services.

For the year ended December 31, 2001, the largest sales concentration for the Company was to Rockwell Automation, primarily for automotive manufacturing plant automation projects employing the Company's products, for approximately 15% of the Company's product and services revenues. No other sales to a single customer comprised 10% or more of total product sales as of December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract runs through February 2004.

COMPETITION

The Company's competition varies according to the market in which the Company's products are competing. All of the markets in which the Company's products are sold are highly competitive. Listed below are the markets the Company's products compete in and major competitors in those markets:

Major Market	Major Competitors

Industrial Automation, Remote Data Acquisition, Shop Floor Manufacturing, Overhead Crane Control	Control Chief, Data-Linc, Freewave and Microwave Data Systems

Computer Networking, inter and intra building	Adaptive Broadband, Aironet Wireless Communications, Cylink, Digital Wireless, and Proxim

Radio Area Networking of hand held data collection terminals and bar coding	Intermec, LXE, Norand, Symbol Technologies, and Telxon

Mobile Data Computer systems for public safety applications	Data Radio, Motorola, various cellular service providers using CDPD architectures.

Federal applications	Adaptive Broadband, Data Radio, Datron Technology, Freewave, Harris Computer Systems, Lockheed Martin, Magnavox, Motorola, and Watkins-Johnson.

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

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

EST was granted a United States patent in 1987 for a "Wireless Computer Modem". In 1988, EST was granted a Canadian Patent for a "Wireless Computer Modem". Both patents have lives of 17 years. The Company's ESTeem Wireless Modem trademark, in use since 1985, is protected under common-law trademark protection, and the Company has applied for trademark protection with the United States Department of Commerce.

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

For operation in Canada, the ESTeem RF Modems require Industry Canada Type Acceptance. Industry Canada grants the Type Acceptance for devices demonstrating operation within performance criteria mandated, observed, and tested. Of the Company's current production line, the ESTeem 192E, 192F, 192C, 192V, 192M and 192S have been granted type acceptance in Canada.

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

SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of its products from sole suppliers. Motorola Corporation, Mitsubishi, Murata Corporation, and Toko America Inc., as purchased through a number of distributors, supply key components for the Company's products. The components provided by Motorola, Murata Corporation and Toko America could be replaced or substituted by other products, if it became necessary to do so. If this action became necessary, a material interruption of production and/or material cost expenditures, for example involved with locating and qualifying replacement components, could take place.

Approximately 25% of the Company's inventory at December 31, 2001 consisted of parts having lead times ranging from 12 to 28 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company's inventory value. Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production. However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones and paging devices, have the potential of creating negative component availability and delivery issues for the Company in the future. The Company has been able to procure parts on a timely basis as of the date of this report, however this cannot be guaranteed in the future and if shortages were to occur material interruption of production and consequently product delivery to customers could occur.

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

EMPLOYEES

As of December 31, 2001, the Company employed a staff of10 persons on a full time basis, 3 in marketing, 2 in technical support, 4 in engineering/manufacturing, and 1 in Finance and Administration. The Company's operations are dependent upon key members of its Engineering and Management personnel. In the event services of these key individuals were lost to the Company, adverse effects on the Company's operations may be realized. The Company employs part-time labor on an "as needed" basis, usually in engineering/manufacturing. At year-end 2001 the Company employed 5 part-time employees. None of the Company's employees are represented by a labor union and the Company believes it has good relations with its employees.

ITEM 2.
PROPERTIES

EST does not own any real property, plants, mines, or any other materially important physical properties. The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Kennewick, Washington. The Company leases its office and laboratory space in a lease agreement with The Port of Kennewick in Kennewick, Washington for approximately 6,275 square feet of office and laboratory space. As of January 2, 2002, the total monthly lease cost is $2,529.13, including a leasehold tax of $287.79. The lease covers a period of three years, expiring November 30, 2002.

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

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2001 fiscal year.

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

	Bid		Ask
	High	Low	High	Low
Fiscal year ended December 31, 2001
First Quarter	0.6563	0.375	0.8125	0.3125
Second Quarter	0.42	0.30	0.45	0.34
Third Quarter	0.44	0.37	0.47	0.37
Fourth Quarter	0.48	0.36	0.60	0.36
Fiscal year ended December 31, 2000
First Quarter	3.50	0.35	3.625	0.40
Second Quarter	1.75	0.4688	2.00	0.625
Third Quarter	0.7188	0.375	0.9375	0.50
Fourth Quarter	0.5313	0.375	0.6875	0.4063

The above data was compiled from information obtained from the Pink Sheets LLC, OTC Market Report daily quotation service.

The approximate number of record holders of common stock of the Registrant as of February 15, 2002 was 600 persons/entities.

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

FISCAL YEAR 2001 vs. FISCAL YEAR 2000

GROSS REVENUES: Total revenues for the fiscal year 2001 were $1,509,545 reflecting a 5% decrease from $1,584,665 gross revenues for fiscal year 2000. The decrease total revenues is attributable to decreased Engineering Services and interest revenues, as well decreased product sales during 2001 when compared with 2000. Interest revenue decreased from 2000 levels of $79,144, to 2001 levels of $54,970 due to decreased rates of return received on the Company's short term investments. Engineering Services revenues during 2001 decreased to $150,404 from 2000 levels of $192,965 due to decreased Engineering Service projects performed by the Company during 2001, primarily due to a smaller than expected number of Public Safety Mobile Data Computer (MDC) projects involving the Company's products and services when compared with 2000. Sales of the Company's products were lower than anticipated during 2001 for MDC applications due to, in Management's opinion, the public safety market being affected by reduced federal funding during 2001. Management believes future federal funding of MDC project cannot be guaranteed and therefore MDC projects involving the Company's products become very difficult to predict. Overall, product sales decreased slightly to $1,303,811 in 2001, as compared to 2000 sales of $1,310,524. Offsetting the decrease in MDC segment sales were increased foreign sales during 2001. Management believes sales revenues for 2002 may be negatively impacted by existing economic factors negatively effecting industrial automation projects involving the Company's products and services.

In 2001, a majority of the Company's domestic sales were for industrial automation applications. An example of an industrial automation application is a city's water treatment operation. It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future. The Company's domestic sales were augmented by sales of the Company's products for mobile data computer systems to public entities, which accounted for 4% of the Company's domestic sales during 2001. The sales of the Company's products were lower than anticipated during 2001. Management believes the decrease was due to the public safety market being affected by reduced federal funding during 2001. Management believes future purchases are difficult to predict due to the uncertain nature of federal funding. An example of a mobile data computer system for a public entity is a local area network (LAN), between police department computer dispatch centers and individual police vehicles.

During 2001, the Company had $302,324 in foreign export sales, amounting to 21% of gross product and service revenues for the year. For year-end 2000, foreign export sales were $109,292 or 7% of gross product and service revenues for the year. The increase in foreign sales was due to increased sales volumes for projects in Croatia, Jordan and India. Products purchased by foreign customers were used primarily for use in industrial automation projects. Management believes the majority of foreign export sales are due to EST distributor efforts and the Company's Internet website presence. The geographic compositions of the Company's foreign export sales for 2001 and 2000 are shown in Note 6 to the Financial Statements.

In 2001, products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $29,343 or 2%, of gross product and service revenues as compared with 2000 levels of $23,062 or 2%, of gross product and service revenues. During 2001, products purchased by the U.S. Government were utilized primarily in power monitoring and water control applications. Management believes the decrease in U.S. Government sales revenues was the result of lack of U.S. Government funding for, or discontinuance of, programs using the Company's products. The uncertain nature of U.S. Government purchasing, makes prediction and planning of revenues to be received from U.S. Government difficult to predict.

As of December 31, 2001, the Company had a backlog of $201,777 in sales orders. The Company's customers generally place orders on an "as needed basis". Shipment for most of the Company's products is generally made within 5 to 10 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES: Cost of Sales, as a percentage of gross sales, for the years of 2001 and 2000 was 53% and 56%, respectively. The cost of sales variation for 2001 is the result of the product mix of the items sold during 2001 having a reduced cost when compared with items sold during 2000.

INVENTORY: The Company's year-end inventory values for 2001 and 2000 were as follows:

	2001	2000
Parts	$357,884	$415,673
Work in Progress	94,036	43,110
Finished goods	79,679	103,163
TOTAL	$531,599 ======	$561,946 =======

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time, meet production and delivery requirements. Approximately 25% of the Company's inventory at December 31, 2001 consisted of parts having lead times ranging from 12 to 28 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company's inventory value. Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production. However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones and paging devices, have the potential of creating negative component availability and delivery issues for the Company in the future. The Company has been able to procure parts on a timely basis as of the date of this report, however this cannot be guaranteed in the future and if shortages were to occur material interruption of production and consequently product delivery to customers could occur. Inventory levels decreased between year end 2000 and year end 2001 due to reduced purchases by the Company, as existing inventory resources were used, and timing differences in sales and production schedules when compared with year end 2000.

For year-end 2001, purchases and costs allocated to cost of goods sold were $664,047 as compared to $936,383 in 2000. The decrease in purchases and allocated costs is a result of decreased purchases and use of existing inventory by the Company during 2001.

OPERATING EXPENSES: Operating expenses, prior to allocation of expenses to Cost of Sales and Engineering Services, decreased to $970,719 in 2001, from 2000 levels of $993,282. Material changes in expenses are comprised of the following components: Advertising expenses decreased to $20,774 in 2001 from 2000 levels of $30,810 due to reduced frequency of advertising by the Company during 2000. Depreciation expense increased during 2001 to $42,978 from 2000 levels of $40,604 due increased depreciable assets owned by the Company. Printing expenses increased from 2000 levels of $5,396 to $10,238 for 2001 due to increased printing of marketing related material required by the Company during 2001. Professional services decreased to $71,122 from 2000 levels of $84,297 due to decreased subcontracted engineering services required for Research and Development projects when compared with 2000. Trade show expenses increased during 2001 to $23,357, from 2000 levels of $19,873 due to both increases in shows attended by the Company, and fees paid for those shows.

Salaries decreased to $520,726 in 2001, from 2000 levels of $540,800, primarily due to decreased wages paid to engineering services employees who were compensated on a commission basis for engineering services. The Company incurred bad debt expense of $3,187 during 2001 as compared with $117 during 2000.

FISCAL YEAR 2000 vs. FISCAL YEAR 1999

Total revenues for the fiscal year 2000 were $1,584,665 reflecting a 10% increase from $1,434,393 gross revenues for fiscal year 1999. The increase was attributable primarily to increased product sales in 2000, of $1,310,524 as compared to 1999 sales of $1,239,390, reflecting an increase of 5%, as well as increases in Engineering Services and interest revenues received by the Company. Engineering Services during 2000 increased to $192,965 from 1999 levels of $134,521 due to an increase in the number and size of Engineering Service projects performed by the Company during 2000. Product sales increased during 2000 primarily from increased domestic sales to Industrial Automation and Public Safety Mobile Data Computer (MDC) projects. Management believed the increased sales and service revenues were a short-term result during 2000, which may not continue during 2001. Economic factors may cause reduced revenues from industrial automation customers having a negative impact on projects involving the Company revenues received from products and services.

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

Cost of Sales, as a percentage of gross sales, for the years of 2000 and 1999 was 56% and 51%, respectively. The cost of sales variation for 2000 was the result of both increased cost of the Company's products due to increased prices paid for high demand components purchased during the first half of 2000, and a the product mix of the items sold during 2000 having a higher cost when compared with items sold during 1999.

For year-end 2000, purchases and costs allocated to cost of goods sold were $936,383 as compared to $605,240 in 1999. The increase in purchases and allocated costs was a result of increased purchases by the Company during 2000 due to increased inventory and component requirements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues and expenses resulted in a net loss of $10,296 for 2001, decreased from a net income of $23,944 for 2000. The reduction in net income is a result of decreased interest revenue and Engineering Services revenues when compared with 2000. Also, net loss was increased by the expiration of a capital loss carry forward during 2001, which increased the tax effect applied against income for 2001 to $16,368. At December 31, 2001, the Company's working capital was $2,127,471 compared with $2,125,411 at December 31, 2000. The Company's operations rely solely on the income generated from sales. The Company's major capital resource requirements are maintaining inventory levels adequate for production and payment of employee salaries. Extended availability for components critical for production of the Company's products, ranging from 12 to 28 weeks, require the Company to maintain high inventory levels. It is Management's opinion that the Company's working capital as of December 31, 2001 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2001 was 24.2:1 compared to 22.3:1 at December 31, 2000. The current asset ratio increase is the result of decreased trade accounts payable levels at the end of 2001 when compared with year-end 2000.

The Company's cash resources at December 31, 2001, including cash and cash equivalent liquid assets, were $1,513,592, decreased from cash resources of $1,452,287 at year end 2000. The increase in cash resources at year end is the result of timing differences in accounts receivable collection cycles, and reduced purchases for inventory and capital equipment, when compared with year-end 2000. Cash flows were increased by additional paid in capital received from exercise of Company stock options in the amount of $12,300. Cash flows were offset by additions to property plant and equipment of $33,306, capitalized software of $13,709, decrease in current liabilities of $24,571 and the net loss of $10,296 when compared with 2000.

The Company's trade accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2001, were $158,674, compared to $183,627 at year-end 2000. The decrease is the result of timing differences in collection accounts receivable cycles between December 31, 2001 and December 31, 2000. Management believes that all of the Company's accounts receivable as of December 31, 2001, are collectible.

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

Inventory level as of December 31, 2001, was $531,599, reflecting a decrease from December 31, 2000, levels of $561,946. The inventory level decrease is the result of the Company decreasing purchases as existing inventory resources were used, and timing differences in sales and production schedules when compared with year end 2000.

The Company had capital expenditures during year 2001 of $33,306, primarily for equipment used for research/development, manufacturing and upgrades to the Company's computer network. The Company intends on investing in additional capital equipment as it is deemed necessary to support development and manufacture of the ESTeem Modem. As of December 31, 2001, the Company's current liabilities were $91,522, decreased from 2000 year-end levels of $99,725. The decrease is due to decreased levels of trade accounts payable at year-end 2001.

The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract runs through February 2004. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Due to the uncertain nature of Federal Government purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal Government purchases in 2002 will be pursuant to the Company's GSA contract.

The Company's operations were not adversely effected by inflation during 2001. No adverse affect is anticipated during 2002.

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

PART III

ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2001; as well as term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation

T.L. Kirchner	06/11/99 - 06/10/02	53	President of the Company
Melvin H. Brown	06/02/00 - 06/02/03	71	President of Manufacturing Services, Inc.
Robert Southworth	06/02/00 - 06/02/03	58	Patent Attorney for U.S. Dept. of Energy
Jon Correio*	06/02/00 - 06/02/03	34	Vice President of Finance of the Company
John L. Schooley	06/01/01 - 06/01/04	63	President of Remtron, Inc.

* Arthur Leighton died on January 15, 2001. Mr. Leighton's position on the Board of Directors was filled by Board of Director action, by Jon Correio, the Company's Vice President of Finance & Administration on February 9, 2001. The Company's Forms 8K dated January 15, 2001 and February 9, 2001, respectively as filed with the Securities and Exchange Commission are included herein by reference.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2001; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service

T. L. Kirchner	52	President	3 Years	02/10/84- Present
Jon Correio	34	Sec/Treas	3 Years	02/9/01- Present

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

MELVIN H. BROWN. Mr. Brown is a Director of the Company. During the last five years Mr. Brown has been the owner and president of Manufacturing Services, Inc. Manufacturing Services provides services in packaging design, printed circuit board layout, prototyping, verification of documentation, testing, burn-in, quality control, and repetitive volume production. Manufacturing Services provides electronic manufacturing and quality control testing services for Electronic Systems Technology. Mr. Brown does not serve as a director for any other company registered under the Securities Exchange Act.

ROBERT SOUTHWORTH. Mr. Southworth is a Director and the Secretary/Treasurer of the Company. Since 1980, Mr. Southworth has been employed with the U. S. Department of Energy as a Senior Patent Attorney in Richland, Washington. His primary duties with the Department of Energy include the preparation and prosecution of domestic and foreign patent applications in such fields as nuclear reactors, fuel reprocessing, waste management and energy related fields of solar, wind, and fossil fuels. Mr. Southworth does not serve as a director of any other company that is registered under the Securities Exchange Act. (Mr. Southworth resigned as the Company's Secretary/Treasurer on February 9, 2001, and was replaced by Jon Correio, the Company's Manager of Finance & Administration. Mr. Southworth retained his position as a Director of the Company. The Company's Form 8K dated February 9, 2001 as filed with the Securities and Exchange Commission is included herein by reference.)

JON CORREIO. Mr. Correio is the Vice President of Finance and Administration, Secretary/Treasurer and a Director of the Company. During the last five years Mr. Correio has been a full time employee of the Company, whose primary duties are to oversee the Finance and Administration functions of the Company. Mr. Correio does not serve as a director for any other company registered under the Securities Exchange Act.

JOHN L. SCHOOLEY. Mr. Schooley is a Director of the Company. During the past five years, Mr. Schooley has been the owner and President of Remtron, Inc. in San Diego, California. Remtron, Inc. manufactures advanced radio control and telemetry systems for the industrial marketplace. Remtron, Inc. has previously provided research and development services for Electronic Systems Technology. Mr. Schooley does not serve as director of any other company that is registered under the Securities Act.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The following person(s) who, at any time during the fiscal year, was a director, officer, beneficial owner or more than 10% any class of equity securities of the registrant, failed to file on a timely basis the required disclosure Form as noted: None.

ITEM 10.
EXECUTIVE COMPENSATION

The Company's named compensated executive officer is T.L. Kirchner, President and CEO. The Company had no other compensated executive officers as of December 31, 2001.

The information specified concerning the compensation of the named executive officers for each of the Registrant's last three completed fiscal years is provided in the following Summary Compensation Table:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)	Securities Options Underlying SARs (#)	LTIP Payouts ($)	All Other Compensation ($)(3)(4)
T. L. Kirchner, President & CEO	2001	90,000	0	2,267	0	25,000	0	7,150
	2000	90,000	0	3,545	0	25,000	0	7,401
	1999	87,430	4,087	1,881	0	25,000	0	5,845

(1) Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus
(2) Other Annual Compensation includes Accrued Vacation Pay
(3) All Other Compensation consists of premiums paid for Group Health Insurance and Key Man Insurance
(4)Amounts do not reflect proceeds of $0.01 per share cash distribution received during 1999 totaling $4035. Receipt of cash distribution was based solely on capacity as a shareholder.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2001 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	12.8%	0.44	2/9/04

(5) This table does not include Stock Options granted previously. Forms 8-K dated 2/12/99, 2/11/00 respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2001 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Excercisable/ Unexercisable	Value of Unexercised In-the-money Options/SARs At FY-End ($)Excercisable/ Unexercisable
T.L. Kirchner	0	0	75,000	0

The Company does not currently have a Long-Term Incentive Plan ("LTIP").

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors duties associated with the Company's business. Directors with no less than three years continuous tenure are eligible for stock option awards, as governed by the Company stock option plan. There is currently no other compensation arrangements for the Company's directors. (See "Security Ownership of Certain Beneficial Owners and Management" for Stock Options granted in previous years.)

The Company currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

ITEM 11.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2001, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address Of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Gerald R Hewitt 2046 Harris Ave Richland WA 99352	456,000	8.9%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	8.1%
Common	EDCO Partners LLLP 4605 Denice Drive Englewood CO 80111	304,715	6.00%

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

(2) The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 granted February 12, 1999, Options for 25,000 granted February 11, 2000, and Options for 25,000 granted February 9, 2001. Forms 8-K, dated February 12, 1999, February 11, 2000 and February 9, 2001, respectively, are incorporated herein by reference.

(3) Does not include options granted. See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 15, 2002, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Title Of Class	Name Of Beneficial Owner	Amount & Nature Of Beneficial Ownership	Percent of Class
Common	T.L. Kirchner (Officer & Director)	403,488 (1)	7.9%
Common	Robert Southworth (Director)	0 (1)	0.0%
Common	Melvin H. Brown (Director)	76,500 (1)	1.5%
Common	Jon Correio (Officer &Director)	0 (1)	0.0%
Common	John Schooley (Director)	85,000 (1)	1.7%

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

The information below does not include stock options granted in February 2002.

Recipients of Stock Options currently unexpired as of 12/31/01 were as follows:

Name	Option Shares	Exercise Price per Share ($)

APPROVAL DATE: 2-9-2001

David B. Strecker	15,000	0.44
Eric P. Marske	15,000	0.44
Jon A. Correio	15,000	0.44
Alan B. Cook	15,000	0.44
George Stoltz	5,000	0.44
Gary L. Schmitz	5,000	0.44
Melvin Brown	25,000	0.44
Tom Kirchner	25,000	0.44
Robert Southworth	25,000	0.44
John L. Schooley	25,000	0.44

APPROVAL DATE: 2-11-2000

David B. Strecker	15,000	2.81
Eric P. Marske	15,000	2.81
Jon A. Correio	15,000	2.81
Alan B. Cook	15,000	2.81
Melvin Brown	25,000	2.81
Tom Kirchner	25,000	2.81
Arthur Leighton (estate)	25,000	2.81
Robert Southworth	25,000	2.81
John L. Schooley	25,000	2.81

APPROVAL DATE: 2-12-99
David B. Strecker	15,000	0.44
Eric P. Marske	15,000	0.44
Jon A. Correio	15,000	0.44
Alan B. Cook	15,000	0.44
Melvin Brown	25,000	0.44
Tom Kirchner	25,000	0.44
Arthur Leighton (estate)	25,000	0.44
Robert Southworth	25,000	0.44

Stock options must be exercised within 90 days after termination of employment/board membership. During 2001, 230,000 options expired, and 30,000 shares under option were exercised. At December 31, 2001 there were 515,000 shares reserved for future exercise.

ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During fiscal year 2001, the Company contracted for services from Manufacturing Services, Inc. in the amount of $79,570. Manufacturing Services, Inc. is owned and operated by Melvin H. Brown, who is a Director of Electronic Systems Technology, Inc. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

PART IV

ITEM 13.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibits filed as part of the Company's 10KSB report for 2001 are listed below. Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.
EXHIBIT NUMBER	DESCRIPTION
1

Report of Independent Certified Public Accountant
Financial Statements/Financial Statement Schedules
Balance Sheets
Statement of Operations
Statement of Changes in Stockholders Equity
Statement of Cash Flows
Notes to Financial Statements

2	Reports on Form 8-K Form 8-K, dated February 15, 2002

3

Articles of Incorporation and By-Laws filed as Exhibit 2.1 to Form S-18, Registration Statement No. 2-92949-S, Exhibit (c) to Form 8-K, filed March 15, 1985, and Amendments to By-Laws adopted by Shareholders on January 14, 1985 are incorporated herein by reference.

4	Instrument defining the rights of security holders including indentures. Exhibit II Form S-18 Registration Statement No. 2-92949-S is incorporated herein by reference. Form 8A Registration Statement, 000-27793, dated October 25, 1999, is incorporated herein by reference. Forms 8-K dated February 7, 1997, February 6, 1998, February 12, 1999 and February 11, 2000 are incorporated by reference.

11	Statement re-computation of per share earnings.

13	Annual report to security holders, Form 10-Q or quarterly report to security holders.	N/A

22	Published report regarding matters submitted to vote of security holders.	N/A

24	Consents of experts and counsel

99	Additional Exhibits
99.1 Report of Audit Committee

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ TOM L. KIRCHNER

T.L. Kirchner, Director/President
(Principal Executive Officer)

Date: March 26, 2002

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ TOM L. KIRCHNER	Director/President	March 26, 2002
T.L. Kirchner

/s/ JON CORREIO	Director	March 26, 2002
Jon Correio

/s/ MELVIN BROWN	Director	March 26, 2002
Melvin H. Brown

/s/ ROBERT SOUTHWORTH	Director	March 26, 2002
Robert Southworth

/s/ JOHN SCHOOLEY	Director	March 26, 2002
John L. Schooley