Form 10QSB
period 2002-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2002-05-14
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSIONS
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended:	March 31 2002
Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4
Kennewick WA 99336
(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

The number of shares outstanding of common stock as of March 31, 2002 was 5,098,667.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
SELECTED FINANCIAL DATA
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2002	Mar. 31, 2001
Sales	$ 485,748	$ 210,721
Other Revenues	$ 55,538	$ 52,830
Gross Profit	$ 293,525	$ 91,598

Net Income (Loss) Before Taxes	$ 129,847	$ (46,630)
Net Income (Loss)	$ 85,699	$ (30,571)

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.02	$ (0.01)
Diluted	$ 0.02	$ (0.01)

Earnings (Loss) Per Share
Basic	$ 0.015	$ (0.006)
Diluted	$ 0.015	$ (0.006)

Weighted Average Shares Outstanding (Basic)
Primary	5,622,338	5,660,229
Diluted	5,633,667	5,688,667

Total Assets	$ 2,654,937	$ 2,382,701

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,395,848	$ 2,289,875

Shareholders' Equity Per Share	$ 0.47	$ 0.45

Working Capital	$ 2,216,829	$ 2,111,927

Current Ratio	9.5:1	23.75:1

Equity To Total Assets	90%	96%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEET
(as prepared by Management)
(Unaudited)

	Mar. 31, 2002	Dec. 31 ,2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,666,952	$ 1,513,592
Accounts Receivable, net of allowance for uncollectibles	214,975	158,674
Inventory	578,671	531,599
Accrued Interest	958	1,243
Prepaid Expenses	14,362	7,252
Provision for Federal Income Taxes	0	6,633
Total Current Assets	$ 2,475,918	$ 2,218,993

PROPERTY & EQUIPMENT net of Depreciation of $368,707 at Mar. 31, 2002 and $359,018 at Dec. 31, 2001	162,431	164,989

OTHER ASSETS	16,589	17,690
TOTAL ASSETS	$ 2,654,938	$ 2,401,672

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 75,380	$ 53,384
Refundable Deposits	98,024	0
Deferred Tax Liability	17,283	17,283
Federal Income Taxes Payable	37,515	0
Accrued Liabilities	30,887	20,855
Total Current Liabilities	259,089	91,522

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,098,667 Shares Issued And Outstanding	$ 5,099	$ 5,099
Additional Paid-in Capital	945,734	945,734
Retained Earnings	1,445,016	1,359,317
	$ 2,395,849	$ 2,310,150

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,654,938	$ 2,401,672

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF OPERATIONS
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2002	Mar. 31, 2001

SALES	$ 485,748	$ 210,721
COST OF SALES
Beginning Inventory	531,599	561,946
Purchases and Allocated Costs	239,295	173,169
	$ 770,894	$ 735,115
Ending Inventory	578,671	615,992
Total Cost of Sales	$ 192,223	$ 119,123
Gross Profit	$ 293,525	$ 91,598

OPERATING EXPENSES
Finance/Administration	$ 51,581	$ 46,797
Research & Development	39,730	37,542
Marketing	61,692	57,363
Customer Service	23,610	23,739
Total Operating Expense	$ 176,613	$ 165,441
OPERATING INCOME (LOSS)	$ 116,912	$ (73,843)

Other Income (expenses)
Interest Income	$ 6,611	$ 18,890
Loss on Asset Disposal	--	(3)
Engineering Services	48,927	33,940
Engineering Support	(42,603)	(25,614)
Net Other Income (expense)	$ 12,935	$ 27,213

NET INCOME (LOSS) BEFORE TAX	$ 129,847	$ (46,630)
Provision For Income Tax	(44,148)	16,059
NET INCOME (LOSS)	$ 85,699	$ (30,571)

Basic Earnings (Loss) Per Share Before Tax	$ 0.02	$ (0.01)
Basic Earnings (Loss) Per Share After Tax	$ 0.015	$ (0.006)

Diluted Earnings (Loss) Per Share Before Tax	$ 0.02	$ (0.01)
Diluted Earnings (Loss) Per Share After Tax	$ 0.015	$ (0.006)

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2002	Mar. 31, 2001

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ 85,699	$ (30,571)
Noncash items included in income:
Depreciation	9,689	9,904
Amortization	1,101	415
Loss on Disposition of Assets	--	3
Provision for Federal Income Taxes	6,633	(16,059)

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	(56,301)	86,472
Inventory	(47,072)	(54,046)
Prepaid Expenses	(7,110)	124
Accrued Interest	285	1,108

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	32,028	(6,899)
Refundable Deposits	98,024	--
Accrued Federal Income Taxes	37,515	--
	$ 160,491	$ (9,549)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	$ (7,131)	$ (5,535)
	$ (7,131)	$ (5,535)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Common Stock Issued through exercised stock options	$ --	$ 30
Additional Paid In Capital from exercised stock options	--	12,270
	$ --	$ 12,300
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 153,360	$ (2,784)
Cash And Cash Equivalents At Beginning Of Period	1,513,592	1,452,287
Cash And Cash Equivalents At Ending of Period	$ 1,666,952	$ 1,449,503

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	0	0
Federal Income Taxes	$ 0	$ 0

Cash And Cash Equivalents:
Cash	$ 6,060	$ 6,100
Money Market Accounts	664,465	371,636
Certificates Of Deposit	996,427	1,071,767
	$ 1,666,952	$ 1,449,503

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2002 and March 31, 2002. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform with the format of this quarterly presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2001 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 2002 and March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	March 31 2002	December 31 2001
Parts	$ 315,497	$ 357,884
Work in progress	105,307	94,036
Finished goods	157,867	79,679
	$ 578,671	$ 531,599

NOTE 3 – EARNINGS PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,622,338 and 5,660,229 for the quarters ended March 31, 2002 and 2001 respectively.

For the Quarter Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS Income available to common stockholders	$85,699	5,622,338	$0.015
Diluted EPS Income available to common stockholders + assumed conversions	$85,699	5,633,667	$0.015

NOTE 4 - STOCK OPTIONS

As of March 31, 2002, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 15, 2002, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 15, 2002 totaled 180,000 shares under option and have an exercise price of $0.42 per share. The options granted on February 15, 2002 may be exercised any time during the period from February 15, 2002 through February 14, 2005. The Company's Form 8-K dated February 15, 2002, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12 month period from March 31, 2002 to March 31, 2001, 235,000 shares under option expired, no shares under option were exercised, and 180,000 shares under option were granted. At March 31, 2002 there were 535,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2002, services in the amount of $34,689 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of EST.

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2002. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES: Total revenues from the sale of EST products and services increased to $534,675 for the first quarter of 2002 as compared to $244,661 in the first quarter of 2001, reflecting an increase of 119%. Gross revenues increased to $541,286 for the quarter ending March 31, 2002, from $263,551 for the same quarter of 2001. Management believes the increased product and service revenues are the result of increased domestic industrial automation sales, as well as a large water control retrofit project undertaken and completed by the Company during the first quarter of 2002 when compared with a low sales revenue first quarter 2001.

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

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government sales. Domestic commercial sales increased to $498,560 in the first quarter of 2002 as compared to $171,965 for the first quarter of 2001. Foreign export sales for the first quarter of 2002 decreased to $32,985 as compared to the $66,464 in foreign sales in the same quarter of 2001. The comparative reduction in foreign sales reflects large industrial automation projects in India and Croatia in the first quarter of 2001, which did not recur during the first quarter of 2002. The Company had sales of $3,131 to U.S. Government programs for the first quarter of 2002 as compared with $6,202 in the first quarter 2001. Engineering services billed in the first quarter of 2002 increased to $48,927 as compared with $33,940 for the same quarter of 2001. The increase in engineering services billed is the result of period differences in the amount of engineering services requested by the Company’s customers when compared with the first quarter of 2001, due to increased quantity and scope of engineering services undertaken by the Company during the first quarter of 2002. During the quarter ended March 31, 2002 sales to the Potlatch Corporation, an end user of the Company’s products, for a water control network retrofit application, consisted of 33% of the Company's sales and service revenues. No other sales to a single customer comprised 10% or more of the Company's product sales.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the first quarter of 2002 and 2001 are as follows:

For the first quarter of	2002	2001
Domestic Sales	93%	70%
U.S. Government Sales	1%	3%
Export Sales	6%	27%

A percentage breakdown of EST's product sales categories for the first quarter of 2002 and 2001 are as follows:

For the first quarter of	2002	2001
ESTeem Model 192	75%	62%
ESTeem Model 95	2%	5%
ESTeem Model 96	0%	2%
ESTeem Accessories	13%	15%
Factory Services	1%	2%
Site Support	9%	14%

Sales include foreign export sales as follows:

Three Months Ended	March 31 2002	March 31 2001
Export sales	$ 32,985	$ 66,494
Percent of sales	6%	27%

The geographic distribution of foreign sales for the first quarter of 2002 and 2001 is as follows:

Percent of Foreign Sales	March 31	March 31
COUNTRY	2002	2001
Canada	55%	--
Ecuador	32%	--
Brazil	12%	4%
Chile	1%	--
Croatia	--	44%
India	--	41%
Indonesia	--	8%
Columbia	--	2%
Mexico	--	1%

The majority of the Company's domestic and foreign sales for the first quarter of 2002 were used in industrial automation applications. It is Management’s opinion that the majority of foreign export applications will continue to be in industrial automation applications for the foreseeable future. Industrial Automation applications have historically been the majority of the Company’s domestic sales, which Management believes will continue for the foreseeable future, but will also be, augmented by sales of Mobile Data Computer Systems for public safety entities. During first quarter of 2002, Mobile Data Computer Systems sales levels were lower than anticipated, a trend which Management believes may continue in the near term due to current market conditions and public safety entity purchases being linked to uncertain government funding. The Company has however contracted with the County of Nye, Nevada to provide a Mobile Data Computer System for the Nye County Sheriff’s Department, which is currently being coordinated with other equipment and service providers and is scheduled for completion late in the second quarter of 2002.

Based on previous experience, the majority of all U.S. Government purchases are under the Company’s General Services Administration (GSA) contract. Management believes decreased U.S. Government sales are the result of a continued downward sales trend for projects and purchases involving the Company’s products in the U.S. Government sales marketplace. The Company has experienced this trend for the past three years, and Management feels this will continue for the foreseeable future. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

BACKLOG:

As of March 31, 2002, the Company had a sales order backlog of $185,100. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 5 to 10 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:

Cost of sales percentages of gross sales for the first quarters of 2002 and 2001 were 40% and 56% of gross sales respectively. The cost of sales reduction for the first quarter of 2002 is due to a combination of product mix of the products sold during the quarter having lower cost and/or higher profit margins, when compared with the same quarter of 2001.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2002 increased $11,172 from first quarter of 2001 levels. The following is a delineation of operating expenses:

	March 31 2002	March 31 2001	Increase (Decrease)
Finance/Administration	$ 51,581	$ 46,797	$ 4,784
Research/Development	39,730	37,542	2,188
Marketing	61,692	57,363	4,329
Customer Service	23,610	23,739	(129)
Total Operating Expenses	$176,613	$165,441	$ (11,172)

Finance and Administration: During the first quarter of 2002 Finance and Administration expenses increased $4,784 to $51,581, when compared with the first quarter of 2001. The increase is the result of increased services purchased by the Company, state business and occupation tax, and salaries paid by the Company during the first quarter of 2002, when compared with the first quarter of 2001.

Research and Development: Research and Development expenses increased $2,188 to $39,730, during the first quarter of 2002, as compared with the same period in 2001. The increase in Research and Development costs is due to period differences in salaries and Research and Development related services subcontracted by the Company, when compared with the same quarter of 2001.

Marketing: During the first quarter of 2002, marketing expenses increased $4,329 when compared with the same period of 2001. The increase is due to increased travel expenses, advertising and trade show costs incurred by the Company in marketing related efforts during the first quarter of 2002 when compared with the first quarter of 2001.

Customer Service: Customer service expenses decreased slightly by $129 during the first quarter of 2002 when compared with expenses for the same quarter of 2001.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $6,611 in interest and dividend income during the quarter ending March 31, 2002. Sources of this income were savings and money market accounts and short term investments.

ENGINEERING SUPPORT:

Engineering support costs increased to $42,603 as of March 31, 2002, as compared to $25,614 for the same period of 2001. The increase in engineering support costs for the first quarter of 2002, is a direct result of increased quantity and scope of engineering services undertaken by the Company during the first quarter of 2002, when compared with the same quarter of 2001.

NET INCOME:

The Company had a net income of $85,699 for the first quarter of 2002 compared to net loss of $30,571 for the same quarter of 2001. Net income is attributable to increased sales and decreased costs of goods sold during the first quarter of 2002, when compared with the first quarter of 2001.

B. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2002 was 9.5:1 compared to 24.2:1 at December 31, 2001. The decrease in current ratio is due to increases in accounts payable, federal income taxes payable and refundable deposit amounts when compared with December 31, 2001 amounts.

For the quarter ending March 31, 2002, the Company had cash and cash equivalent short-term investment holdings of $1,666,952 as compared to cash and cash equivalent holdings of $1,513,592 at December 31, 2001. The increase in cash and cash equivalents is due to the Company’s net income for the first quarter of 2002, and receipt of refundable deposits for foreign customer orders and mobile data computer system projects, when compared with December 31, 2001.

Accounts receivable increased to $214,975 as of March 31, 2002, from December 31, 2001 levels of $158,674, due to increased sales during the first quarter 2002, when compared with year-end 2001. Inventory increased to $578,671 at March 31, 2002, from December 31, 2001 levels of $531,599, due to increased procurement for first quarter sales and anticipated second quarter 2002 sales. Provision for Federal Income Taxes decreased to $0 at March 31, 2002 from $6,633 at December 31, 2001 as tax liability for first quarter 2002 net income was recorded.

The Company's fixed assets, net of depreciation, decreased to $162,431 as of March 31, 2002, decreased from December 31, 2001 levels of $164,989, due to depreciation of the Company’s fixed assets. The Company had capital expenditures of $7,131 for fixed assets in the first quarter of 2002, primarily for upgrades to the companies computer network. Management foresees additional capital expenditures may be necessary in 2002 to support the production and sale of the Company’s products.

As of March 31, 2002, the Company recorded a refundable deposit liability of $98,024 for amounts prepaid by foreign customers prior to order shipment and prepayment for mobile data computer system (MDCS) projects contracted with the Company. Trade accounts payable balance at March 31, 2002 was $75,380 as compared with $53,384 at December 31, 2001, and reflects amounts owed for purchases of inventory items and contracted services. Federal Income Taxes Payable increased to $37,515 at March 31, 2002 and reflects the tax liability for the Company’s first quarter 2002 net income. Accrued Liabilities as of March 31, 2002 were $30,887, compared with $20,855 at December 31, 2001, and reflects items such as accrued vacation benefits, accrued payroll tax, and state tax liabilities.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2002 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2002.

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

  Reports on Form 8-K

Form 8-K dated February 15, 2002 is incorporated herein by reference.

Exhibit Index Reference Form 10-QSB

Exhibit Number Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.

Form 8-K dated February 12, 1999 is incorporated herein by reference.
Form 8-K dated February 11, 2000 is incorporated herein by reference.
Form 8-K dated February 9, 2001 is incorporated herein by reference.
Form 8-K dated February 15, 2002 is incorporated herein by reference.

11. Statement Re: computation of per share earnings. Note 3 to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ TOM L. KIRCHNER
Date: MAY 8, 2002	Name: T.L. Kirchner
Title: Director/President (Principal Executive Officer)

By: /s/ JON CORREIO
Date: MAY 8, 2002	Name: Jon Correio
Title: Director/Secretary/Treasurer (Principal Financial Officer)