Form 10QSB
period 2002-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2002-08-13
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended:	June 30 2002
Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4
Kennewick WA 99336

Registrant’s telephone number, including area code:	(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of common stock as of June 30, 2002 was 5,098,667.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)
(Unaudited)

Six Months Ended	June 30, 2002	June 30, 2001
Sales	$ 999,700	$ 421,728
Other Revenues	86,365	108,010
Gross Profit	562,975	179,617

Net Income (Loss) Before Taxes	211,668	(122,352)
Net Income (Loss) After Taxes	141,275	(80,548)

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.037	$ (0.02)
Diluted	0.037	(0.02)

Earnings (Loss) Per Share After Taxes
Basic	$ 0.025	$ (0.015)
Diluted	0.025	(0.015)

Weighted Average Shares Outstanding (Basic)
Primary	5,619,311	5,654,530
Diluted	5,633,667	5,654,530

Total Assets	$ 2,687,092	$ 2,326,467

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,451,425	$ 2,239,898

Shareholders' Equity Per Share	$ 0.48	$ 0.44

Working Capital	$ 2,274,650	$ 2,051,135

Current Ratio	10.7:1	24.7:1

Equity To Total Assets	91%	96%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEET
(as prepared by Management)
(Unaudited)

	June 30, 2002	Dec. 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,803,228	$ 1,513,592
Accounts Receivable, net of allowance for uncollectibles	116,062	158,674
Inventory	576,602	531,599
Accrued Interest	1,788	1,243
Prepaid Expenses	12,637	7,252
Provision for Federal Income Taxes	0	6,633
Total Current Assets	$ 2,510,317	$ 2,218,993

PROPERTY & EQUIPMENT net of Depreciation of $378,010 at June 30, 2002 and $359,018 At Dec. 31, 2001	161,288	164,989

OTHER ASSETS	15,487	17,690
TOTAL ASSETS	$ 2,687,092	$ 2,401,672

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 70,732	$ 53,384
Refundable Deposits	55,320	--
Deferred Tax Liability	17,283	17,283
Accrued Liabilities	28,572	20,855
Federal Income Taxes Payable	63,760	0
Total Current Liabilities	235,667	91,522

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,098,667 Shares Issued And Outstanding	$ 5,099	$ 5,099
Additional Paid-in Capital	945,734	945,734
Retained Earnings	1,500,592	1,359,317
	$ 2,451,425	$ 2,310,150

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,687,092	$ 2,401,672

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF OPERATIONS
(as prepared by Management)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

SALES	$513,952	$211,007	$999,700	$421,728
COST OF SALES
Beginning Inventory	$ 578,671	$ 615,992	$ 531,599	$ 561,946
Purchases and Allocated Costs	242,433	148,774	481,728	321,943
	821,104	764,766	1,013,327	883,889
Ending Inventory	576,602	641,778	576,602	641,778
Total Cost of Sales	$ 244,502	$ 122,988	$ 436,725	$ 242,111
Gross Profit	$ 269,450	$ 88,019	$ 562,975	$ 179,617

OPERATING EXPENSES
Finance/Administration	$ 52,608	$ 38,917	$ 104,188	$ 85,712
Research & Development	44,556	45,707	84,287	83,250
Marketing	77,340	68,506	139,033	125,869
Customer Service	22,487	32,428	$ 46,097	$ 56,168
Total Operating Expense	$ 196,991	$ 185,558	$ 373,605	$ 350,999
OPERATING INCOME (LOSS)	$ 72,459	$ (97,539)	$ 189,370	$ (171,382)

Other Income (expenses)
Interest Income	$ 7,082	$ 14,380	$ 13,693	$ 33,270
Loss on Asset Disposal	0	(1,056)	0	(1,059)
Engineering Services	23,745	40,799	72,672	74,740
Engineering Support	(21,465)	(32,305)	(64,067)	(57,920)
Net Other Income (expense)	$ 9,362	$ 21,817	$ 22,298	$ 49,030

NET INCOME (LOSS) BEFORE TAX	$ 81,821	$ (75,722)	211,668	(122,352)
Provision For Income Tax	(26,245)	25,745	(70,393)	41,804

NET INCOME (LOSS)	$ 55,576	$ (49,977)	$ 141,275	$ (80,548)

Basic Earnings (Loss) Per Share Before Tax	$ 0.015	$ (0.015)	$ 0.037	$ (0.02)
Basic Earnings (Loss) Per Share After Tax	$ 0.01	$(0.009)	$ 0.025	$ (0.015)

Diluted Earnings (Loss) Per Share Before Tax	$ 0.015	$(0.015)	$ 0.037	$ (0.02)
Diluted Earnings (Loss) Per Share After Tax	$ 0.01	$(0.009)	$ 0.025	$ (0.015)

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Six Months Ended	June 30, 2002	June 30, 2001

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:

Net Income (Loss)	$141,275	$(80,548)
Noncash items included in income:
Depreciation	18,992	20,153
Loss on Disposition of Assets	--	1,059
Amortization	2,203	830
Provision for Federal Income Taxes	6,633	(41,804)

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	42,612	64,740
Inventory	(45,003)	(79,832)
Prepaid Expenses	(5,385)	(634)
Accrued Interest	(545)	6,240

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	25,065	(24,915)
Federal Income Taxes Payable	63,760	--
Refundable Deposits	55,320	11,759
	$304,927	$(122,952)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	$(15,291)	$(25,945)
Deposits for Property and Equipment to be delivered at later date	--	(2,125)
	$(15,291)	$(28,070)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Common Stock Issued through exercised stock options	$ --	$ 30
Additional Paid In Capital from exercised stock options	--	12,270
	$ --	$ 12,300
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 289,636	$ (138,722)
Cash And Cash Equivalents At Beginning Of Period	1,513,592	1,452,287
Cash And Cash Equivalents At Ending of Period	$1,803,228	$1,313,565

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 0	$ 0

Cash And Cash Equivalents:
Cash	$11,022	$6,100
Money Market Accounts	791,722	335,516
Certificates Of Deposit	1,000,484	971,949
	$ 1,803,228	$ 1,313,565

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six month periods ending June 30, 2002 and June 30, 2001. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2001 as filed with Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2002 and June 30, 2001, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	June 30 2002	December 31 2001
Parts	$323,021	$ 357,884
Work in progress	125,953	94,036
Finished goods	127,628	79,679
	$576,602	$ 531,599

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,619,331 and 5,654,530 for the six-month period ended June 30, 2002 and 2001 respectively.

For the six months ended June 30, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS Income available to common stockholders	$141,275	5,619,311	$0.025
Diluted EPS Income available to common stockholders + assumed conversions	$141,275	5,633,667	$0.025

NOTE 4 - STOCK OPTIONS

As of June 30, 2002, the Company had outstanding stock options that have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 15, 2002, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 15, 2002 totaled 180,000 shares under option and have an exercise price of $0.42 per share. The options granted on February 15, 2002 may be exercised any time during the period from February 15, 2002 through February 14, 2005. The Company's Form 8-K dated February 15, 2002, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment. During the 12-month period from June 30, 2001 to June 30, 2002, 160,000 shares under option expired, no shares under option were exercised, and 180,000 shares under option were granted. At June 30, 2002 there were 535,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the six-month period ended June 30, 2002, services in the amount of $58,683 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2002. The following statements may be forward looking in nature and actual results may differ materially.

A. Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem(TM) wireless modem systems, accessories, and services increased to $537,697 for the second quarter of 2002 compared to $251,806 for the second quarter of 2001. Gross revenues increased to $544,779 for the quarter ended June 30, 2002, from $266,186 for the same quarter of 2001. The increase in revenues is the result of increased sales volume for Domestic and Foreign Industrial Automation applications. The increase in sales revenues has been a general trend experienced during the first six months of 2002, which Management believes may continue in the near term, but cannot be assured to due uncertain economic and market conditions that currently exist.

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

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government sales. Domestic commercial sales increased to $406,276 in the second quarter of 2002, as compared to $212,241 for the second quarter of 2001, due to increased product sales for industrial automation projects using the Company’s products primarily for water and wastewater automation, and MDCS projects. Foreign export sales for the second quarter of 2002 increased to $124,619 as compared to the $34,285 in the same quarter of 2001, due to sales of the Company’s products for industrial automation projects in Ecuador, Italy and Peru. U.S. Government sales increased slightly to $6,803 in the second quarter of 2002 when compared with second quarter 2001 U.S. Government sales of $5,280.

During the quarter ended June 30, 2002 material and services provided to the Nye County Nevada Sheriff’s Department, an end user of the Company’s Mobile Data Computer System (MDCS) products, accounted for 12% of the Company’s sales and service revenues. No other sales to a single customer comprised 10% or more of the Company’s product sales for the quarter ended June 30, 2002.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the second quarter of 2002 and 2001 are as follows:

For the second quarter of
	2002	2001
Domestic Sales	76%	84%
Export Sales	23%	14%
U.S. Government Sales	1%	2%

A percentage breakdown of EST's product sales categories for the second quarter of 2002 and 2001 are as follows:

For the Quarter Ended June 30
	2002	2001
ESTeem Model 192	72%	55%
ESTeem Model 95	1%	4%
ESTeem Model 96	1%	--
ESTeem Accessories	22%	21%
Factory Services	1%	4%
Site Support	3%	16%

Sales for the second quarter of 2002 and 2001 include foreign export sales as follows:

Three Months Ended	June 30, 2002	June 30, 2001
Export sales	$ 124,619	$ 34,285
Percent of sales	23%	14%

The geographic distribution of foreign sales for the second quarter of 2002 and 2001 is as follows:

Percent of Foreign Sales
COUNTRY	June 30, 2002	June 30, 2001
Ecuador	27%	--
Italy	25%	--
Peru	14%	25%
Puerto Rico	10%	--
Indonesia	4%	14%
Australia	4%	--
Austria	4%	--
South Korea	4%	9%
United Kingdom	3%	--
Canada	3%	1%
Jordan	2%	28%
Japan	--	19%
Mexico	--	3%
Brazil	--	1%

The majority of the Company's domestic and foreign sales for the second quarter of 2002 were used in Industrial Automation applications. It is Management’s opinion that the majority of the Company’s sales will continue to be in Industrial Automation applications for the foreseeable future. Industrial Automation applications for the Company’s products will be augmented by sales of Mobile Data Computer Systems (MDCS) for public safety entities. During the first half of 2002, MDCS sales were lower than anticipated, a trend experienced by the Company during the previous eighteen months, which Management believes may continue in the near term due to current market conditions and public safety entity purchases being linked to uncertain government funding.

Based on prior sales history, the majority of all U.S. Government purchases of the Company’s products are under the Company’s General Services Administration (GSA) contract. Management believes that although there was a slight increase in government sales, the trend is toward decreased U.S. Government sales as a result of a continued downward sales trend for projects and purchases in the U.S. Government sales marketplace. Management believes this may continue for the foreseeable future. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

BACKLOG:

The Corporation had backlog of $91,295 as of June 30, 2002, the majority of which is due to a large foreign order placed late in the second quarter with an expected shipment date of mid-July 2002, and on-going MDCS projects. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 5 to 10 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:

Cost of sales percentage for the second quarters of 2002 and 2001 was 48% and 58%, respectively. The Cost of Sales reduction for the second quarter of 2002 is attributable to the type of product sold, as well differences in discounted pricing structures for those products sold, positively effecting profit margins, when compared with the same quarter of 2001.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2002 increased $11,433 higher than the second quarter of 2001. The following is a delineation of operating expenses:

For the quarter ended:	June 30, 2002	June 30, 2001	Increase (Decrease)
Finance/Administration	$ 52,608	$ 38,917	$ 13,691
Research/Development	44,556	45,707	(1,151)
Marketing	77,340	68,506	8,834
Customer Service	22,487	32,428	(9,941)
Total Operating Expenses	$ 196,991	$ 185,558	$ 11,433

FINANCE AND ADMINISTRATION:

During the second quarter of 2002, Finance and Administration expenses increased $13,691 from the second quarter of 2001. Increased expenses were the result of bad debt expense in the amount of $9,167 being recognized by the Company during the quarter due to nonpayment by a reseller of the Company’s products, as well as increased professional services expenses when compared with the same quarter of 2001.

RESEARCH AND DEVELOPMENT:

During the second quarter of 2002, Research and Development expenses decreased $1,151 when compared with the same period in 2001. The decrease is attributable to reduced contracted engineering expertise expenses when compared with the same quarter of 2001.

MARKETING:

During the second quarter of 2002, marketing expenses increased $8,834 from the same period in 2001. The increase is the result of increased department salaries and travel expenses when compared with the same quarter of 2001.

CUSTOMER SERVICE:

Customer service expenses decreased $9,941 during the second quarter of 2002. The decrease is attributable to decreased allocated salaries and travel expenses for the department during the quarter when compared with the same quarter of 2001.

INTEREST INCOME:

The Corporation earned $7,082 in interest income during the quarter ended June 30, 2002. Sources of this income were savings and money market accounts, and short-term investments. The Company’s interest income has been adversely effected by the reduction of short-term interest rates that has occurred during the past year.

ENGINEERING SUPPORT:

Engineering support costs decreased to $21,465 for the quarter ended June 30, 2002, as compared to $32,305 for the same period of 2001. This decrease in engineering support costs for the second quarter of 2002 is a direct result of decreased engineering services revenues performed by the Company for customers, when compared with the second quarter of 2001.

NET INCOME (LOSS):

The Company had a net income of $55,576 for the second quarter of 2002, compared to a $49,977 net loss for the same quarter of 2001. The increase in net income is attributable to increased sales revenues and decreased cost of goods sold during the second quarter of 2002.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2002 was 10.7:1 compared to 24.7:1 at December 31, 2001. The decrease in current ratio is due to increased accounts payable and Federal income tax payable amounts when compared with December 31, 2001 amounts.

For the quarter ending June 30, 2002, the Company had cash and cash equivalent short-term investment holdings of $1,803,228 as compared to cash and cash equivalent holdings of $1,513,592 at December 31, 2001. The comparable increase is attributable to increased accounts payable and tax payable amounts, and the Company’s year to date net income when compared with December 31, 2001.

Accounts receivable decreased to $116,062 as of June 30, 2002, from December 31, 2001 levels of $158,674. The Company recognized bad debt expense in the amount of $9,167 due to nonpayment by a reseller of the Company’s products. Inventory increased to $576,602 at June 30, 2002, from December 31, 2001 levels of $531,599, due to increased procurement to facilitate increased production for increased sales during the first half of 2002. Provision for Federal Income Taxes decreased to $0 at June 30, 2002 as the potential tax credit for the Company at December 31, 2001 decreased, and was converted to a Federal Income tax payable liability, as calculated from the Company’s net income as of June 30, 2002.

The Company's fixed assets, net of depreciation, decreased to $161,288 as of June 30, 2002, from December 31, 2001 levels of $164,989, due to depreciation of those fixed assets. The Company had capital expenditures of $15,291 during the first six months of 2002. The expenditures were equipment used in manufacturing, and upgrades to the Company’s existing computer network. Management foresees additional capital expenditures may be necessary in 2002 to support the production and sale of the Company’s products.

As of June 30, 2002, the Company’s trade accounts payable balance was $70,732 as compared with $53,384 at December 31, 2001, and reflects amounts owed for inventory items and contracted services. Refundable deposit liability was $55,320 for the quarter ended June 30, 2002, and reflects prepaid amounts for foreign customer orders to be shipped during July 2002, and prepaid amount for ongoing MDCS projects. Accrued liabilities as of June 30, 2002 were $28,572, compared with $20,855 at December 31, 2001, and reflect items such as accrued vacation benefits, accrued payroll tax and state excise tax liabilities.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2002 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2002.

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

PART II

OTHER INFORMATION

Item 4. Submission of Matters to the Securities Holders

At the Company's Annual Stockholder Meeting on June 7, 2002, in Kennewick, Washington the following items were voted on by the stockholders with the following outcomes:

Item #1 Election of Director:

Tom L. Kirchner

Votes for: 3,833,257	Votes against: 78,737

Item #2 Ratification of Moe O’Shaughnessy & Associates, P.S. as independent auditors of the Corporation for the fiscal year ending December 31, 2002.
Votes for: 3,815,257	Votes against: 28,200	Abstaining: 1,825

Item #3 Authorization of proxy to vote upon other matters as may properly come before the meeting. (No such issues were brought before the meeting)

Votes for: 3,744,765	Votes against: 87,312	Abstaining: 13,205

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

Form 8-K dated February 15, 2002 is incorporated herein by reference.
Exhibit Index	Reference Form 10-QSB
Exhibit Number	Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.

Form 8-K dated Feb 15, 2002 is incorporated herein by reference.
11. Statement Re: computation of per share earnings	Note 3 to Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: August 12, 2002	/s/ T.L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President (Principal Executive Officer)
Date: August 12, 2002	/s/ JON CORREIO
Name: Jon Correio
Title: Director/Secretary/Treasurer (Principal Financial Officer)