Form 10QSB
period 2002-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2002-11-13
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30 2002
Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4
Kennewick WA 99336

Registrant’s telephone number, including area code:	(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of common stock as of September 30, 2002 was 5,098,667.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)
(Unaudited)

SELECTED FINANCIAL DATA

Nine Months Ended	September 30, 2002	September 30, 2001
Sales	$ 1,384,892	$ 927,970
Other Revenues	120,150	163,847
Gross Profit	763,367	436,732

Income (Loss) Before Taxes	232,222	1,244
Net Income (Loss) After Taxes	154,841	1,026

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.04	$ 0.00
Diluted	0.04	0.00

Earnings (Loss) Per Share After Taxes
Basic	$ 0.03	$ 0.00
Diluted	0.03	0.00

Weighted Average Shares Outstanding
Primary	5,624,352	5,642,914
Diluted	5,633,667	5,613,667

Total Assets	$ 2,670,310	$ 2,425,185

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,464,991	$ 2,321,472

Shareholders' Equity Per Share	$ 0.48	$ 0.46

Working Capital	$ 1,055,927	$ 2,129,650

Current Ratio	6:1	21.5:1

Equity To Total Assets	92%	96%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEET
(as prepared by Management)
(Unaudited)

	September 30, 2002	Dec. 31 ,2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 494,765	$ 1,513,592
Accounts Receivable, net of allowance for uncollectibles	137,115	158,674
Inventory	600,774	531,599
Accrued Interest	652	1,243
Prepaid Expenses	27,940	7,252
Provision for Federal Income Taxes	0	6,633
Total Current Assets	$ 1,261,246	$ 2,218,993

PROPERTY & EQUIPMENT net of Depreciation of $387,985 at September 30, 2002 and $359,018 At Dec. 31, 2001	155,874	164,989

OTHER ASSETS
Marketable Securities Investments	1,215,681	0
Other Assets	37,509	17,690
TOTAL ASSETS	$ 2,670,310	$ 2,401,672

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 52,969	$ 53,384
Refundable Deposits	40,752	0
Deferred Tax Liability	17,283	17,283
Federal Income Taxes Payable	70,748	0
Accrued Liabilities	23,567	20,855
Total Current Liabilities	205,319	91,522

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,098,667 Shares Issued And Outstanding	$ 5,099	$ 5,099
Additional Paid-in Capital	945,734	945,734
Retained Earnings	1,514,158	1,359,317
$ 2,464,991		$ 2,310,150

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,670,310	$ 2,401,672

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF OPERATIONS
(as prepared by Management)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

SALES	$385,191	$506,242	$ 1,384,892	$ 927,970
COST OF SALES
Beginning Inventory	$ 576,602	$ 641,778	$ 531,599	$ 561,946
Purchases and Allocated Costs	208,971	171,378	690,700	493,322
	$ 785,573	$ 813,156	$ 1,222,299	$ 1,055,268
Ending Inventory	600,774	564,030	600,774	564,030
Total Cost of Sales	$ 184,799	$ 249,126	$ 621,525	$ 491,238
Gross Profit	$ 200,392	$ 257,116	$ 763,367	$ 436,732

OPERATING EXPENSES
Finance/Administration	$ 35,248	$ 33,160	$ 139,436	$ 118,872
Research & Development	37,925	21,536	122,211	104,786
Marketing	97,980	71,193	237,013	197,062
Customer Service	$ 21,313	$ 23,613	$ 67,410	$ 79,782
Total Operating Expense	$ 192,466	$ 149,502	$ 566,070	$ 500,502
OPERATING INCOME (LOSS)	$ 7,926	$ 107,614	$ 197,297	$ (63,770)

Other Income (expenses)
Interest/Investment Income	$ 9,676	$ 12,068	$ 23,369	$ 45,338
Uncollectible Amounts Recovered	287	--	287	--
Loss on Asset Disposal	--	--	--	(1,059)
Engineering Services	23,822	43,769	96,494	118,509
Engineering Support	(21,157)	(39,855)	(85,225)	(97,775)
Other Income (expense)	$ 12,628	$ 15,982	$ 34,925	$ 65,014

INCOME (LOSS) BEFORE TAX	$ 20,554	$ 123,596	$ 232,222	$ 1,244
Provision For Income Tax	(6,988)	(42,022)	(77,381)	(218)

NET INCOME (LOSS)	$ 13,566	$ 81,574	$ 154,841	$ 1,026

Basic Earnings (Loss) Per Share Before Tax	$ 0.004	$ 0.02	$ 0.04	$ 0.00
Basic Earnings (Loss) Per Share After Tax	$ 0.002	$ 0.014	$ 0.03	$ 0.00

Diluted Earnings (Loss) Per Share Before Tax	$ 0.004	$ 0.02	$ 0.04	$ 0.00
Diluted Earnings (Loss) Per Share After Tax	$ 0.002	$ 0.014	$ 0.03	$ 0.00

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Nine Months Ended	September 30, 2002	September 30, 2001

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$154,841	$1,026
Noncash items included in income:
Depreciation	28,965	31,132
Loss on Disposition of Assets	--	1,059
Amortization	3,304	1,246
Provision for Federal Income Taxes	6,633	218

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	21,559	(16,339)
Inventory	(69,175)	(2,084)
Prepaid Expenses	(20,688)	(7,085)
Accrued Interest	591	6,358

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$ 2,298	$ (6,578)
Refundable Deposits	40,752	10,566
Accrued Federal Income Taxes	70,748	--
$ 239,828		$ 19,519

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Marketable Securities Investment	$(1,215,681)	--
Additions To Property And Equipment	(19,852)	$(30,580)
Deposits Paid for Property and Equipment	(23,122)
Capitalized Software	--	$(11,944)
$ (1,258,655)		$(42,524)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Common Stock Issued through exercised stock options	--	30
Additional Paid In Capital from exercised stock options	--	12,270
$ 0		$ 12,300
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (1,018,827)	$ (10,705)
Cash And Cash Equivalents At Beginning Of Period	1,513,592	1,452,287
Cash And Cash Equivalents At Ending of Period	$ 494,765	$1,441,582

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 0	$ 0

Cash And Cash Equivalents:
Cash	$ 11,098	$ 6,100
Money Market Accounts	345,676	453,850
Certificates Of Deposit	137,991	981,632
$ 494,765		$ 1,441,582

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company" ), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2001 as filed with Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 2002 and September 30, 2001, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

September 30 2002		December 31 2001
Parts	$331,771	$ 357,884
Work in progress	117,863	94,036
Finished goods	151,140	79,679
$600,774		$ 531,599

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,624,352 and 5,642,914 for the quarters ended September 30, 2002 and 2001 respectively.

For the Quarter Ended September 30, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS Income available to common stockholders	$13,566	5,624,352	$0.002
Diluted EPS Income available to common stockholders+assumed conversions	$13,566	5,633,667	$0.002

NOTE 4 - STOCK OPTIONS

As of September 30, 2002, the Company had outstanding stock options that have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 15, 2002, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 15, 2002 totaled 180,000 shares under option and have an exercise price of $0.42 per share. The options granted on February 15, 2002 may be exercised any time during the period from February 15, 2002 through February 14, 2005. The Company's Form 8-K dated February 15, 2002, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment. During the 12-month period from September 30, 2001 to September 30, 2002, 160,000 shares under option expired, no shares under option were exercised, and 180,000 shares under option were granted. At September 30, 2002 there were 535,000 shares under option reserved for future exercises.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 2002 services in the amount of $95,071 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

ITEM II

MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the company’s unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2002. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company’s ESTeem(TM) wireless modem systems, accessories, and services decreased to $409,013 for the third quarter of 2002 as compared to $550,011 in the third quarter of 2001, reflecting a decrease of 26%. Gross revenues decreased to $418,976 for the quarter ending September 30, 2002, from $562,079 for the third quarter of 2001. The sales revenue decrease is due to decreased product sales in domestic and foreign industrial automation market sectors, when compared with a relatively strong sales volume quarter of 2001. Year-to-date revenues for the Company remain strong when compared with the same period of 2001. As of September 30, 2002, revenues from the sale of the Company’s products and services increased to $1,481,386 for the first nine months of 2002, as compared to $1,046,479 for the same period of 2001. The increase in revenues, year-to-date, is the result of increased sales volumes for domestic and foreign Industrial Automation applications, which Management believes may continue in the near term, but cannot be assured in terms of duration due to uncertain economic and market conditions that currently exist.

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

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales decreased to $335,520 in the third quarter of 2002 as compared to $415,754 for the third quarter of 2001. Foreign export sales for the third quarter of 2002 decreased to $73,493 as compared to the $117,328 in the same quarter of 2001, due to timing differences of sales to South Korea and comparison with a strong export sales quarter for 2001.

U.S. Government sales decreased to $0 in the third quarter of 2002, from third quarter 2001 levels of $16,929. Management believes the decrease in U.S. Government sales reflects a continuation of an overall reduction in U.S. Government sales revenue experienced during the prior three years, when compared with past historical levels. Management believes the trend is toward decreasing U.S. Government sales as a result of a continued downward sales trend for projects and purchases in the U.S. Government sales marketplace. Management believes this may continue for the foreseeable future. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

During the quarter ended September 30, 2002, material and services provided to Consolidated Electrical Distributors (CED), a national distributor of the Company’s products, accounted for 17% of the Company’s sales and service revenues. No other sales to a single customer comprised 10% or more of the Company’s product and service sales for the quarter ending September 30, 2002.

A percentage breakdown of EST’s major customer categories of Domestic, Export and U.S. Government Sales, for the third quarter of 2002 and 2001 are as follows:

For the third quarter of
	2002	2001
Domestic Sales	82%	76%
Export Sales	18%	21%
U.S. Government Sales	--	3%

A percentage breakdown of EST's product sales categories for the third quarter of 2002 and 2001 are as follows:

For the Quarter Ended September 30
	2002	2001
ESTeem Model 192	71%	70%
ESTeem Model 95	1%	3%
ESTeem Model 96	1%	1%
ESTeem Accessories	19%	17%
Factory Services	2%	1%
Site Support	6%	8%

Sales for the third quarter of 2002 and 2001 include foreign export sales as follows:

Three Months Ended	September 30, 2002	September 30, 2001
Export sales	$ 73,493	$ 117,328
Percent of sales	18%	21%

The geographic distribution of foreign sales for the third quarter of 2002 and 2001 is as follows:

Percent of Foreign Sales
COUNTRY	September 30, 2002	September 30, 2001
Croatia	40%	--
Canada	29%	25%
Jordan	15%	20%
Australia	10%	--
Peru	3%	--
Indonesia	2%	--
Ireland	1%	--
South Korea	--	28%
Japan	--	12%
Brazil	--	11%
Puerto Rico	--	4%
Mexico	--	Nil
Austria	--	Nil
Chile	--	Nil

The majority of the Company's domestic and foreign sales for the third quarter of 2002 were used in Industrial Automation applications. Industrial Automation applications have historically been the majority of the Company’s domestic sales, which Management believes will continue for the foreseeable future, but will also be, augmented by sales of Mobile Data Computer Systems for public safety entities. During the first 9 months of 2002, Mobile Data Computer Systems (MDCS) sales levels were lower than anticipated, a trend experienced by the Company during the previous 24 months, which Management believes may continue due to current market conditions and public safety entity purchases being linked to uncertain government funding.

BACKLOG:

The Company had a backlog of $177,000 at September 30, 2002, the majority of which is for a large customer order placed late in September with an expected shipment in the fourth quarter of 2002. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 to 10 working days after receipt of an order from a customer, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 2002 and 2001 were 48% and 49% of gross sales respectively. The Cost of Sales reduction for the second quarter of 2002 is attributable to the type of product sold, as well differences in discounted pricing structures for those products sold, positively effecting profit margins, when compared with the same quarter of 2001.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2002 increased $42,964 when compared with the third quarter of 2001. The following is a delineation of operating expenses:

For the quarter ended:	September 30, 2002	September 30, 2001	Increase (Decrease)
Finance/Administration	$ 35,248	$ 33,160	$ 2,088
Research/Development	37,925	21,536	16,389
Marketing	97,980	71,193	26,787
Customer Service	21,313	23,613	(2,300)
Total Operating Expenses	$ 192,466	$ 149,502	$ 42,964

FINANCE AND ADMINISTRATION:

During the third quarter of 2002 Finance and Administration expenses increased $2,088 when compared with the third quarter of 2001. The increase is the result of increased department salaries and related payroll taxes as well as higher department related printing expenses when compared with the third quarter of 2001.

RESEARCH AND DEVELOPMENT:

During the third quarter of 2002, Research and Development expenses increased $16,389 when compared with the third quarter of 2001. Research and Development expenditures for the third quarter of 2002 increased as a result of increased department salaries and subcontracted engineering expertise contracted by the Company during the quarter, when compared with the same quarter of 2001 (during which a portion of salaries were capitalized as a software asset for development of the ESTeem 192E Ethernet operating system).

MARKETING:

Marketing expenses increased $26,787 during the third quarter of 2002 from the same period in 2001, due to increased department salaries, related payroll taxes and travel expenditures resulting from the Company hiring an additional Sales Manager, when compared with the same period of 2001.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 2002 decreased $2,300 when compared with the third quarter of 2001. The decrease is attributable to an increased amount of costs being billed directly to customers, and reduced department related travel expenses during the third quarter of 2002 when compared with the same quarter of 2001.

INTEREST AND INVESTMENT INCOME:

The Company earned $9,963 in investment income for the quarter ended September 30, 2002. Sources of income were short-term investments, marketable securities investments, savings and money market accounts.

ENGINEERING SUPPORT:

Engineering support costs decreased to $21,157 for the quarter ended September 30, 2002, as compared to $39,855 for the same period of 2001. The decrease in engineering support costs for the third quarter of 2002 is a direct result of decreased engineering services revenues performed by the Company for customers, when compared with the third quarter of 2001.

NET INCOME (LOSS):

The Company recorded a net income of $13,566 for the third quarter of 2002, compared to a net income of $81,574 for the third quarter of 2001. The decrease is attributable to decreased sales revenues combined with increased operating costs during the third quarter of 2002, as compared with the third quarter of 2001. Year to date, the Company has Net Income of $154,841 for the nine months ended September 30, 2002, compared with $1,026 for the same period of 2001. The increased Net Income levels are the result of increased product sales revenues experienced during the first two quarters of 2002 effecting year to date profitability when compared with the same period of 2001.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2002 was 6:1 compared to 24.7:1 at December 31, 2001. The decrease in current ratio is due to increased Federal income tax payable and refundable deposit amounts, as well as Marketable Securities investments being classified as non-current assets at September 30, 2002, when compared with December 31, 2001 amounts.

For the quarter ending September 30, 2002, the Company had cash and cash equivalent short-term investment holdings of $494,765 as compared to cash and cash equivalent holdings of $1,513,592 at December 31, 2001. The decrease is attributable to investments made by the Company in marketable securities investments, as well as increases in inventory levels, capital asset expenditures and deposits paid for capital assets with future delivery dates.

Accounts receivable decreased to $137,115 as of September 30, 2002, from December 31, 2001 levels of $158,674. Inventory increased to $600,774 at September 30, 2002, from December 31, 2001 levels of $531,599, due to increased procurement for products entering production. The Company's fixed assets, net of depreciation, decreased to $155,874 as of September 30, 2002, from December 31, 2001 levels of $164,989. Year-to-date capital expenditures of $19,852 were for purchase of manufacturing, research and development equipment and upgrades to the Company’s computer network. Management foresees additional capital expenditures may be necessary to support the production and sale of the Company’s products. The Other Asset category increased to $37,509 as the result of deposits for assets yet to be delivered in the amount of $23,122 were paid as of September 30, 2002. Provision for Federal Income Taxes decreased to $0 at September 30, 2002 as the potential tax credit for the Company at December 31, 2001 decreased, and developed into a Federal Income tax payable liability of $70,748, as calculated from the Company’s year-to-date net income as of September 30, 2002.

As of September 30, 2002, the Company’s trade accounts payable balance was $52,969 as compared with $53,384 at December 31, 2001, and reflects amounts owed for purchases of inventory items and contracted services. Refundable deposit liability was $40,752 for the quarter ended September 30, 2002, and reflects prepaid amounts for ongoing MDCS projects.

It is Management’s opinion the Company’s cash, cash equivalent reserves, and working capital at September 30, 2002 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

ITEM III

CONTROLS & PROCEDURES

  Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to it by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

  Changes in Internal Controls. There were not significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II

OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)	Reports on Form 8-K

Form 8-K dated February 15, 2002 is incorporated herein by reference.

Exhibit Number	Notes to Financial Statements
4.	Instruments defining the Rights of Security Holders including indentures.

Form 8-K dated February 15, 2002 is incorporated herein by reference.

11.	Statement Re: computation of per share earnings.

Note 3 to Financial Statements

Exhibit 99	Exhibit 99.1 – Certification of CEO Exhibit 99.2 – Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 7, 2002	/s/ TOM L KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

Date: November 7, 2002	/s/ JON CORREIO
Name: Jon Correio
Title: Vice President, Finance & Administration
(Principal Financial Officer)