Form 10KSB
period 2002-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2003-03-26
CIK 752294

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period ______ to ________

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ] Not applicable [ ]

State issuer's revenues for its most recent fiscal year. $2,092,865

On February 21, 2003 the aggregate market value, based on the asked price, of the voting stock held by nonaffiliates of the registrant was $1,670,061.

The number of shares outstanding of the registrant's common stock as of February 21, 2003:  5,098,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  (1) Form S-18, effective Nov. 5, 1984, Commission File No. 2-92949-S; (2) Form 8-K, filed March 15, 1985, Commission File No. 2-92949-S; Form 8-A, Commission File No. 000-27793, dated October 25, 1999; Forms 8-K dated July 12, 1991, December 14, 1992, December 10, 1993, June 4, 1998, February 12, 1999, June 11, 1999, February 11, 2000, February 9, 2001, February 15, 2002 and February 21, 2003.

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

The Company was incorporated in the State of Washington in February 1984, and was granted a U.S. Patent for the "Wireless Computer Modem" in May 1987, and Canadian patent in October 1988. In the past three years, the Company has continued improvement of its products to incorporate the latest technology and respond to customer needs and market opportunities. During 2002, the Company's development efforts were concentrated on the development, refinement and enhancement of the ESTeem 192E product line of spread spectrum, non-licensed radio frequency modems using Ethernet based communication protocols, which was granted Federal Communication Commission type approval in late 2001. In an effort to continually expand its customer base, particularly in the industrial control arena, the Company continues efforts to team with all major programmable logic controller (PLC) hardware vendors. The Company has also been involved from time to time as a hardware provider for Government programs, where the Company's products have been used in watershed management, aircraft maintenance, airfield lighting and resource management applications. During 2002, the Company continued to market ESTeem products for use in mobile data terminal applications by public safety entities, and continued to participate in foreign and domestic Supervisory Control and Data Acquisition (SCADA), Industrial Automation, and Government marketplaces.

PRODUCTS AND MARKETS

EST's products provide communication links between computers, peripherals, and instrumentation controls using radio frequency waves. The Company's products are packet burst, VHF & UHF FM radio modems, operating in radio frequency bands of 72 to 76 Megahertz (MHz), 150 to 174 MHz, 400 to 420 MHz, 450 to 470 MHz, and 2.4 Gigahertz (GHz).

The proliferation of computer applications in business, industry and public service has created a dynamic environment of automation and networking, requiring constantly growing amounts of data transfer. Prior to the invention of the ESTeem modem, the majority of data transfers used telephone modems or direct cable connections, both of which have costly side effects. Telephone modems have a potentially expensive monthly charge for the use of telephone lines, and direct cable connections can have installation costs as much or more than the cost of the communication system. ESTeem wireless modem products provide a "Wireless Solution" by eliminating the need for conventional hardwiring and leased phone lines.

All of the ESTeem models ("ESTeems") come with industry standard asynchronous or Ethernet communications ports, giving users new dimensions to "Local Area Networking", allowing as many as 253 devices to be interfaced on a single frequency. ESTeem wireless modems have over one hundred internal software commands, which are saved in non-volatile memory, allowing user-friendly configuration for any application.

ESTeem Modems work on a packet burst communications concept. Packet systems, whether hardwired or radio, share the same principle of operation: data is taken from RS-232C, RS-422, RS-485 asynchronous or Ethernet ports and is transmitted in "Electronic Packets". The size of the packet can be user defined from 1 to 2000 bytes of information, depending on model. Once a packet of data is formed, the packet is transmitted in a "burst," from one ESTeem modem to another ESTeem modem, hence the term "packet burst communications." Internal Digi-Repeater features allow the user to increase operating range by relaying transmission through a maximum of three ESTeems to reach a destination ESTeem. An ESTeem can operate as an operating node, a repeater node, or both simultaneously, for added flexibility. Secure data communication is provided in the ESTeem products through use of proprietary technology and techniques. If higher security is required, the ESTeem is compatible with asynchronous Data Encryption Standard (DES) encryption devices.

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

Domestic:	Industrial Automation, inventory control, public safety.
International:	Industrial automation.

Model 192E. A high performance, direct sequence spread spectrum transceiver employing industry standard, 10baseT, 802.11b Ethernet connectivity for commercial and industrial applications operating in the unlicensed 2.4 GHz spectrum. Data transfer rates of up to 11 Mega bits per second (Mbps). Typical applications include data rate critical, point to point, point to multi-point, and "last-mile" bridge digital data networking for distances to approximately 5 to 7 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192E are:
Domestic and international:	Industrial automation, process control and interoffice networking.

Model 192F. A licensed narrow band packet burst transceiver for foreign market commercial and industrial automation, and Federal (USA only) applications operating in the 400 to 420 MHz spectrum. The digitally synthesized transceiver is field tunable over the operating band in 6.25 KHz increments. Typical indoor and outdoor fixed base and mobile applications include point to point and point to multi-point digital data networking for distances to approximately 15 miles line-of-sight without the use of the digi-repeater option. Typical application uses for the ESTeem 192F are:

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

Domestic and international:	Industrial automation and inventory control.

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
Domestic and international:	Industrial automation and inventory control.
Federal:	Inventory and command control.

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company's products compete in an environment of rapidly changing technology. This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive. Research and Development expenditures for new product development and improvements of existing products by the Company for 2002 and 2001 were $167,522 and $146,245, respectively. None of the Company's research and development expenses were directly paid for by any of the Company's customers. During 2002, the Company contracted and will continue to contract, with independent, nonaffiliated, engineering companies specializing in radio design, when such expertise was required.

During 2002, the Company's development resources were primarily concentrated on the development, refinement and enhancement of the ESTeem 192E, a spread spectrum, non-licensed, wireless, modem using the networking standard, Ethernet interface protocol. The ESTeem 192E received Federal Communication Commission type approval in October 2001. The ESTeem 192E augments the Company's existing products through the use of Ethernet based, open network architecture, allowing the product to be used in broader variety of applications, such as "last mile" and building network applications. The Company plans continued research and development expenditures and to undertake new development and improvement projects, as they become necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company's products sold during 2002 were through the reselling efforts of non-exclusive, non-stocking distributors of the Company's products, with the remainder of the Company's sales distributed directly from the Company's facility through direct sales to end-users of the ESTeem products. During 2002, approximately seventy percent of the Company's products were distributed through resellers and thirty percent through direct sales. Customers generally place orders on an "as needed basis". Shipping dates for products are generally 5 to 10 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications. As of December 31, 2002, the Company had a backlog of $150,800 in sales orders.

During 2002, the Company continued to advertise in trade publications specifically targeted at users of control, instrumentation, and automation systems, as well as domestic public safety entities. The Company's advertising targeted potential customers using Programmable Logic Controllers (PLCs). There are approximately twenty-five major PLC manufacturers worldwide. The Company also attends tradeshows each year specifically targeted toward the customers and markets in which it sells products. During 2002, the Company hired a sales manager to concentrate marketing and sales efforts in the Latin American industrial automation market. For 2003, the Company intends to continue marketing strategies targeting existing markets of industrial controls and Mobile Data Computers for public safety networks. The Company maintains an Internet web site to provide easy access to product and technical information for both present and potential customers of the Company's products. Due to the variable configuration possibilities of the Company's products, and existing distributor relationships, the Company has not implemented an electronic commerce internet website. The Company provides technical support and service for ESTeem products through phone support, field technicians, and internet sources. The Company believes high quality customer and technical support is necessary and vital to its business and the markets in which it competes. To maintain this high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

The Company is continuing marketing activities directed towards all branches of the U.S. Government. In the past, the Company's products have been included in projects for water shed management, aircraft maintenance, airfield lighting, and resource management for U.S. Government entities.

For the year ended December 31, 2002, no sales to a single customer comprised 10% or more of total product sales as of December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

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

COMPETITION

The Company's competition varies according to the market in which the Company's products are competing. All of the markets in which the Company's products are sold are highly competitive. Listed below are the markets the Company's products compete in and major competitors in those markets:

Major Market	Major Competitors
Industrial Automation, Remote Data Acquisition, Shop Floor Manufacturing, Overhead Crane Control	Control Chief, Data-Linc, Freewave, Locus, Microwave Data Systems and Prosoft.

Computer Networking, inter and intra building	Adaptive Broadband, Aironet Wireless Communications, Cisco, Cylink, Digital Wireless, Dlink, Linksys and Proxim

Mobile Data Computer systems for public safety applications	Data Radio, IP Mobilenet, Motorola, various cellular service providers using GPRS architectures.

Federal applications	Adaptive Broadband, Data Radio, Datron Technology, Freewave, Harris Computer Systems, Lockheed Martin, Magnavox, Motorola, and Watkins-Johnson.

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

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

EST was granted a United States patent in 1987 for a "Wireless Computer Modem". In 1988, EST was granted a Canadian Patent for a "Wireless Computer Modem". Both patents have lives of 17 years. The Company's rights to the ESTeem Wireless Modem trademark, in uninterrupted use by the Company since 1985, lapsed with the U.S. Patent and Trademark Office, and were acquired by an unrelated computer company. The Company is currently negotiating with that company to acquire rights to the ESTeem trademark for continued use in the Company's business. To protect the Company against unauthorized disclosure of proprietary information belonging to the Company, all employees, dealers, distributors, original equipment manufacturers, sales representatives and other persons having access to confidential information regarding Company products or technology are bound by non-disclosure agreements.

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

At the time of this filing the Company is unaware of any existing or proposed FCC regulation that would have a materially adverse effect on the Company's operations, but there can be no assurance that future FCC regulations will not have materially adverse effects on the operations of the Company.

SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of its products from sole suppliers. Intersil, Motorola Corporation, Mitsubishi, Murata Corporation, and Toko America Inc. as purchased through a number of distributors, supply key components for the Company's products. The components provided by these companies could be replaced or substituted by other products, if it became necessary to do so. If this action became necessary, a material interruption of production and/or material cost expenditures, for example involved with locating and qualifying replacement components, could take place.

Approximately 30% of the Company's inventory at December 31, 2002 consisted of parts having lead times ranging from 12 to 28 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company's inventory value. Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production. However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones and paging devices, have the potential of creating negative component availability and delivery issues for the Company in the future. The Company has been able to procure parts on a timely basis as of the date of this report, however this cannot be guaranteed in the future and if shortages were to occur material interruption of production and consequently product delivery to customers could occur.

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

EMPLOYEES

As of December 31, 2002, the Company employed a staff of 12 persons on a full time basis, 4 in marketing, 2 in technical support, 5 in engineering/manufacturing, and 1 in Finance and Administration. The Company's operations are dependent upon key members of its Engineering and Management personnel. In the event services of these key individuals were lost to the Company, adverse effects on the Company's operations may be realized. The Company employs part-time labor on an "as needed" basis, usually in engineering/manufacturing. At year-end 2002 the Company employed 4 part-time employees. None of the Company's employees are represented by a labor union and the Company believes it has good relations with its employees.

ITEM 2.
PROPERTIES

EST does not own any real property, plants, mines, or any other materially important physical properties. The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Kennewick, Washington. The Company leases its office and laboratory space in a lease agreement with The Port of Kennewick in Kennewick, Washington for approximately 6,275 square feet of office and laboratory space. As of January 2, 2003, the total monthly lease cost is $2,549.06, including a leasehold tax of $290.06. The lease covers a period of three years, expiring October, 2005.

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

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2002 fiscal year.

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

	Bid		Ask
	High	Low	High	Low
Fiscal year ended December 31, 2002
First Quarter	0.38	0.32	0.51	0.32
Second Quarter	0.37	0.33	0.50	0.33
Third Quarter	0.37	0.33	0.40	0.33
Fourth Quarter	0.37	0.26	0.51	0.26

Fiscal year ended December 31, 2001
First Quarter	0.6563	0.375	0.8125	0.3125
Second Quarter	0.42	0.30	0.45	0.34
Third Quarter	0.44	0.37	0.47	0.37
Fourth Quarter	0.48	0.36	0.60	0.36

The above data was compiled from information obtained from the Pink Sheets LLC, OTC Market Report daily quotation service.

The approximate number of record holders of common stock of the Registrant as of February 21, 2003 was 600 persons/entities.

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

FISCAL YEAR 2002 vs. FISCAL YEAR 2001

GROSS REVENUES: Total revenues for the fiscal year 2002 were $2,092,865 reflecting a 39% increase from $1,509,545 gross revenues for fiscal year 2001. The increase in total revenues is the result in increased sales revenues for all sales segments, domestic, foreign and government for the Company during 2002. Product sales increased to $1,932,648 in 2002, as compared to 2001 sales of $1,303,811. In management's opinion, the increase in sales of the Company's products were the result of increase marketing efforts on the part of the Company, specifically increased regional tradeshow attendance for both industrial automation and MDC marketplaces, and increased salesperson activity. Management intends to sustain or increase the Company's marketing efforts in 2004, but believes that sales revenues for 2004 may be impacted by existing economic factors negatively effecting industrial automation projects involving the Company's products and services.

Interest and investment revenues decreased from 2001 levels of $54,970, to 2002 levels of $44,644 due to decreased rates of return received on the Company's investments. Engineering Services revenues during 2002 decreased to $117,573 from 2001 levels of $150,404 due to decreased scope and frequency of projects involving the Company's engineering services when compared with 2001.

In 2002, a majority of the Company's domestic sales were for industrial automation applications. An example of an industrial automation application is a municipal water treatment operation. It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future. The Company's domestic sales were augmented by sales of the Company's products for mobile data computer systems to public entities, which accounted for 9% of the Company's domestic sales during 2002. An example of a mobile data computer system for a public entity is a local area network (LAN), between police department computer dispatch centers and individual police vehicles. Management believes future federal funding of MDC projects cannot be guaranteed and therefore MDC projects involving the Company's products become very difficult to predict.

During 2002, the Company had $335,706 in foreign export sales, amounting to 16% of gross product and service revenues for the year, compared with foreign export sales of $302,324 or 21% of gross product and service revenues for 2001. The increase in foreign sales was due to increased sales volumes for projects in Canada, and Latin America. Products purchased by foreign customers were used primarily for use in industrial automation projects. Management believes the majority of foreign export sales are the results of the Company's Latin American sales manager, employed during the second half of 2002, EST distributor efforts, and the Company's Internet website presence. The geographic compositions of the Company's foreign export sales for 2002 and 2001 are shown in Note 13 to the Financial Statements.

In 2002, products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $148,177 or 7%, of gross product and service revenues as compared with 2001 levels of $29,343 or 2%, of gross product and service revenues. During 2002, products purchased by the U.S. Government were used primarily in water control applications. Management believes the increase in U.S. Government sales revenues during 2002 was the result a single large water control project, which varies from previous U.S. Government projects involving the Company's products, specifically military related maintenance and logistics projects. Management believes that the increase in U.S. Government sales will not continue during 2004 primarily due to a lack of U.S. Government funding for, or discontinuance of, programs using the Company's products. Due to the uncertain nature of U.S. Government purchasing, prediction and planning of revenues to be received from U.S. Government is very difficult to predict. The Company has made specific marketing contacts regarding the possibility of use of the Company's products for Homeland Security communication projects, however at the time of this report, no sales have been forthcoming from these efforts.

As of December 31, 2002, the Company had a backlog of $150,800 in sales orders. The Company's customers generally place orders on an "as needed basis". Shipment for the Company's products is generally made within 5 to 10 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES: Cost of Sales, as a percentage of gross sales, for the years of 2002 and 2001 was 45% and 53%, respectively. The cost of sales variation for 2002 is the result of a combination of reduced product costs due to increased production volumes and sales price restructuring for the Company's distributors positively effecting cost of sales margins for 2002 when compared with 2001.

INVENTORY: The Company's year-end inventory values for 2002 and 2001 were as follows:

	2002	2001
Parts	$359,915	$357,884
Work in Progress	0	94,036
Finished goods	209,509	79,679
TOTAL	$569,424	$531,599

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time, meet production and delivery requirements. Approximately 30% of the Company's inventory at December 31, 2002 consisted of parts having lead times ranging from 12 to 28 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company's inventory value. Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production. However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones and paging devices, have the potential of creating negative component availability and delivery issues for the Company in the future. The Company has been able to procure parts on a timely basis as of the date of this report, however this cannot be guaranteed in the future and if shortages were to occur material interruption of production and consequently product delivery to customers could occur. Inventory levels increased between year-end 2001 and year-end 2002 due to increased purchases by the Company to meet increased production requirements during 2002.

For year-end 2002, purchases and costs allocated to cost of goods sold were $907,087 as compared to $664,047 in 2001. The increase in purchases and allocated costs is a result of increased purchases and production volume related to increased sales of the Company's products during 2002.

OPERATING EXPENSES: Operating expenses increased to $788,631 in 2002, from 2001 levels of $681,374. Material changes in expenses are comprised of the following components: Advertising expenses decreased to $18,277 in 2002 from 2001 levels of $20,774 due to reduced frequency of advertising in trade publications by the Company during 2002. Depreciation expense decreased during 2002 to $40,869 from 2001 levels of $42,978 due decreased depreciable Company assets when compared with 2001. Printing expenses decreased from 2001 levels of $10,238 to $7,359 for 2002 due to timing differences in printing of marketing related material during 2002. Professional services decreased to $59,462 from 2001 levels of $71,122 due to decreased subcontracted engineering services required for Research and Development projects when compared with 2001. Trade show expenses increased during 2002 to $36,578, from 2001 levels of $23,357due to increased shows attended by the Company when compared with 2001. Travel expenses increased to $81,023 for 2002, compared to $71,802 for 2001, due to increased marketing related travel expenses during 2002.

Salaries increased to $597,562 in 2002, from 2001 levels of $520,726, wages paid to an increased number of Company employees during 2002 when compared with 2001. The Company incurred bad debt expense of $18,334 during 2002 due to nonpayment by a reseller of the Company's products, as compared with $3,187 during 2001.

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

During 2001, the Company had $302,324 in foreign export sales, amounting to 21% of gross product and service revenues for the year. For year-end 2000, foreign export sales were $109,292 or 7% of gross product and service revenues for the year. The increase in foreign sales was due to increased sales volumes for projects in Croatia, Jordan and India. Products purchased by foreign customers were used primarily for use in industrial automation projects. Management believes the majority of foreign export sales are due to EST distributor efforts and the Company's Internet website presence. The geographic compositions of the Company's foreign export sales for 2001 and 2000 are shown in Note 13 to the Financial Statements.

In 2001, products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $29,343 or 2%, of gross product and service revenues as compared with 2000 levels of $23,062 or 2%, of gross product and service revenues. During 2001, products purchased by the U.S. Government were utilized primarily in power monitoring and water control applications. Management believes the decrease in U.S. Government sales revenues was the result of lack of U.S. Government funding for, or discontinuance of, programs using the Company's products. The uncertain nature of U.S. Government purchases, makes prediction and planning of revenues to be received from U.S. Government difficult to predict.

As of December 31, 2001, the Company had a backlog of $201,777 in sales orders. The Company's customers generally place orders on an "as needed basis". Shipment for most of the Company's products is generally made within 5 to 10 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues and expenses resulted in a net income of $213,576 for 2002, increased from a net loss of $10,296 for 2001. The increase in net income is the result of increased sales revenues and reduced cost of goods sold during 2002 when compared with 2001. At December 31, 2002, the Company's working capital was $2,351,155 compared with 2,127,471 at December 31, 2001. The Company's operations rely solely on the income generated from sales. The Company's major capital resource requirements are maintaining inventory levels adequate for production and payment of employee salaries. Extended availability for components critical for production of the Company's products, ranging from 12 to 28 weeks, require the Company to maintain high inventory levels. It is Management's opinion that the Company's working capital as of December 31, 2002 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2002 was 13.2:1 compared to 24.2:1 at December 31, 2001. The current asset ratio decrease is the result of increased income tax payable liability for the Company's 2002 net income, compared with year-end 2001 liability levels.

The Company's cash resources at December 31, 2002, including cash and cash equivalent liquid assets, were $322,997 decreased from cash resources of $1,513,592 at year end 2001. The decrease in cash resources at year end is the result of the Company implementing an investment strategy during 2002, where the majority of the Company's cash and cash equivalent assets were converted to various mutual fund investments as recommended by a third party investment management firm. At year-end 2002, certain components of investments held by the Company, if sold as of December 31, 2002, would have presented a realized loss of $6332. The contingency is shown in the Statement of Comprehensive Income in the Company's Financial Statements for December 31, 2002. Cash flows were increased by the Company's net income for 2002 and were offset by purchases of investments of $1,344,000 and additions to property plant and equipment of $35,085 when compared with 2001.

The Company's trade accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2002, were $302,269, compared to $158,674 at year-end 2001. The increase is the result of sales and collection timing differences between December 31, 2002 and December 31, 2001. Management believes that all of the Company's accounts receivable as of December 31, 2002, are collectible.

The Company believes the level of risk associated with customer receipts on export sales is minimal. Foreign shipments are made only after payment has been received, irrevocable letter of credit terms have been pre-arranged, or on Net 30 terms to established foreign companies with which the Company has distributor relationships. Foreign orders are generally filled as soon as they are received, therefore, foreign exchange rate fluctuations do not impact the Company.

Inventory level as of December 31, 2002, was $569,424, reflecting a decrease from December 31, 2001, levels of $531,599. Inventory levels increased between year-end 2001 and year-end 2002 due to increased purchases by the Company to meet increased production requirements during 2002.

The Company had capital expenditures during year 2002 of $35,085, primarily for equipment and software used for research and development. The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of the ESTeem Modem. As of December 31, 2002, the Company's current liabilities were $192,226, increased from 2001 year-end levels of $91,522. The increase is due to increased levels of income taxes payable and refundable deposits at year-end 2002.

The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract runs through February 2004. Projections regarding liquidity, profitability, and material purchases are based on past history of annual purchases. Due to the uncertain nature of Federal Government purchasing, procurement of material and production planning is adjusted quarterly based on demand. It is Management's opinion that the majority of Federal Government purchases in 2003 will be pursuant to the Company's GSA contract.

The Company's operations were not adversely effected by inflation during 2002. No adverse affect is anticipated during 2003.

CONTROLS & PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to it by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls. There were not significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

PART III

ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2002; as well as term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/7/02 – 06/7/05	54	President of the Company
Melvin H. Brown	06/02/00 – 06/02/03	72	President of Manufacturing Services, Inc.
Robert Southworth	06/02/00 – 06/02/03	59	Patent Attorney for U.S. Dept. of Energy
Jon Correio	06/02/00 – 06/02/03	35	Vice President of Finance of the Company
John L. Schooley	06/01/01 – 06/01/04	64	President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2002; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
T. L. Kirchner	54	President	3 Years	02/10/84- Present
Jon Correio	35	Sec/Treas	3 Years	02/9/01- Present

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

ROBERT SOUTHWORTH. Mr. Southworth is a Director and the Secretary/Treasurer of the Company. Since 1980, Mr. Southworth has been employed with the U. S. Department of Energy as a Senior Patent Attorney in Richland, Washington. His primary duties with the Department of Energy include the preparation and prosecution of domestic and foreign patent applications in such fields as nuclear reactors, fuel reprocessing, waste management and energy related fields of solar, wind, and fossil fuels. Mr. Southworth does not serve as a director of any other company that is registered under the Securities Exchange Act

JON CORREIO. Mr. Correio is the Vice President of Finance and Administration, Secretary/Treasurer and a Director of the Company. During the last five years Mr. Correio has been a full time employee of the Company, whose primary duties are to oversee the Finance and Administration functions of the Company. Mr. Correio does not serve as a director for any other company registered under the Securities Exchange Act.

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

ITEM 10.
EXECUTIVE COMPENSATION

The Company's named compensated executive officer is T.L. Kirchner, President and CEO. The Company had no other compensated executive officers as of December 31, 2002.

The information specified concerning the compensation of the named executive officers for each of the Registrant's last three completed fiscal years is provided in the following Summary Compensation Table:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)	Securities Options Underlying SARs (#)	LTIP Payouts ($)	All Other Compensation ($)(3)
T. L. Kirchner, President & CEO	2002	90,000	0	2,655	0	25,000	0	8,391
	2001	90,000	0	2,267	0	25,000	0	7,150
	2000	90,000	0	3,545	0	25,000	0	7,401

(1) Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus
(2) Other Annual Compensation includes Accrued Vacation Pay
(3) All Other Compensation consists of premiums paid for Group Health Insurance and Key Man Insurance

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2002 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (4)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (4)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	13.8%	0.44	2/9/04

(4) This table does not include Stock Options granted previously. Forms 8-K dated 2/11/00, 2/9/01 respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2002 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

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

ITEM 11.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2002, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address Of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Gerald R Hewitt 2046 Harris Ave Richland WA 99352	493,630	9.7%
Common	EDCO Partners LLLP 4605 Denice Drive Englewood CO 80111	415,015	8.14%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	7.9%

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

(2) The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 11, 2000, Options for 25,000 shares granted February 9, 2001 and Options for 25,000 shares granted February 15, 2002. Forms 8-K, dated February 11, 2000, February 9, 2001 and February 15, 2002 respectively, are incorporated herein by reference.

(3) Does not include options granted. See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 21, 2003, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Title Of Class	Name Of Beneficial Owner	Amount & Nature Of Beneficial Ownership	Percent of Class
Common	T.L. Kirchner (Officer & Director)	403,488 (1)	7.9%
Common	Robert Southworth (Director)	0 (1)	0.0%
Common	Melvin H. Brown (Director)	76,500 (1)	1.5%
Common	Jon Correio (Officer &Director)	0 (1)	0.0%
Common	John Schooley (Director)	85,000 (1)	1.7%
Common	D.B. Strecker (VP of Engineering)	20,000 (1)	0.4%

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

The information below does not include stock options granted in February 2003.

Recipients of Stock Options currently unexpired as of December 31, 2002 were as follows:

Name	Option Shares	Exercise Price per Share ($)
APPROVAL DATE: 2-15-2002

David B. Strecker	15,000	0.44
Eric P. Marske	15,000	0.44
Jon A. Correio	25,000	0.44
Alan B. Cook	15,000	0.44
George Stoltz	5,000	0.44
Gary L. Schmitz	5,000	0.44
Melvin Brown	25,000	0.44
Tom Kirchner	25,000	0.44
Robert Southworth	25,000	0.44
John L. Schooley	25,000	0.44

Name	Option Shares	Exercise Price per Share ($)
APPROVAL DATE: 2-9-2001

David B. Strecker	15,000	0.44
Eric P. Marske	15,000	0.44
Jon A. Correio	15,000	0.44
Alan B. Cook	15,000	0.44
George Stoltz	5,000	0.44
Gary L. Schmitz	5,000	0.44
Melvin Brown	25,000	0.44
Tom Kirchner	25,000	0.44
Robert Southworth	25,000	0.44
John L. Schooley	25,000	0.44

Name	Option Shares	Exercise Price per Share ($)
APPROVAL DATE: 2-11-2000

David B. Strecker	15,000	2.81
Eric P. Marske	15,000	2.81
Jon A. Correio	15,000	2.81
Alan B. Cook	15,000	2.81
Melvin Brown	25,000	2.81
Tom Kirchner	25,000	2.81
Arthur Leighton (estate)	25,000	2.81
Robert Southworth	25,000	2.81
John L. Schooley	25,000	2.81

Stock options must be exercised within 90 days after termination of employment/board membership. During 2002, 160,000 options expired, 180,000 shares were granted and no shares under option were exercised. At December 31, 2002 there were 535,000 shares reserved for future exercise.

ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During fiscal year 2002, the Company contracted for services from Manufacturing Services, Inc. in the amount of $143,496. Manufacturing Services, Inc. is owned and operated by Melvin H. Brown, who is a Director of Electronic Systems Technology, Inc. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

PART IV

ITEM 13.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibits filed as part of the Company's 10KSB report for 2002 are listed below. Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

EXHIBIT NUMBER	DESCRIPTION
1

Report of Independent Certified Public Accountant
Financial Statements/Financial Statement Schedules
Balance Sheets
Statements of Income (Loss)
Statements of Comprehensive Income (Loss)
Statements of Changes in Stockholders Equity
Statements of Cash Flows
Notes to Financial Statements
Supplemental Schedules of Operating Expenses
Supplemental Schedules of Selected Financial Data

2	Reports on Form 8-K Form 8-K, dated February 15, 2002 is incorporated herein by reference.
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

Forms 8-K dated February 12, 1999, February 11, 2000, February 9, 2001, and February 15, 2002 are incorporated by reference.

11	Statement re-computation of per share earnings.
13	Annual report to security holders, Form 10-Q or quarterly report to security holders.	N/A
22	Published report regarding matters submitted to vote of security holders.	N/A
24	Consents of experts and counsel
99	Additional Exhibits
99.1 Report of Audit Committee
99.2 CEO Certification
99.3 CFO Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ TOM L KIRCHNER

T.L. Kirchner, Director/President
(Principal Executive Officer)

Date: March 22, 2003

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ TOM KIRCHNER	Director/President	March 22, 2003
T.L. Kirchner

/s/ JON CORREIO	Director	March 22, 2003
Jon Correio

/s/ M. H. BROWN	Director	March 24, 2003
Melvin H. Brown

/s/ ROBERT SOUTHWORTH	Director	March 24, 2003
Robert Southworth

/s/ JOHN SCHOOLEY	Director	March 24, 2003
John L. Schooley