Form 10QSB
period 2003-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2003-05-15
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended:	March 31 2003
Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4
Kennewick WA 99336
(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

The number of shares outstanding of common stock as of March 31, 2003 was 5,098,667.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
SELECTED FINANCIAL DATA
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2003	Mar. 31, 2002
Sales	$ 569,453	$ 485,748
Other Revenues	$ 48,373	$ 55,538
Gross Profit	$ 323,952	$ 293,525

Net Income (Loss) Before Taxes	$ 62,150	$ 129,847
Net Income (Loss)	$ 41,019	$ 85,699

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.01	$ 0.02
Diluted	$ 0.01	$ 0.02

Earnings (Loss) Per Share
Basic	$ 0.007	$ 0.015
Diluted	$ 0.007	$ 0.015

Weighted Average Shares Outstanding (Basic)
Primary	5,627,571	5,622,338
Diluted	5,628,667	5,633,667

Total Assets	$ 2,780,177	$ 2,654,937

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,562,153	$ 2,395,848

Shareholders' Equity Per Share	$ 0.50	$ 0.47

Working Capital	$ 2,357,940	$ 2,216,829

Current Ratio	11.8:1	9.5:1

Equity To Total Assets	92%	90%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEET
(as prepared by Management)
(Unaudited)

	Mar. 31, 2003	Dec. 31 ,2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 339,595	$ 322,997
Available for sale marketable securities	1,336,072	1,337,668
Accounts Receivable, net of allowance for uncollectibles	317,253	302,269
Inventory	571,388	569,424
Prepaid Expenses	11,569	11,023
Total Current Assets	$ 2,575,877	$ 2,543,381

PROPERTY & EQUIPMENT net of Depreciation of $380,811 at Mar. 31, 2003 and $395,366 at Dec. 31, 2002	182,916	159,182

OTHER ASSETS	12,184	30,407
Deferred Income Tax Benefit	9,113	9,200
TOTAL ASSETS	$ 2,780,090	$ 2,742,170

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 123,387	$ 38,855
Refundable Deposits	6,402	21,758
Deferred Tax Liability	31,127	30,400
Federal Income Taxes Payable	21,131	104,594
Accrued Liabilities	35,890	27,019
Total Current Liabilities	217,937	222,626

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,098,667 Shares Issued And Outstanding	$ 5,099	$ 5,099
Additional Paid-in Capital	945,734	945,734
Retained Earnings	1,613,912	1,572,893
Accumulated other comprehensive loss	(2,592)	(4,182)
	$ 2,562,153	$ 2,519,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,780,090	$ 2,742,170

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF INCOME (LOSS)
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2003	Mar. 31, 2002

SALES	$ 569,453	$ 485,748
COST OF SALES
Beginning Inventory	569,424	531,599
Purchases and Allocated Costs	247,465	239,295
	$ 816,889	$ 770,894
Ending Inventory	571,388	578,671
Total Cost of Sales	$ 245,501	$ 192,223
Gross Profit	$ 323,952	$ 293,525

OPERATING EXPENSES
Finance/Administration	$ 91,500	$ 51,581
Research & Development	54,080	39,730
Marketing	116,034	61,692
Customer Service	18,175	23,610
Total Operating Expense	$ 279,789	$ 176,613
OPERATING INCOME (LOSS)	$ 44,163	$ 116,912

Other Income (expenses)
Interest/Investment Income	$ 7,748	$ 6,611
Realized Loss on Marketable Securities	(2,334)	--
Management Fee, Marketable Securities	(2,052)	--
Loss on Asset Disposal	(1,245)	--
Engineering Services	40,625	48,927
Engineering Support	(24,755)	(42,603)
Net Other Income (expense)	$ 17,981	$ 12,935

NET INCOME (LOSS) BEFORE TAX	$ 62,150	$ 129,847
Provision For Income Tax	(21,131)	(44,148)
NET INCOME (LOSS)	$ 41,019	$ 85,699

Basic Earnings (Loss) Per Share Before Tax	$ 0.01	$ 0.02
Basic Earnings (Loss) Per Share After Tax	$ 0.007	$ 0.015

Diluted Earnings (Loss) Per Share Before Tax	$ 0.01	$ 0.02
Diluted Earnings (Loss) Per Share After Tax	$ 0.007	$ 0.015

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2003	Mar. 31, 2002
NET INCOME (LOSS)	$ 41,019	$ 85,699

OTHER COMPREHENSIVE LOSS:
Unrealized gain on securities arising during period (net of tax effect)	1,417	--
COMPREHENSIVE INCOME (LOSS)	$42,436	$85,699

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2003	Mar. 31, 2002

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ 41,019	$ 85,699
Noncash items included in income:
Depreciation	9,681	9,689
Amortization	1,101	1,101
Loss on Disposition of Assets	1,245	--
Loss on Marketable Securities	2,334	--
Provision for Federal Income Taxes	--	6,633

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	(14,984)	(56,301)
Marketable Securities Investments Purchased	(802,000)	--
Marketable Securities Investments Sold	803,666	--
Inventory	(1,964)	(47,072)
Prepaid Expenses	(546)	(7,110)
Accrued Interest	--	285

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	93,403	32,028
Refundable Deposits	(15,356)	98,024
Accrued Federal Income Taxes	(83,463)	37,515
	$ 34,136	$ 160,491
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Deposits applied to Property and Equipment	17,122
Additions To Property And Equipment	$ (34,660)	$ (7,131)
	$ (17,538)	$ (7,131)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
No Financing Activities Recorded	$ --	$ --

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	$ 16,598	$ 153,360
Cash and Equivalents At Beginning Of Period	322,997	1,513,592
Cash and Equivalents At Ending of Period	$ 339,595	$ 1,666,952

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	0	0
Federal Income Taxes	$ 104,594	$ 0

Cash and Equivalents:
Cash	$ 10,136	$ 6,060
Money Market Accounts	329,459	664,465
Certificates Of Deposit	--	996,427
	$ 339,595	$ 1,666,952

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2003 and March 31, 2002. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform with the format of this quarterly presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2002 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 2003 and March 31, 2002 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	March 31 2003	December 31 2002
Parts	$ 255,536	$ 359,915
Work in progress	125,838	--
Finished goods	190,014	209,509
$ 571,388		$ 569,424

NOTE 3 - EARNINGS PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,627,571 and 5,622,338 for the quarters ended March 31, 2003 and 2002 respectively.

For the Quarter Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS Income available to common stockholders	$41,019	5,627,571	$0.007
Diluted EPS Income available to common stockholders + assumed conversions	$41,019	5,628,667	$0.007

NOTE 4 - STOCK OPTIONS

As of March 31, 2003, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 21, 2003, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 21, 2003 totaled 180,000 shares under option and have an exercise price of $0.40 per share. The options granted on February 21, 2003 may be exercised any time during the period from February 21, 2003 through February 20, 2006. The Company's Form 8-K dated February 21, 2003, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12 month period from March 31, 2003 to March 31, 2002, 185,000 shares under option expired, no shares under option were exercised, and 180,000 shares under option were granted. At March 31, 2003 there were 530,000 shares under option reserved for future exercises.

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

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

For the quarter ended March 31, 2003, the Company’s only item of other comprehensive income (loss) was unrealized gains on marketable securities investments, net of tax in the amount $1,417. There was no comprehensive income (loss) during the first quarter of 2002.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2003, services in the amount of $26,456 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of EST.

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2003. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES: Total revenues from the sale of EST products and services increased to $610,078 for the first quarter of 2003 as compared to $534,675 in the first quarter of 2002, an increase of 14%. Gross revenues increased to $617,826 for the quarter ending March 31, 2003, from $541,286 for the same quarter of 2002. Management believes the increased product and service revenues are the result of continued strong domestic industrial automation sales, as the Company experienced during 2002, and increases in foreign export sales due to particular large industrial automation projects during the first quarter of 2003, when compared with first quarter 2002. Management believes the increase in sales is the result of increased marketing efforts on the part of the Company, specifically increased regional tradeshow attendance and salesperson activity. Management intends to sustain the increased marketing effort in 2003, but believes sales revenues for 2003 may be impacted by existing economic factors negatively effecting industrial automation projects involving the Company’s products and services.

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

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government sales. Domestic commercial sales decreased slightly to $484,017 in the first quarter of 2003 as compared to $498,559 for the first quarter of 2002. The decrease in domestic sales was offset by an increase of foreign export sales for the first quarter of 2003 to $126,061 as compared to the $32,985 in foreign sales in the same quarter of 2002. The increase in foreign sales reflects sales for large industrial automation projects in India, Israel and Peru during the first quarter of 2003. The Company did not record sales for U.S. Government programs for the first quarter of 2003 as compared with $3,131 in the first quarter 2002. Engineering services billed in the first quarter of 2003 decreased to $40,625 as compared with $48,927 for the same quarter of 2002. Decreased engineering services billed is the result of decreased quantity and scope of engineering services undertaken by the Company during the first quarter of 2003, when compared with the same quarter of 2002. During the quarter ended March 31, 2003 sales to Tata Honeywell Ltd of India, an end user of the Company’s products, for an industrial automation project, and Power Engineers, an integrator of the Company’s products for a water control network upgrade, each consisted of 10% of the Company's sales and service revenues. No other sales to a single customer comprised 10% or more of the Company's product sales.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the first quarter of 2003 and 2002 are as follows:

For the first quarter of	2003	2002
Domestic Sales	79%	93%
U.S. Government Sales	--	1%
Export Sales	21%	6%

A percentage breakdown of EST's product sales categories for the first quarter of 2003 and 2002 are as follows:

For the first quarter of	2003	2002
ESTeem Model 192	71%	75%
ESTeem Model 95	--	2%
ESTeem Accessories	21%	13%
Factory Services	1%	1%
Site Support	7%	9%

Sales include foreign export sales as follows:

Three Months Ended	March 31 2003	March 31 2002
Export sales	$ 126,061	$ 32,985
Percent of sales	21%	6%

The geographic distribution of foreign sales for the first quarter of 2003 and 2002 is as follows:

Percent of Foreign Sales	March 31 2003	March 31 2002
COUNTRY
India	50%	--
Israel	17%	--
Peru	15%	--
Spain	7%	--
Brazil	5%	12%
Puerto Rico	3%	--
Canada	3%	55%
Ecuador	--	32%
Chile	--	1%

The majority of the Company's domestic and foreign sales for the first quarter of 2003 were used in industrial automation applications. It is Management’s opinion that the majority of foreign export applications will continue to be in industrial automation applications for the foreseeable future. Industrial Automation applications have historically been the majority of the Company’s domestic sales, which Management believes will continue for the foreseeable future, but will also be, augmented by sales of Mobile Data Computer Systems (MDCS) for public safety entities. During the first quarter of 2003, MDCS sales levels were strong, accounting for 21% of the Company’s sales and service revenues. Management believes the MDCS sales increase may continue in the near term, however cannot be assured due to public safety entity purchases being linked to uncertain government funding.

Based on previous experience, U.S. Government purchases of the Company’s products will be pursuant to the Company’s General Services Administration (GSA) contract. Management believes the decreased U.S. Government sales are the result of a continuing downward sales trend for projects and purchases involving the Company’s products in the U.S. Government sales marketplace, which the Company has experienced for the past four years, and will continue for the foreseeable future.

BACKLOG:

As of March 31, 2003, the Company had a sales order backlog of $52,000. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 5 to 10 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:

Cost of sales percentages of gross sales for the first quarters of 2003 and 2002 were 43% and 40% of gross sales respectively. The cost of sales increase for the first quarter of 2003 is the result of the product mix of the items sold during the quarter having increased cost and/or lower profit margins, when compared with the same quarter of 2002.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2003 increased $103,176 from first quarter of 2002 levels. The following is a delineation of operating expenses:

	March 31 2003	March 31 2002	Increase (Decrease)
Finance/Administration	$ 91,500	$ 51,581	$ 39,919
Research/Development	54,080	39,730	14,350
Marketing	116,034	61,692	54,342
Customer Service	18,175	23,610	(5,435)
Total Operating Expenses	$279,789	$176,613	$ 103,176

Finance and Administration: During the first quarter of 2003 Finance and Administration expenses increased $39,919 to $91,500, when compared with the first quarter of 2002. The increase is the result of increased salaries and associated taxes related to payment of bonuses during the first quarter of 2003 based on 2002 year end performance, as well as increased professional services purchased by the Company, when compared with the first quarter of 2002.

Research and Development: Research and Development expenses increased $14,350 to $54,080, during the first quarter of 2003, as compared with the same period in 2002. The increase in Research and Development costs is due to increased department salaries resulting from the addition of a Research and Development employee during the last quarter of 2002, when compared with the same quarter of 2002.

Marketing: During the first quarter of 2003, marketing expenses increased $54,342, to $116,034, when compared with the same period of 2002. The increase is due to increased department wages resulting from the addition of a sale manager during the second half of 2002, increased travel, advertising and trade show expenses incurred by the Company for increased marketing efforts during the first quarter of 2003, in addition to sales commissions paid to foreign sales agents for related sales during the first quarter of 2003.

Customer Service: Customer service expenses decreased $5,435, to $18,175 during the first quarter of 2003 due to increased department wages being billed directly to customers instead of absorbed as department expense, when compared with the same quarter of 2002.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $7,748 in interest and dividend income during the quarter ending March 31, 2003. Sources of this income were money market accounts and marketable securities investments.

ENGINEERING SUPPORT:

Engineering support costs decreased to $24,755 as of March 31, 2003, as compared to $42,603 for the same period of 2002. The decrease in engineering support costs for the first quarter of 2003, is the result of decreased quantity and scope of engineering services undertaken by the Company during the first quarter of 2003, when compared with the same quarter of 2002.

NET INCOME:

The Company had a net income of $41,019 for the first quarter of 2003 compared to net income of $85,699 for the same quarter of 2002. The comparative reduction in net income is the result of increased operating expenses during the first quarter of 2003, when compared with the first quarter of 2002.

B. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2003 was 11.8:1 compared to 11.4:1 at December 31, 2002. The increase in current ratio is due to decreases in federal income taxes payable and refundable deposit amounts when compared with amounts at December 31, 2002.

For the quarter ending March 31, 2003, the Company had cash and cash equivalents of $339,595 as compared to cash and cash equivalent holdings of $322,997 at December 31, 2002. Available for sale marketable securities decreased from December 31, 2002 amounts of 1,337,668, to $1,336,072 as of March 31, 2003 as the result of reclassification of some investments as cash equivalents and management fees. As of March 31, 2003, certain components of investments held by the Company, if sold as of March 31, 2003, would have presented a realized loss, net of tax of $2,592, compared with a potential loss of $4,182 as of December 31, 2002, which was decreased by an unrealized gain of $1,417 recorded during the first quarter of 2003. The contingency for these items is reflected in the Balance Sheet as Accumulated other comprehensive loss, and the Statement of Comprehensive Income, respectively, as of March 31, 2003.

Accounts receivable increased to $317,253 as of March 31, 2003, from December 31, 2002 levels of $302,269, due to increased sales and collection cycle timing differences during the first quarter of 2003, when compared with year-end 2002. Inventory increased slightly to $571,388 at March 31, 2003, from December 31, 2002 levels of $569,424. The Company's fixed assets, net of depreciation, increased to $182,916 as of March 31, 2003, increased from December 31, 2002 levels of $159,182, due to capital expenditures of $34,660 for fixed assets and being offset by depreciation of $9,681, and loss on asset disposition of $1,245. The Company’s capital expenditures for fixed assets were primarily for development software and related computer upgrades. Management foresees additional capital expenditures may be necessary in 2003 to support the production and sale of the Company’s products.

As of March 31, 2003, trade accounts payable balance at March 31, 2003 was $123,387 as compared with $38,855 at December 31, 2002, and reflects amounts owed for purchases of inventory items and contracted services. The Company recorded refundable deposit liabilities of $6,402 for prepayment of foreign sales prior to shipment and ongoing mobile data computer system (MDCS) projects contracted with the Company. Federal Income Taxes payable decreased to $21,131 at March 31, 2003 from $104,594 at December 31, 2002 as the result of payment of the Company’s tax liability for 2002 during the first quarter of 2003. Accrued Liabilities as of March 31, 2003 were $35,890, compared with $27,019 at December 31, 2002, and reflects items such as accrued vacation benefits, accrued payroll and state tax liabilities.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2003 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2003.

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

CONTROLS AND PROCEDURES

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

Form 8-K dated February 21, 2003 is incorporated herein by reference.

Exhibit Index	Reference Form 10-QSB

Exhibit Number	Notes to Financial Statements
4. Instruments defining the Rights of Security Holders including indentures.

Form 8-K dated February 15, 2002 is incorporated herein by reference.
Form 8-K dated February 21, 2003 is incorporated herein by reference.

11. Statement Re: computation of per share earnings.	Note 3 to Financial Statements.

Exhibit 99	Exhibit 99.1 – Certification of CEO Exhibit 99.2 – Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
By: /s/ T.L. KIRCHNER
Date: May 12, 2003	Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

By: /s/ JON CORREIO
Date: May 12, 2003	Name: Jon Correio
Title: Director/Secretary/Treasurer
(Principal Financial Officer)