Form 10QSB
period 2003-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2003-08-14
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended:	June 30 2003

Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4
Kennewick WA 99336

Registrant’s telephone number, including area code:	(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of common stock as of June 30, 2003 was 5,098,667.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)
(Unaudited)

Six Months Ended	June 30, 2003	June 30, 2002
Sales	$ 910,912	$ 999,700
Other Revenues	83,127	86,365
Gross Profit	507,439	562,975

Net Income (Loss) Before Taxes	15,696	211,668
Net Income (Loss) After Taxes	10,359	141,275

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.003	$ 0.037
Diluted	0.003	0.037

Earnings (Loss) Per Share After Taxes
Basic	$ 0.002	$ 0.025
Diluted	0.002	0.025

Weighted Average Shares Outstanding (Basic)
Primary	5,626,325	5,619,311
Diluted	5,628,667	5,633,667

Total Assets	$ 2,660,728	$ 2,687,092

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,457,950	$ 2,451,425

Shareholders' Equity Per Share	$ 0.48	$ 0.48

Working Capital	$ 2,260,368	$ 2,274,650

Current Ratio	12:1	10.7:1

Equity To Total Assets	92%	91%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
(as prepared by Management)
(Unaudited)

	June 30, 2003	Dec. 31, 2002
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 312,408	$ 322,997
Available for Sale Marketable Securities	1,339,008	1,337,668
Accounts Receivable, net of allowance for uncollectibles	169,399	302,269
Inventory	583,420	569,424
Prepaid Expenses	10,248	11,023
Prepaid Federal Income Taxes	48,663	--
Total Current Assets	2,463,146	2,543,381

PROPERTY & EQUIPMENT net of Depreciation of $391,680 at June 30, 2003 and $395,366 At Dec. 31, 2002	177,386	159,182

OTHER ASSETS	11,083	30,407
Deferred Income Tax Benefit	9,113	9,200
TOTAL ASSETS	$ 2,660,728	$ 2,742,170

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	52,600	38,855
Refundable Deposits	8,271	21,758
Deferred Tax Liability	31,127	30,400
Accrued Liabilities	34,300	27,019
Distributions Payable	76,480	--
Federal Income Taxes Payable	--	104,594
Total Current Liabilities	202,778	222,626

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,098,667 Shares Issued And Outstanding	5,099	5,099
Additional Paid-in Capital	945,734	945,734
Retained Earnings	1,506,772	1,572,893
Accumulated other Comprehensive Gain (Loss)	345	(4,182)
	2,457,950	2,519,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,660,728	$ 2,742,170

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(as prepared by Management)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

SALES	$ 341,460	$ 513,952	$ 910,912	$ 999,700
COST OF SALES
Beginning Inventory	571,388	578,671	531,599	531,599
Purchases and Allocated Costs	170,004	242,433	455,294	481,728
	741,392	821,104	986,893	1,013,327
Ending Inventory	583,420	576,602	583,420	576,602
Total Cost of Sales	157,972	244,502	403,473	436,725
Gross Profit	183,488	269,450	507,439	562,975

OPERATING EXPENSES
Finance/Administration	47,296	52,608	138,797	104,188
Research & Development	52,394	44,556	106,473	84,287
Marketing	107,258	77,340	223,292	139,033
Customer Service	30,425	22,487	48,600	46,097
Total Operating Expense	237,373	196,991	517,162	373,605
OPERATING INCOME (LOSS)	(53,885)	72,459	(9,723)	189,370

Other Income (expenses)
Interest/Investment Income	5,889	7,082	13,637	13,693
Realized Loss on Marketable Securities	--	--	(2,334)	--
Management Fee, Marketable Securities	(2,057)	--	(4,110)	--
Loss on Asset Disposal	--	--	(1,245)	--
Engineering Services	28,865	23,745	69,490	72,672
Engineering Support	(25,266)	(21,465)	(50,020)	(64,067)
Net Other Income (Expense)	7,431	9,362	25,418	22,298

NET INCOME (LOSS) BEFORE TAX	(46,454)	81,821	15,696	211,668
Provision For Income Tax	15,794	(26,245)	(5,337)	(70,393)

NET INCOME (LOSS)	$ (30,660)	$ 55,576	$ 10,359	$ 141,275

Basic Earnings (Loss) Per Share Before Tax	$ (0.009)	$ 0.015	$ 0.003	$ 0.037
Basic Earnings (Loss) Per Share After Tax	$ (0.006)	$ 0.01	$ 0.002	$ 0.025

Diluted Earnings (Loss) Per Share Before Tax	$ (0.009)	$ 0.015	$ 0.003	$ 0.037
Diluted Earnings (Loss) Per Share After Tax	$ (0.006)	$ 0.01	$ 0.002	$ 0.025

(See "Notes to Financial Statements")

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(as prepared by Management)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
NET INCOME (LOSS)	$ (30,660)	$ 55,576	$ 10,359	$ 141,275

OTHER COMPREHENSIVE GAIN (LOSS):
Unrealized gain (loss) on securities arising during period (net of tax effect)	1,938	--	2,874	--
COMPREHENSIVE INCOME (LOSS)	$ (28,722)	$ 55,576	$ 13,233	$ 141,275

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Six Months Ended	June 30, 2003	June 30, 2002
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$10,359	$141,275
Noncash items included in income:
Depreciation	20,550	18,992
Amortization	2,202	2,203
Loss on Disposition of Assets	1,245	--
Loss on Marketable Securities	2,334	--

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	132,870	42,612
Marketable Securities Investments Purchased	(804,058)	--
Marketable Securities Investments Sold	803,666	--
Inventory	(13,996)	(45,003)
Prepaid Expenses	775	(5,385)
Accrued Interest	--	(545)
Prepaid Federal Income Taxes	(48,663)	6,633
Deferred Tax Asset	87	--

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	21,026	25,065
Refundable Deposits	(13,487)	55,320
Deferred Tax Liability	727	--
Accrued Federal Income Taxes	(104,594)	63,760
	11,043	304,927
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Deposits applied to Property and Equipment	17,122	--
Additions To Property And Equipment	(38,754)	(15,291)
	(21,632)	(15,291)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
No Financing Activities Recorded	--	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,589)	289,636
Cash And Cash Equivalents At Beginning Of Period	322,997	1,513,592
Cash And Cash Equivalents At Ending of Period	$ 312,408	$ 1,803,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 131,594	$ 0

Cash allocated for Cash Distribution	$ 76,480	$ 0

Cash And Cash Equivalents:
Cash	$ 11,090	$ 11,022
Money Market Accounts	301,318	791,722
Certificates Of Deposit	--	1,000,484
	$ 312,408	$ 1,803,228

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10QSB are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six month periods ending June 30, 2003 and June 30, 2002. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2002 as filed with Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2003 and June 30, 2002, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	June 30 2003	December 31 2002
Parts	$250,325	$ 359,915
Work in progress	121,378	--
Finished goods	211,717	209,569
	$583,420	$ 569,424

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,626,325 and 5,619,331 for the six-month period ended June 30, 2003 and 2002 respectively. For net loss per share calculations, the nondiluted outstanding shares as of June 30, 2003, 5,098,667 shares, is used as a denominator, so as to avoid decreasing the net loss per share amount.

For the six months ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS Income available to common stockholders	$10,359	5,626,325	$0.002
Diluted EPS Income available to common stockholders + assumed conversions	$10,359	5,628,667	$0.002

NOTE 4 - STOCK OPTIONS

As of June 30, 2003, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 21, 2003, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 21, 2003 totaled 180,000 shares under option and have an exercise price of $0.40 per share. The options granted on February 21, 2003 may be exercised any time during the period from February 21, 2003 through February 20, 2006. The Company's Form 8-K dated February 21, 2003, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12 month period from June 30, 2003 to June 30, 2002, 185,000 shares under option expired, no shares under option were exercised, and 180,000 shares under option were granted. At June 30, 2003 there were 530,000 shares under option reserved for future exercises.

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

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

For the quarter ended June 30, 2003, the Company’s only item of other comprehensive income (loss) was unrealized gains on marketable securities investments, net of tax in the amount $1,938. There was no comprehensive income (loss) during the second quarter of 2002.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the six-month period ended June 30, 2003, services in the amount of $70,060 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

NOTE 7 - CASH DISTRIBUTION

On June 5, 2003, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 27, 2003, of $0.015 per share of common stock, with a payable date of July 16, 2003. The payment of the cash distribution was completed by July 16, 2003. For the quarter ended June 30, 2003, the Company recognized a current liability in the amount of $76,480, reflecting the total dollar value of the cash distribution. The Company’s Form 8-K dated June 5, 2003, as filed with the Securities and Exchange Commission is included herein by reference.

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2003. The following statements may be forward looking in nature and actual results may differ materially.

A. Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem systems, accessories, and services decreased to $370,325 for the second quarter of 2003 compared to $537,697 for the second quarter of 2002. Gross revenues decreased to $376,214 for the quarter ended June 30, 2003, from $544,779 for the same quarter of 2002. The decrease in revenues is the result of reduced sales volumes during the second quarter 2003 for Domestic and Foreign Industrial Automation applications, when compared with the same quarter of 2002. Management believes the comparative revenue decrease in sales revenues is not a trend, however this cannot be assured due to currently existing economic and market condition uncertainties.

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

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government sales. Domestic commercial sales decreased to $315,334 in the second quarter of 2003, as compared to $406,275 for the second quarter of 2002, due to decreased product sales for industrial automation and projects and Mobile Data Computer Systems (MDCS), when compared with the same quarter for 2002. Foreign export sales for the second quarter of 2003 decreased to $54,856 as compared to the $124,619 in the same quarter of 2002. The reduction is due to comparatively reduced sales of the Company’s products for industrial automation projects for foreign applications, specifically to Italy, which had unusually strong sales revenues during the second quarter of 2002. U.S. Government sales decreased to $135 in the second quarter of 2003 when compared with second quarter 2002 U.S. Government sales of $6,803.

During the quarter ended June 30, 2003 material and services provided to Consolidated Electrical Distributors (CED), a national distributor of the Company’s products, accounted for 17% of the Company’s sales and service revenues. No other sales to a single customer comprised 10% or more of the Company’s product sales for the quarter ended June 30, 2003.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the second quarter of 2003 and 2002 are as follows:

For the second quarter of
	2003	2002
Domestic Sales	85%	76%
Export Sales	15%	23%
U.S. Government Sales	0%	1%

A percentage breakdown of EST's product sales categories for the second quarter of 2003 and 2002 are as follows:

For the Quarter Ended June 30
	2003	2002
ESTeem Model 192	73%	72%
ESTeem Model 95	2%	1%
ESTeem Model 96	1%	1%
ESTeem Accessories	14%	22%
Factory Services	2%	1%
Site Support	8%	3%

Sales for the second quarter of 2003 and 2002 include foreign export sales as follows:

Three Months Ended	June 30, 2003	June 30, 2002
Export sales	$ 54,856	$ 124,619
Percent of sales	15%	23%

The geographic distribution of foreign sales for the second quarter of 2003 and 2002 is as follows:

Percent of Foreign Sales
COUNTRY	June 30, 2003	June 30, 2002
Puerto Rico	21%	10%
Chile	21%	--
Canada	19%	3%
Colombia	15%	--
Indonesia	9%	4%
Venezuela	5%	--
Ecuador	4%	27%
Mexico	3%	--
South Korea	2%	4%
Brazil	Nil	--
Australia	Nil	4%
Italy	--	25%
Peru	--	14%
Austria	--	4%
United Kingdom	--	3%
Jordan	--	2%

The majority of the Company's domestic and foreign sales for the second quarter of 2003 were used in Industrial Automation applications. It is Management’s opinion that the majority of the Company’s sales will continue to be in Industrial Automation applications for the foreseeable future. Industrial Automation applications for the Company’s products will be augmented by sales of MDCS for public safety entities. During the second quarter of 2003, MDCS sales accounted for 13% of the Company’s sales and service revenues. Management believes MDCS sales may increase in the near term, however cannot be assured due to public safety entity purchases being linked to uncertain government funding.

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

BACKLOG:

The Corporation had backlog of $70,000 as of June 30, 2003, the majority of which is for industrial automation equipment ordered by customers late in the second quarter with an expected shipment date of early July, 2003. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 5 to 10 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:

Cost of sales percentage for the second quarters of 2003 and 2002 was 46% and 48%, respectively. The Cost of Sales reduction for the second quarter of 2003 is attributable to the type of product sold, as well as differences in discounted pricing structures for those products sold, positively effecting profit margins, when compared with the same quarter of 2002.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2003 increased $40,382 from the second quarter of 2002. The following is a delineation of operating expenses:

For the quarter ended:	June 30, 2003	June 30, 2002	Increase (Decrease)
Finance/Administration	$ 47,296	$ 52,608	$ (5,312)
Research/Development	52,394	44,556	7,838
Marketing	107,258	77,340	29,918
Customer Service	30,425	22,487	7,938
Total Operating Expenses	$ 237,373	$ 196,991	$ 40,382

FINANCE AND ADMINISTRATION:

During the second quarter of 2003, Finance and Administration expenses decreased $5,312 from the same quarter of 2002. The decrease is the result of decreased bad debt expense being recognized by the Company during the second quarter of when compared the same quarter of 2002.

RESEARCH AND DEVELOPMENT:

Research and Development expenses increased $7,838 during the second quarter of 2003, when compared with the same period in 2002. The increase is attributable to increased department salaries when compared with the same quarter of 2002.

MARKETING:

During the second quarter of 2003, marketing expenses increased $29,918 from the same period in 2002. The increase is the result of increased department salaries, travel expenses and tradeshow fees when compared with the same quarter of 2002.

CUSTOMER SERVICE:

Customer service expenses increased $7,938 during the second quarter of 2003. The increase is attributable to increased allocated salaries and travel expenses for the department when compared with the same quarter of 2002.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $5,889 in interest and dividend income during the quarter ended June 30, 2003. Sources of this income were money market accounts and marketable securities investments.

ENGINEERING SUPPORT:

Engineering support costs increased to $25,266 for the quarter ended June 30, 2003, as compared to $21,465 for the same period of 2002. The increase in engineering support costs for the second quarter of 2003 is a direct result of increased engineering services revenues performed by the Company for customers, when compared with the second quarter of 2002.

NET INCOME (LOSS):

The Company had a net loss of $30,660 for the second quarter of 2003, compared to a $55,576 net income for the same quarter of 2002. The decreased profitability is attributed to decreased sales revenues and increased operating expenses during the second quarter of 2003 when compared with the second quarter of 2002.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2003 was 12:1 compared to 11.47:1 at December 31, 2002. The increased in current ratio is due to decreased Federal income tax payable amounts when compared with December 31, 2002 amounts.

For the quarter ending June 30, 2003, the Company had cash and cash equivalents of $312,408, compared to cash and cash equivalent holdings of $322,997 at December 31, 2002. Available for sale marketable securities increased to $1,339,008 compared to $1,337,668 at December 31, 2002. Certain components of investments held by the Company, if sold as of June 30, 2003, would have presented a realized gain net of tax of $2,874, compared with a potential loss net of tax, of $4,182 as of December 31, 2002. The contingency for these items is reflected in the Balance Sheet as Accumulated other comprehensive loss, and the Statement of Comprehensive Income, respectively, as of June 30, 2003.

Accounts receivable decreased to $169,399 as of June 30, 2003, from December 31, 2002 levels of $302,269, due to decreased sales and collection differences during the second quarter of 2003, when compared with year-end 2002. Inventory increased to $583,420 at June 30, 2003, from December 31, 2002 levels of $569,424. The Company's fixed assets, net of depreciation, increased to $177,386 as of June 30, 2003, from December 31, 2002 levels of $159,182, due to capital expenditures of $38,754 for fixed assets and being offset by depreciation of $20,550, and loss on asset disposition of $1,245. The Company’s capital expenditures for fixed assets were primarily for development software and related computer upgrades. Management foresees additional capital expenditures may be necessary in 2003 to support the production and sale of the Company’s products. Prepaid Federal Income Taxes increased to $48,663 due to the Company’s net loss for the quarter and estimated tax payments resulted in a potential tax credit for the Company as of June 30, 2003.

As of June 30, 2003, the Company’s trade accounts payable balance was $52,600 as compared with $38,855 at December 31, 2002, and reflects amounts owed for inventory items and contracted services. Refundable deposit liability was $8,271 for the quarter ended June 30, 2003, and reflects prepaid foreign sales prior to shipment and ongoing mobile data computer system (MDCS) projects contracted with the Company. Accrued liabilities as of June 30, 2003 were $34,300, compared with $27,019 at December 31, 2002, and reflect items such as accrued vacation benefits, accrued payroll tax and state excise tax liabilities. The Company announced a cash distribution, payable during July 2003 in the amount of $76,480 which has been recognized as a liability as of June 30, 2003. Federal Income Taxes payable has decreased to $0 as of June 30, 2003, from December 31, 2002 levels of $104,594 as a result of payment of Federal Tax liability for 2002 by the Company as well as decreased profitability during 2003 resulting in a potential tax credit as of June 30, 2003.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2003 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2003.

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

PART II

OTHER INFORMATION

Item 4. Submission of Matters to the Securities Holders

At the Company's Annual Stockholder Meeting on June 6, 2003, in Kennewick, Washington the following items were voted on by the stockholders with the following outcomes:

Item #1 Election of Director:

Melvin H Brown

Votes for: 4,045,802	Abstaining: 16,725

Jon Correio

Votes for: 4,048,302	Abstaining: 14,225

Robert Southworth

Votes for: 4,048,302	Abstaining: 14,225

Item #2 Ratification of Moe O’Shaughnessy & Associates, P.S. as independent auditors and tax service provider for the Corporation for the fiscal year ending December 31, 2003.
Votes for: 4,047,802	Votes against: 3,100	Abstaining: 11,625

Item #3 Authorization of proxy to vote upon other matters as may properly come before the meeting. (No such issues were brought before the meeting)

Votes for: 4,047,652	Votes against: 5,000	Abstaining: 9,875

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

Form 8-K dated February 21, 2003 is incorporated herein by reference. Form 8-K dated June 5, 2003 is incorporated herein by reference.

Exhibit Index	Reference Form 10-QSB
Exhibit Number	Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.

Form 8-K dated February 21, 2003 is incorporated herein by reference.
11. Statement Re: computation of per share earnings	Note 3 to Financial Statements
Exhibit 99	Exhibit 99.3 – Certification of CEO Exhibit 99.4 – Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: August 11, 2003	/s/ T.L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President (Principal Executive Officer)

Date: August 11, 2003	/s/ JON CORREIO
Name: Jon Correio
Title: Director/Secretary/Treasurer (Principal Financial Officer)