Form 10QSB
period 2003-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2003-11-14
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30 2003

Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4
Kennewick WA 99336

Registrant’s telephone number, including area code:	(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of common stock as of September 30, 2003 was 5,098,667.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)
(Unaudited)

SELECTED FINANCIAL DATA

Nine Months Ended	September 30, 2003	September 30, 2002
Sales	$ 1,556,664	$ 1,384,892
Other Revenues	99,859	120,150
Gross Profit	858,887	763,367

Net Income (Loss) Before Taxes	133,777	232,222
Net Income (Loss) After Taxes	88,293	154,841

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.024	$ 0.04
Diluted	0.024	0.04

Earnings (Loss) Per Share After Taxes
Basic	$ 0.016	$ 0.03
Diluted	0.016	0.03

Weighted Average Shares Outstanding
Primary	5,625,064	5,624,352
Diluted	5,628,667	5,633,667

Total Assets	$ 2,704,981	$ 2,670,310

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,534,405	$ 2,464,991

Shareholders' Equity Per Share	$ 0.50	$ 0.48

Working Capital	$ 2,280,587	$ 2,271,608

Current Ratio	14.4:1	12:1

Equity To Total Assets	94%	92%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
(as prepared by Management)
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 261,798	$ 322,997
Available for Sale Marketable Securities	1,339,008	1,337,668
Accounts Receivable, Net of Allowance for Uncollectibles	286,487	302,269
Inventory	530,072	569,424
Prepaid Expenses	25,282	11,023
Prepaid Federal Income Taxes	8,516	0
Total Current Assets	2,451,163	2,543,381

PROPERTY & EQUIPMENT Net of Depreciation of $405,493 at September 30, 2003 and $395,366 at December 31, 2002	234,722	159,182

OTHER ASSETS	9,983	30,407
Deferred Income Tax Benefit	9,113	9,200
TOTAL ASSETS	$ 2,704,981	$ 2,742,170

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	100,023	38,855
Refundable Deposits	6,412	21,758
Deferred Tax Liability	32,608	30,400
Federal Income Taxes Payable	0	104,594
Accrued Liabilities	31,533	27,019
Total Current Liabilities	170,576	222,626

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,098,667 Shares Issued And Outstanding	5,099	5,099
Additional Paid-in Capital	945,734	945,734
Retained Earnings	1,584,706	1,572,893
Accumulated Other Comprehensive Gain (Loss)	(1,134)	(4,182)
2,534,405		2,519,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,704,981	$ 2,742,170

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(as prepared by Management)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

SALES	$ 645,752	$ 385,191	$ 1,556,664	$ 1,384,892
COST OF SALES
Beginning Inventory	583,420	576,602	569,424	531,599
Purchases and Allocated Costs	240,956	208,971	658,425	690,700
	824,376	785,573	1,227,849	1,222,299
Ending Inventory	530,072	600,774	530,072	600,774
Total Cost of Sales	294,304	184,799	697,777	621,525
Gross Profit	351,448	200,392	858,887	763,367

OPERATING EXPENSES
Finance/Administration	40,769	35,248	179,565	139,436
Research & Development	72,691	37,925	179,164	122,211
Marketing	91,282	97,980	314,574	237,013
Customer Service	32,158	21,313	80,759	67,410
Total Operating Expense	236,900	192,466	754,062	566,070
OPERATING INCOME (LOSS)	114,548	7,926	104,825	197,297

Other Income (Expenses)
Interest/Investment Income	4,377	9,676	18,014	23,369
Realized Loss on Marketable Securities	--	--	(2,334)	--
Management Fee, Marketable Securities	(2,067)	--	(6,176)	--
Uncollectible Amounts Recovered	--	287	--	287
Loss on Asset Disposal	--	--	(1,245)	--
Engineering Services	12,355	23,822	81,845	96,494
Engineering Support	(11,132)	(21,157)	(61,152)	(85,225)
Net Other Income (Expense)	3,533	12,628	28,952	34,925

INCOME (LOSS) BEFORE TAX	118,081	20,554	133,777	232,222
Provision For Income Tax	(40,147)	(6,988)	(45,484)	(77,381)

NET INCOME (LOSS)	$ 77,934	$ 13,566	$ 88,293	$ 154,841

Basic Earnings (Loss) Per Share Before Tax	$ 0.021	$ 0.004	$ 0.024	$ 0.041
Basic Earnings (Loss) Per Share After Tax	$ 0.014	$ 0.002	$ 0.016	$ 0.028

Diluted Earnings (Loss) Per Share Before Tax	$ 0.021	$ 0.004	$ 0.024	$ 0.041
Diluted Earnings (Loss) Per Share After Tax	$ 0.014	$ 0.002	$ 0.016	$ 0.028

(See "Notes to Financial Statements")

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(as prepared by Management)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
NET INCOME (LOSS)	$ 77,934	$ 13,566	$ 88,293	$ 154,841

OTHER COMPREHENSIVE GAIN (LOSS):
Unrealized gain (loss) on securities arising during period (net of tax effect)	(1,479)	--	2,874	--
COMPREHENSIVE INCOME (LOSS)	$ 76,455	$ 13,566	$ 91,168	$ 154,841

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Nine Months Ended	September 30, 2003	September 30, 2002

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$88,293	$154,841
Noncash items included in income:
Depreciation	33,118	28,965
Loss on Disposition of Assets	1,245	--
Loss on Marketable Securities	2,334	--
Amortization	3,302	3,304

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	15,782	21,559
Marketable Securities Investments Purchased	(802,000)	(1,215,681)
Marketable Securities Investments Sold	803,666	--
Inventory	39,352	(69,175)
Prepaid Expenses	(14,259)	(20,688)
Prepaid Federal Income Taxes	(8,516)	6,633
Accrued Interest	--	591

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	65,682	2,298
Refundable Deposits	(15,346)	40,752
Accrued Federal Income Taxes	(104,594)	70,748
108,059		(975,853)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Deposits Applied to Property and Equipment	17,122	(23,122)
Additions To Property And Equipment	(109,900)	(19,852)
(92,778)		(42,974)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Cash Distribution Paid to Shareholders	(76,480)	--
(76,480)		0
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,199)	(1,018,827)
Cash And Cash Equivalents At Beginning Of Period	322,997	1,513,592
Cash And Cash Equivalents At Ending of Period	$ 261,798	$ 494,765

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 131,594	$ 0

Cash And Cash Equivalents:
Cash	$ 11,100	$ 11,098
Money Market Accounts	250,698	345,676
Certificates Of Deposit	--	137,991
$ 261,798		$ 494,765

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company" ), presented in this Form 10QSB are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2003 and September 30, 2002. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2002 as filed with Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 2003 and September 30, 2002, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

September 30, 2003		December 31, 2002
Parts	$252,975	$ 359,915
Work in progress	88,021	--
Finished goods	189,076	209,509
$530,072		$ 569,424

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,625,064 and 5,624,352 for the quarters ended September 30, 2003 and 2002 respectively.

For the Nine Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS Income available to common stockholders	$88,293	5,625,064	$0.016
Diluted EPS Income available to common stockholders + assumed conversions	$88,293	5,628,667	$0.016

NOTE 4 - STOCK OPTIONS

As of September 30, 2003, the Company had outstanding stock options that have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company. On February 21, 2003, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 21, 2003 totaled 180,000 shares under option and have an exercise price of $0.40 per share. The options granted on February 21, 2003 may be exercised any time during the period from February 21, 2003 through February 20, 2006. The Company's Form 8-K dated February 21, 2003, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12-month period from September 30, 2002 to September 30, 2003, 185,000 shares under option expired, no shares under option were exercised, and 180,000 shares under option were granted. At September 30, 2003 there were 530,000 shares under option reserved for future exercises.

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

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

For the first nine months of 2003, the Company’s only item of other comprehensive income (loss) was unrealized gains on marketable securities investments, net of tax in the amount $2,874. There was no comprehensive income (loss) during the same period of 2002.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 2003 services in the amount of $88,023 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

NOTE 7 - CASH DISTRIBUTION

On June 5, 2003, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 27, 2003, of $0.015 per share of common stock, with a payable date of July 16, 2003. The payment of the cash distribution totaling $76,480 was completed by July 16, 2003. The Company’s Form 8-K dated June 5, 2003, as filed with the Securities and Exchange Commission is included herein by reference.

ITEM II

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the company’s unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2003. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem systems, accessories, and services increased to $658,107 for the third quarter of 2003 as compared to $409,013 in the third quarter of 2002, reflecting an increase of 61%. Gross revenues increased to $662,485 for the quarter ending September 30, 2003, from $418,976 for the third quarter of 2002. The sales revenue increase is due to increased product sales in both domestic and foreign Industrial Automation market sectors, when compared with the same quarter of 2002. As of September 30, 2003, revenues from the sale of the Company’s products and services increased to $1,638,509 for the first nine months of 2003, as compared to $1,481,386 for the same period of 2002. The increase in revenues, year-to-date, is the result of increased sales volumes for domestic and foreign Industrial Automation applications, which Management believes may continue in the near term, but cannot be assured in terms of duration due to uncertain economic and market conditions that continue to exist.

The Company's revenues have historically fluctuated from quarter to quarter due to factors such as customer order placement, product shipments to customers, customer buying trends, and changes in the general economic environment.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales increased to $488,002 in the third quarter of 2003 as compared to $335,520 for the third quarter of 2002. Foreign export sales for the third quarter of 2003 increased to $155,360 as compared to the $73,493 in the same quarter of 2002, due to increased sales to the Latin American region and continued purchases by Croatian distributors of the Company’s products. U.S. Government sales increased to $14,745 in the third quarter of 2003, from third quarter 2002 levels of $0, due to increased sales to U.S. Government contractors for maintenance of existing airfield lighting applications. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

No sale to a single customer comprised 10% or more of the Company’s product and service sales for the quarter ending September 30, 2003.

A percentage breakdown of EST’s major customer categories of Domestic, Export and U.S. Government Sales, for the third quarter of 2003 and 2002 are as follows:

For the third quarter of
	2003	2002
Domestic Sales	74%	82%
Export Sales	24%	18%
U.S. Government Sales	2%	--

A percentage breakdown of EST's product sales categories for the third quarter of 2003 and 2002 are as follows:

For the Quarter Ended September 30
	2003	2002
ESTeem Model 192	72%	71%
ESTeem Model 95	2%	1%
ESTeem Model 96	--	1%
ESTeem Accessories	22%	19%
Factory Services	2%	2%
Site Support	2%	6%

Sales for the third quarter of 2003 and 2002 include foreign export sales as follows:

Three Months Ended	September 30, 2003	September 30, 2002
Export sales	$ 155,360	$ 73,493
Percent of sales	24%	18%

The geographic distribution of foreign sales for the third quarter of 2003 and 2002 is as follows:

Percent of Foreign Sales
COUNTRY	September 30, 2003	September 30, 2002
Chile	27%	--
Croatia	19%	40%
Jordan	11%	15%
Peru	11%	3%
Canada	10%	29%
Indonesia	9%	2%
Mexico	6%	--
Spain	4%	--
Venezuela	2%	--
Puerto Rico	1%	--
Australia	--	10%
Ireland	--	1%

The majority of the Company's domestic and foreign sales for the third quarter of 2003 were used in Industrial Automation applications. Industrial Automation applications have historically been the majority of the Company’s domestic sales, which Management believes will continue for the foreseeable future, but will also be, augmented by sales of Mobile Data Computer Systems (MDCS) for public safety entities. During the third quarter of 2003, MDCS sales accounted for 13% of the Company’s sales and service revenues. Management believes MDCS sales may increase in the near term, however cannot be assured due to public safety entity purchases being linked to uncertain government funding.

BACKLOG:

The Company had a backlog of $106,000 at September 30, 2003, the majority of which is for a large customer order placed late in September with an expected shipment in the fourth quarter of 2003. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 to 10 working days after receipt of an order from a customer, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 2003 and 2002 were 46% and 48% of gross sales respectively. The Cost of Sales reduction for the third quarter of 2003 is attributable to the type of product sold as well as differences in discounted pricing structures for those products sold, positively effecting profit margins.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2003 increased $44,434 when compared with the third quarter of 2002. The following is a delineation of operating expenses:

For the quarter ended:	September 30, 2003	September 30, 2002	Increase (Decrease)
Finance/Administration	$ 40,769	$ 35,248	$ 5,521
Research/Development	72,691	37,925	34,766
Marketing	91,282	97,980	(6,698)
Customer Service	32,158	21,313	10,845
Total Operating Expenses	$ 236,900	$ 192,466	$ 44,434

FINANCE AND ADMINISTRATION:

During the third quarter of 2003 Finance and Administration expenses increased $5,521 when compared with the third quarter of 2002. The increase is attributable to increased professional service expenses for the quarter ended September 30, 2003, when compared with the same quarter of 2002.

RESEARCH AND DEVELOPMENT:

During the third quarter of 2003, Research and Development expenses increased $34,766 when compared with the third quarter of 2002. The increase is a result of increased department salaries and wages, as well as professional services subcontracted by the Company during the quarter, when compared with the same quarter of 2002.

MARKETING:

Marketing expenses decreased $6,698 during the third quarter of 2003 from the same quarter in 2002, due to decreased travel expenses, printing services and tradeshow expenses, when compared with the same quarter of 2002.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 2003 increased $10,845 when compared with the third quarter of 2002. The increase is attributable to a decreased amount of costs being billed directly to customers during the third quarter of 2003 when compared with the third quarter of 2002.

INTEREST AND INVESTMENT INCOME:

The Company earned $4,377 in investment and interest income for the quarter ended September 30, 2003. Sources of income were short-term investments, marketable securities investments, savings and money market accounts.

ENGINEERING SUPPORT:

Engineering support costs decreased to $11,132 for the quarter ended September 30, 2003, as compared to $21,157 for the same period of 2002. The decrease in engineering support costs for the third quarter of 2003 is a direct result of decreased engineering services revenues performed by the Company for customers, when compared with the third quarter of 2002.

NET INCOME (LOSS):

The Company recorded a Net Income of $77,934 for the third quarter of 2003, compared to a net income of $13,566 for the third quarter of 2002. The increase is the result of increased sales revenues and increased gross profit during the third quarter of 2003 when compared with the third quarter of 2002. Year to date, the Company has Net Income of $88,293 for the nine months ended September 30, 2003, compared with $154,841 for the same period of 2002. The decreased Net Income levels are the result of increased operating expenses negatively effecting year to date profitability when compared with the same period of 2002.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2003 was 14.4:1 compared to 11.4:1 at December 31, 2002. The increased in current ratio is due to decreased Federal income tax payable amounts when compared with December 31, 2002 amounts.

For the quarter ending September 30, 2003, the Company had cash and cash equivalent holdings of $261,798 as compared to cash and cash equivalent holdings of $322,997 at December 31, 2002. The decrease is attributable to payment of cash distribution to shareholders and capital expenditures made by the Company during the first nine months of 2003. Available for sale marketable securities increased to $1,339,008 compared to $1,337,668 at December 31, 2002. Certain components of investments held by the Company, if sold as of September 30, 2003, would have presented a realized gain net of tax of $2,874, compared with a potential loss net of tax, of $4,182 as of December 31, 2002. The contingency for these items is reflected in the Balance Sheet as Accumulated other comprehensive gain (loss), and the Statement of Comprehensive Income, respectively, as of September 30, 2003.

Accounts receivable decreased to $286,487 as of September 30, 2003, from December 31, 2002 levels of $302,269. Inventory decreased to $530,072 at September 30, 2003, from December 31, 2002 levels of $569,424, due to increased product sales and production cycle differences, when compared with year-end 2002. The Company's fixed assets, net of depreciation, increased to $234,722 as of September 30, 2003, from December 31, 2002 levels of $159,182 due to capital expenditures of $109,900 for development related software and production equipment, and being offset by depreciation of $33,118, and loss on asset disposition of $1,245.

As of September 30, 2003, the Company’s trade accounts payable balance was $100,023 as compared with $38,855 at December 31, 2002, and reflects amounts owed for purchases of inventory items, contracted services and capital expenditures. Refundable deposit liability was $6,412 for the quarter ended September 30, 2003, and reflects prepaid amounts for ongoing MDCS projects.

It is Management’s opinion the Company’s cash, cash equivalent reserves, and working capital at September 30, 2003 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

PART II

OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)	Reports on Form 8-K

Form 8-K dated February 21, 2003 is incorporated herein by reference.
Form 8-K dated June 5, 2003 is incorporated herein by reference.
Exhibit Number	Notes to Financial Statements
4.	Instruments defining the Rights of Security Holders including indentures.

Form 8-K dated February 21, 2003 is incorporated herein by reference.

11.	Statement Re: computation of per share earnings.

Note 3 to Financial Statements
Exhibit 99	Exhibit 99.5 – Certification of CEO Exhibit 99.6 – Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 12, 2003	/s/ TOM L KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

Date: November 12, 2003	/s/ JON CORREIO
Name: Jon Correio
Title: Vice President, Finance & Administration
(Principal Financial Officer)