Form 10QSB/A
period 2003-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2003-12-03
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB
Amendment #1

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

PART II

OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Notes to Financial Statements

Note 3 to Financial Statements
Exhibit 99	Exhibit 99.7 – Certification Pursuant to Section 906 (CEO)-(Inadvertantly omitted from original filing)
Exhibit 99.8 – Certification Pursuant to Section 906 (CEO)-(Inadvertantly omitted from original filing)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: December 3, 2003	/s/ TOM L KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

Date: December 3, 2003	/s/ JON CORREIO
Name: Jon Correio
Title: Vice President, Finance & Administration
(Principal Financial Officer)