Form 10KSB
period 2003-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2004-03-29
CIK 752294

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ] Not applicable [ ]

State issuer's revenues for its most recent fiscal year. $2,244,047

On February 20, 2004 the aggregate market value, based on the asked price, of the voting stock held by nonaffiliates of the registrant was $3,246,039.

The number of shares outstanding of the registrant's common stock as of February 20, 2004:  5,098,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  (1) Form S-18, effective Nov. 5, 1984, Commission File No. 2-92949-S; (2) Form 8-K, filed March 15, 1985, Commission File No. 2-92949-S; Form 8-A, Commission File No. 000-27793, dated October 25, 1999; Forms 8-K dated June 5, 1997, June 4, 1998, June 11, 1999, February 11, 2000, February 9, 2001, February 15, 2002, February 21, 2003 and February 20, 2004.

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

BUSINESS

Electronic Systems Technology, Inc. ("EST" or the "Company") specializes in the manufacturing and development of wireless modem products. The Company uses research and development, manufacturing, and marketing efforts to produce and market the Company’s line of ESTeem (TM) Wireless Modem products and accessories. The Company offers products providing innovative communication solutions for applications not served by existing conventional communication systems. The Company’s products are offered in markets for process automation in commercial, industrial, and government arenas both domestically and internationally, as well as domestic markets for public safety communications infrastructure, primarily used by police and fire departments. The Company’s products are marketed through direct sales, sales representatives, and domestic and foreign resellers.

The Company was incorporated in the State of Washington in February 1984, and was granted a U.S. Patent for the "Wireless Computer Modem" in May 1987, and Canadian patent in October 1988. In the past three years, the Company has continued improvement of its products to incorporate the latest technology and respond to customer needs and market opportunities. The Company’s development efforts during 2003 were concentrated on development and enhancement of the ESTeem 192E Ethernet based radio frequency modem, and initial development of the ESTeem 195E Series product line. The Model 195E Series products are multi-protocol, Ethernet based, spread spectrum nonlicensed radio frequency modems, with a physically reduced footprint and higher RF data rates. The first of the 195E Series products are scheduled for release during the first half of 2004. The Company also developed; type accepted and released the ESTeem 192CHP series of high power, licensed frequency radio modems during 2003. In an effort to continually expand its customer base, particularly in the industrial control arena, the Company continues efforts to team with all major programmable logic controller (PLC) hardware vendors. The Company has also been involved from time to time as a hardware provider for Government programs, where the Company’s products have been used in watershed management, aircraft maintenance, airfield lighting and resource management applications. During 2003, the Company continued marketing the ESTeem products for use in foreign and domestic Supervisory Control and Data Acquisition (SCADA), Industrial Automation, and Government marketplaces, as well as mobile data terminal applications for public safety entities.

PRODUCTS AND MARKETS

The Company’s ESTeem wireless modem product lines provides wireless communication links between computers, peripherals, and instrumentation controls using radio frequency waves. The proliferation of computer applications in business, industry and public service has created a dynamic environment of automation and networking, requiring constantly growing amounts of data transfer. Prior to the invention of the ESTeem modem, the majority of data transfers used telephone modems or direct cable connections, both of which have costly side effects. Telephone modems have a potentially expensive monthly charge for the use of telephone lines, and direct cable connections can have installation costs as much or more than the cost of the communication system. ESTeem wireless modem products provide a "Wireless Solution" by eliminating the need for conventional hardwiring and leased phone lines.

All of the ESTeem models ("ESTeems") come with industry standard asynchronous or Ethernet communications ports, giving users new dimensions to "Local Area Networking". ESTeem modems work on a packet burst communications concept. Packet systems, whether hardwired or radio, share the same principle of operation: data is taken from RS-232C, RS-422, RS-485 asynchronous or Ethernet ports and is transmitted in "Electronic Packets". Once a packet of data is formed, the packet is transmitted in a "burst," from one ESTeem modem to another ESTeem modem, hence the term "packet burst communications." Internal Digi-Repeater features allow the user to increase operating range by relaying transmission through multiple ESTeems to reach a destination ESTeem. An ESTeem can operate as an operating node, a repeater node, or both simultaneously, for added flexibility. Secure data communication is provided in the ESTeem products through use of proprietary technology and industry standard techniques.

PRODUCT APPLICATIONS

Some of the major applications and/or industries for which the ESTeem products are being utilized are as follows:

Water/Waste Water Industry	Overhead Crane Control
Industrial Automation	Shop Floor Manufacturing
Remote Data Acquisition (SCADA)	Intra-Office/Building Computer Networking
Law Enforcement/Public Safety

Power Utility	Federal
Oil/Gas Pipeline	Ground Mobile Communications
Material Handling	Ship to Shore Communications
Flight Line Maintenance

PRODUCT LINES

Licensed Narrow Band Products

The Company’s licensed, narrow band packet burst radio modems are typically used for foreign and domestic commercial, industrial, federal, and public safety applications. Typical indoor and outdoor fixed base and mobile applications include point to point as well as point to multi-point digital data networking. The distance is dependent on the product chosen as shown in the table below. Using the internal digi-repeater feature in each radio modem can increase the Line-of-Sight (LOS) distances shown below for each product type.

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface
192C	Narrow Band Licensed	450 to 470	1 to 5	19.2 K	15	RS-232/422/485
192CHP	Narrow Band Licensed	450 to 470	10, 20, or 30	19.2 K	40-70	RS-232/422/485
192F	Narrow Band Licensed	400 to 420	1 to 5	19.2 K	15	RS-232/422/485
192M	Narrow Band Licensed	150 to 174	1 to 5	19.2 K	15	RS-232/422/485
192MHP	Narrow Band Licensed	150 to 174	10, 20, or 30	19.2 K	40-70	RS-232/422/485
192V	Narrow Band Licensed	72 to 79	1	19.2 K	5	RS-232/422/485

Unlicensed Spread Spectrum Products

The Model 192S is a low cost unlicensed direct sequence spread spectrum transceiver for foreign and domestic commercial and industrial applications operating in the 2.4 GHz spectrum. Typical indoor and outdoor applications include point to point and point to multi-point digital data networking for distances to approximately 10 miles line-of-sight without the use of the digi-repeater option.

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface
192S	Unlicensed	2400	.5 or 1	171K	10	RS-232/422/485

Unlicensed Ethernet Spread Spectrum Products

The Company’s Ethernet radios are a high performance, direct sequence spread spectrum transceiver employing the industry standard, 10baseT, 802.11b Ethernet connectivity for commercial, industrial, federal, and public safety applications operating in the unlicensed 2.4 GHz spectrum with data transfer rates of up to 11 Mbps. Typical installations include data rate critical, point to point, point to multi-point, and "last-mile" bridge digital data networking and mobile applications for distances to approximately 5 to 7 miles line-of-sight without the use of the digi-repeater option. Their high data capability allows these products to be used in Video and Voice over IP applications.

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface (10baseT)
192E	Unlicensed	2400	1	11 M	5-7	Ethernet
WLANC11	Unlicensed	2400	0.2	11 M	300-3000 ft.	Ethernet

ADDITIONAL PRODUCTS AND SERVICES

The Company offers various accessories to support the ESTeem products. Accessories are purchased from other manufacturers and resold by EST to support the application of ESTeem modems. Antennas, power supplies and cable assemblies are examples of such items. The Company provides direct services to customers, such as repair and upgrade of ESTeem products. To assist in the application of ESTeem wireless modems, the Company also provides professional services, site survey testing, system start-up, and custom engineering services.

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology. This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive. Research and Development expenditures for new product development and improvements of existing products by the Company for 2003 and 2002 were $239,446 and $167,522, respectively. None of the Company’s research and development expenses were paid directly by any of the Company’s customers. During 2003, the Company contracted and will continue to contract, with independent, nonaffiliated, engineering companies specializing in radio design, when such expertise was required.

The Company’s development efforts during 2003 were concentrated on development and enhancement of the ESTeem 192E Ethernet based radio frequency modem, as well as initial development of the ESTeem 195E Series product line. The Model 195E Series of multi-protocol, Ethernet based, spread spectrum nonlicensed radio frequency modems, have a physically reduced footprint and higher RF data rates. The first of the Model 195E Series products are scheduled for release during the first half of 2004. The Company also developed, type accepted, and released the ESTeem 192CHP series of high power, licensed frequency radio modems during 2003. The Company plans continued research and development expenditures and to undertake new development and improvement projects, as they become necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2003 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem products. During 2003, approximately sixty percent of the Company’s products were distributed through resellers and forty percent through direct sales. Direct sales increased during 2003 due to an increase in sales to Public Safety entities representing 21% of sales revenues during 2003. Customers generally place orders on an "as needed basis". Shipping dates for products are generally 5 to 10 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications. As of December 31, 2003, the Company had a backlog of $136,767 in sales orders.

During 2003, the Company continued to advertise in trade publications specifically targeted at users of control, instrumentation, and automation systems, as well as domestic public safety entities. The Company’s advertising targeted potential customers using Programmable Logic Controllers (PLCs). There are approximately twenty-five major PLC manufacturers worldwide. The Company has increased attendance at tradeshows specifically targeted toward the customers and markets in which it sells products. The Company employs sales managers to concentrate marketing and sales efforts in both the Latin American industrial automation and Mobile Data Computers for public safety markets. For 2004, the Company intends to continue strategies targeting existing markets of industrial controls and Mobile Data Computers for public safety networks. The Company maintains an Internet web site to provide access to product and technical information for both present and potential customers of the Company’s products. Due to the variable configuration possibilities of the Company’s products, and existing distributor relationships, the Company has not implemented an electronic commerce internet website. The Company provides technical support and service for ESTeem products through phone support, field technicians and internet sources. The Company believes high quality customer and technical support is necessary and vital to its business and the markets in which it competes. To maintain this high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

The Company is continuing marketing activities directed towards all branches of the U.S. Government. In the past, the Company’s products have been included in projects for water-shed management, aircraft maintenance, airfield lighting, and resource management for U.S. Government entities. The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract expires during February 2009.

For the year ended December 31, 2003, no sales to a single customer comprised 10% or more of total product sales as of December 31, 2003. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

COMPETITION

The Company’s competition varies according to the market in which the Company's products are competing. All of the markets in which the Company’s products are sold are highly competitive. Listed below are the markets the Company’s products compete in and major competitors in those markets:

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

Management believes the ESTeem products compete favorably in the market because of performance, price, and adaptability of the products to a wide range of applications. The Company's major limitation in competing with other manufacturers is its limited marketing budget, which currently limits the Company’s nationwide advertising and sales force presence.

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

EST was granted a United States patent in 1987 for a "Wireless Computer Modem". In 1988, EST was granted a Canadian Patent for a "Wireless Computer Modem". Both patents have lives of 17 years. The Company’s rights to the ESTeem Wireless Modem trademark, in uninterrupted use by the Company since 1985, lapsed with the U.S. Patent and Trademark Office. The Company has reapplied for the applicable trademarks, which are currently published for comment with the U.S. Patent and Trademark Office, with final status pending at the time of this report. To protect the Company against unauthorized disclosure of proprietary information belonging to the Company, all employees, dealers, distributors, original equipment manufacturers, sales representatives and other persons having access to confidential information regarding Company products or technology are bound by non-disclosure agreements.

GOVERNMENT REGULATION

For operation in the United States, the ESTeem Radio Modems require Federal Communications Commission (FCC) Type Acceptance. The FCC Type Acceptance is granted for devices, which demonstrate operation within mandated, observed, and tested performance criteria. All of the Company’s products requiring FCC Type Acceptance have been granted such acceptance.

For operation in Canada, the ESTeem RF Modems require Industry Canada Type Acceptance. Industry Canada grants the Type Acceptance for devices demonstrating operation within performance criteria mandated, observed, and tested. All of the Company’s current ESTeem production models have been granted type acceptance in Canada.

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

At the time of this filing the Company is unaware of any existing or proposed FCC regulation that would have a materially adverse effect on the Company’s operations, but there can be no assurance that future FCC regulations will not have materially adverse effects on the operations of the Company.

SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of the ESTeem products from sole suppliers. Components manufactured by Intersil, Motorola Corporation, Mitsubishi, Murata Corporation, Temex and Toko America Inc. as purchased through a number of distributors, supply key components for the Company’s products. The components provided by these companies could be replaced or substituted by other products, if it became necessary to do so. If this action became necessary, a material interruption of production and/or material cost expenditures, for example involved with locating and qualifying replacement components, could take place.

Approximately 25% of the Company’s inventory at December 31, 2003 consisted of parts having lead times ranging from 12 to 32 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value. Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production. However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones and paging devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however this cannot be guaranteed in the future and if shortages were to occur, material interruption of production and consequently product delivery to customers could occur.

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

EMPLOYEES

As of December 31, 2003, the Company employed a staff of 14 persons on a full time basis, 3 in marketing, 2 in technical support, 8 in engineering/manufacturing, and 1 in finance and administration. The Company’s operations are dependent upon key members of its engineering and management personnel. In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized. The Company employs part-time labor on an "as needed" basis, usually in engineering/manufacturing. At year-end 2003 the Company employed 3 part-time employees. None of the Company’s employees are represented by a labor union and the Company believes it has good relations with its employees.

ITEM 2.

PROPERTIES

EST does not own any real property, plants, mines, or any other materially important physical properties. The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Kennewick, Washington. The Company leases its office and laboratory space by a lease agreement with The Port of Kennewick in Kennewick, Washington for approximately 6,275 square feet of office and laboratory space. As of January 2, 2004, the total monthly lease cost is $2,600.04, including a leasehold tax of $285.96. The lease covers a period of three years, expiring October, 2005.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2003 fiscal year.

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

	Bid		Ask
	High	Low	High	Low
Fiscal year ended December 31, 2003
First Quarter	0.37	0.34	0.43	0.34
Second Quarter	0.51	0.29	0.60	0.30
Third Quarter	0.51	0.36	0.57	0.36
Fourth Quarter	0.56	0.37	0.62	0.37

Fiscal year ended December 31, 2002
First Quarter	0.38	0.32	0.51	0.32
Second Quarter	0.37	0.33	0.50	0.33
Third Quarter	0.37	0.33	0.40	0.33
Fourth Quarter	0.37	0.26	0.51	0.26

The above data was compiled from information obtained from the Pink Sheets LLC, OTC Market Report daily quotation service.

The number of record holders of common stock of the Registrant as of January 9, 2004 was 542 persons/entities.

Electronic Systems Technology Inc. paid non-cumulative, cash distributions on July 9, 1999, July 9, 1998 and July 11, 1997, respectively, each equivalent to $0.01 per outstanding share. The Company also paid a non-cumulative cash distribution on July 16, 2003, equivalent to $0.015 per outstanding share. The Company’s Forms 8-K dated June 6, 2003, June 11, 1999, June 4, 1998 and June 5, 1997, as filed with the Securities and Exchange Commission are included herein by reference. Dividends undertaken by the Company will be solely at the discretion of the Board of Directors.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to be read in conjunction the Company’s audited financial statements the integral notes thereto. The following statements may be forward-looking in nature and actual results may differ materially.

RESULTS OF OPERATIONS

GENERAL: The Company specializes in the manufacturing and development of wireless modem products. The Company offers a product line which provide innovative communication solutions for applications not served by existing conventional communication systems. The Company offers product lines in markets for process automation in commercial, industrial and government arenas domestically, as well as internationally, and domestically to public safety entities for mobile data computer terminal (MDC) applications. The Company markets its products through direct sales, sales representatives, and domestic, as well as foreign, resellers. Operations of the Company are sustained solely from revenues received through sales of its products and services.

FISCAL YEAR 2003 vs. FISCAL YEAR 2002

GROSS REVENUES: Total revenues for the fiscal year 2003 were $2,244,047 reflecting a 7% increase from $2,092,865 gross revenues for fiscal year 2002. The increase in total revenues is the result of increased product sales revenues in the domestic, industrial automation market segment during 2003. Product sales increased to $2,064,628 in 2003, as compared to 2002 sales of $1,932,648. Management believes the increase in sales of the Company’s products were the result of continued marketing efforts on the part of the Company, including increased attendance at regional tradeshows for both industrial automation and MDC marketplaces, and increased salesperson activity. Management intends to sustain or increase the Company’s marketing efforts in 2004, but cannot guarantee that sales revenues for 2004 will increase or remain at the same level as experienced during 2003 due to the highly competitive markets in which the Company markets products and services.

Interest and investment revenues decreased from 2002 levels of $37,051, to 2003 levels of $31,873 due to decreased rates of return received on the Company’s investments. Engineering Services revenues during 2003 increased to $145,213 from 2002 levels of $117,573 due to increased requests for the Company’s engineering services, particularly MDC projects, when compared with 2002.

In 2003, a majority of the Company's domestic sales were for industrial automation applications. An example of an industrial automation application is a municipal water treatment operation. It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future. The Company’s domestic sales were augmented by sales of the Company’s products for MDC systems to public entities, which accounted for 21% of the Company’s domestic sales during 2003. An example of an MDC system for a public entity is a local area network (LAN), between police department computer dispatch centers and individual police vehicles. Management believes future federal funding of MDC projects cannot be guaranteed and therefore MDC projects involving the Company’s products become very difficult to predict.

During 2003, the Company had $369,047 in foreign export sales, amounting to 17% of gross product and service revenues for the year, compared with foreign export sales of $335,706 or 16% of gross product and service revenues for 2002. The increase in foreign sales was due to increased sales volumes for industrial automation projects in India and Latin America. Products purchased by foreign customers were used primarily for use in industrial automation. Management believes the majority of foreign export sales are the results of the Company’s Latin American sales manager, EST foreign distributor efforts, and the Company’s Internet website presence. The geographic compositions of the Company’s foreign export sales for 2003 and 2002 are shown in Note 13 to the Financial Statements.

In 2003, products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $19,828 or 1%, of gross product and service revenues as compared with 2002 levels of $148,177 or 7%, of gross product and service revenues. During 2003, products purchased by the U.S. Government or U.S. Government contractors were used primarily for airport lighting applications. The comparative decrease in 2003 U.S. Government sales revenues reflects a continuing trend of declining U.S. Government Sales. 2002 U.S. Government sales included sales for a large water control project. Management believes U.S. Government sales will remain static or decrease during 2004 due to a lack of U.S. Government funding for, or discontinuance of, programs using the Company’s products. Due to the uncertain nature of U.S. Government purchasing, planning of revenues to be received from U.S. Government is very difficult to predict. The Company has made specific marketing contacts regarding the possibility of use of the Company’s products for Homeland Security communication projects, however at the time of this report, no sales have been forthcoming from these efforts.

As of December 31, 2003, the Company had a backlog of $136,767 in sales orders. The Company’s customers generally place orders on an "as needed basis". Shipment for the Company’s products is generally made within 5 to 10 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES: Cost of Sales, as a percentage of gross sales, was 45% for both 2003 and 2002.

INVENTORY: The Company's year-end inventory values for 2003 and 2002 were as follows:

	2003	2002
Parts	$232,801	$359,915
Work in Progress	86,928	0
Finished goods	192,243	209,509
TOTAL	$511,972	$569,424

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time, meet production and delivery requirements. Approximately 25% of the Company’s inventory at December 31, 2003 consisted of parts having lead times ranging from 12 to 32 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value. Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production. However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones and paging devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however this cannot be guaranteed in the future and if shortages were to occur, material interruption of production and consequently product delivery to customers could occur. Inventory levels decreased between December 31, 2002 and December 31, 2003, due to a combination of increased sales of the Company’s products on a whole during 2003, and reduced levels of purchases of material by the Company at year-end 2003 when compared with the same period of 2002.

For year-end 2003, purchases and costs allocated to cost of goods sold were $880,909 as compared to $907,087 in 2002. The decrease in purchases and allocated costs is the result of decreased purchases at year-end, combined with reduced inventory on hand, when compared with year-end 2002.

OPERATING EXPENSES: Operating expenses increased to $1,006,674 in 2003, from 2002 levels of $788,631. Material changes in expenses are comprised of the following components: Sales Commissions increased to $22,147 in 2003 from 2002 levels of $1,749 due to increased commissions paid to Indian resellers of the Company’s products during 2003. Depreciation expense increased during 2003 to $49,207 from 2002 levels of $40,869 due to increased depreciable assets when compared with 2002. Professional services increased to $67,112 from 2002 levels of $59,462 due to increased professional fees for reapplication of the Company’s trademarks, and increased audit fees. Trade show expenses increased during 2003 to $40,851 from 2002 levels of $36,578 due to increased shows attended by the Company when compared with 2002. Travel expenses increased to $83,498 for 2003, compared to $81,023 for 2002, due to increased marketing and engineering service related travel expenses during 2003.

Salaries increased to $783,991 in 2003, from 2002 levels of $597,562, due to higher wages paid to an increased number of Company employees during 2003 when compared with 2002. The Company also paid salary bonuses during 2003 for 2002 net income performance, as well as accruing salary bonus expense for 2003 net income performance, to be paid during 2004. The Company incurred bad debt expense of $3,047 during 2003 as compared with $18,334 during 2002.

FISCAL YEAR 2002 vs. FISCAL YEAR 2001

GROSS REVENUES: Total revenues for 2002 were $2,092,865 reflecting a 39% increase from $1,509,545 gross revenues for 2001. The increase in total revenues was the result of increased sales revenues for all sales segments, domestic, foreign and government for the Company during 2002. Product sales increased to $1,932,648 in 2002, as compared to 2001 sales of $1,303,811. In management’s opinion, the increase in sales of the Company’s products were the result of increased marketing efforts on the part of the Company, specifically increased regional tradeshow attendance for both industrial automation and MDC marketplaces, and increased salesperson activity. Management intends to sustain or increase the Company’s marketing efforts in 2003, but believes that sales revenues for 2003 may be impacted by existing economic factors negatively effecting industrial automation projects involving the Company’s products and services.

Interest and investment revenues decreased from 2001 levels of $54,970, to 2002 levels of $37,051 due to decreased rates of return received on the Company’s investments. Engineering Services revenues during 2002 decreased to $117,573 from 2001 levels of $150,404 due to decreased scope and frequency of projects involving the Company’s engineering services when compared with 2001.

In 2002, a majority of the Company's domestic sales were for industrial automation applications. An example of an industrial automation application is a municipal water treatment operation. It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future. The Company’s domestic sales were augmented by sales of the Company’s products for mobile data computer systems to public entities, which accounted for 9% of the Company’s domestic sales during 2002. Management believes future federal funding of MDC projects cannot be guaranteed and therefore MDC projects involving the Company’s products become very difficult to predict.

During 2002, the Company had $335,706 in foreign export sales, amounting to 16% of gross product and service revenues for the year, compared with foreign export sales of $302,324 or 21% of gross product and service revenues for 2001. The increase in foreign sales was due to increased sales volumes for projects in Canada, and Latin America. Products purchased by foreign customers were used primarily for use in industrial automation projects. Management believes the majority of foreign export sales are the results of the Company’s Latin American sales manager, employed during the second half of 2002, EST distributor efforts, and the Company’s Internet website presence. The geographic composition of the Company’s foreign export sales for 2002 is shown in Note 13 to the Financial Statements.

In 2002, products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $148,177 or 7%, of gross product and service revenues as compared with 2001 levels of $29,343 or 2%, of gross product and service revenues. During 2002, products purchased by the U.S. Government were used primarily in water control applications. Management believes the increase in U.S. Government sales revenues during 2002 was the result a single large water control project, which varies from previous U.S. Government projects involving the Company’s products, specifically military related maintenance and logistics projects. Management believes that the increase in U.S. Government sales will not continue during 2003 primarily due to a lack of U.S. Government funding for, or discontinuance of, programs using the Company’s products.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in net income of $123,006 for 2003, decreased from net income of $213,576 for 2002. The decreased net income is the result of increased operating expenses, specifically wages, salaries and related taxes paid during 2003, when compared with 2002. At December 31, 2003, the Company's working capital was $2,355,418 compared with $2,351,155 at December 31, 2002. The Company’s operations rely solely on the income generated from sales. The Company's major capital resource requirements are maintaining inventory levels adequate for production and payment of employee salaries. Extended availability for components critical for production of the Company’s products, ranging from 12 to 32 weeks, require the Company to maintain high inventory levels. It is Management’s opinion that the Company’s working capital as of December 31, 2003 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2003 was 12.6:1 compared to 13.2:1 at December 31, 2002. The slight decrease in current asset ratio is the result of decreased inventory and accounts receivable assets and increased refundable deposits and accrued payroll when compared with year-end 2002.

The Company's cash resources at December 31, 2003, including cash and cash equivalent liquid assets, were $378,103 increased from cash resources of $322,997 at year end 2002. The increased in cash resources at year end is the result of refundable deposits received late in the fourth quarter for foreign sales orders to be shipped in early 2004. The Company maintains a brokerage account comprised of marketable securities investments, which is managed by a third-party investment management firm. As of December 31, 2003, the Company’s investments were valued at $1,341,491. At year-end 2003, certain components of investments held by the Company, if sold as of December 31, 2003, would have presented a realized loss, net of tax of $5,465. The contingency is shown in the Statement of Comprehensive Income (Loss) in the Company’s Financial Statements for December 31, 2003.

The Company's trade accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2003, were $284,972, compared to $302,269 at year end 2002. The decrease is the result of sales and collection timing differences between December 31, 2003 and December 31, 2002. Management believes that all of the Company’s accounts receivable as of December 31, 2003, are collectible.

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

Inventory level as of December 31, 2003, was $511,972, reflecting a decrease from December 31, 2002, levels of $569,424. The decrease in inventory is decreased purchases by the Company at year end and increased sales of the Company’s products during 2003.

The Company had capital expenditures during 2003 of $113,943 primarily for software and test equipment used for research and development and manufacturing of the Company’s products. The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture current and future products. As of December 31, 2003, the Company's current liabilities were $202,511, increased from 2002 year-end levels of $192,226. The increase is due to increases in accounts payable, refundable deposit and accrued payroll liabilities when compared with year-end 2002.

The Company’s operations were not adversely effected by inflation during 2003. No adverse affect is anticipated during 2004.

CONTROLS & PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to it by others within the Company, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2003; as well as term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/7/02 – 06/7/05	55	President of the Company
Melvin H. Brown	06/06/03 – 06/02/06	73	President of Manufacturing Services, Inc.
Robert Southworth	06/06/03 – 06/02/06	60	Patent Attorney, U.S. Dept. of Energy (retired)
Jon Correio	06/06/03 – 06/02/06	36	Vice President of Finance of the Company
John L. Schooley	06/01/01 – 06/01/04	65	President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2003 is comprised of Melvin H. Brown (Chairman), Robert Southworth and John Schooley. Mr. Brown is considered to be a non-independent member of the Audit Committee, however his serving as the Chairman of the Committee was deemed by the Board to be in the best interest of the Corporation due to Mr. Brown’s experience and familiarity with the Corporation. The Board of Directors has determined that none of the audit committee members can be classified as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. The Board of Directors does not contain a member that can be classified as an "audit committee financial expert" under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an "audit committee financial expert" is unlikely due to the high cost of such Director candidates.

Code of Ethics

The Board of Directors has not currently adopted a code of ethics at the time of this report. The Board of Directors is undertaking evaluation of a code of ethics and expects to finalize and adopt a code of ethics at the directors meeting to be convened prior to the Annual Shareholders meeting on June 4, 2004. Proper disclosure will be undertaken subsequent to adoption of a code of ethics by the Board of Directors.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2003; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
T. L. Kirchner	55	President	3 Years	02/10/84- Present
Jon Correio	36	Sec/Treas	3 Years	02/9/01- Present

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

ROBERT SOUTHWORTH. Mr. Southworth is a Director of the Company. Mr. Southworth is a recently retired Senior Patent Attorney with the U. S. Department of Energy in Richland, Washington. His primary duties with the Department of Energy were the preparation and prosecution of domestic and foreign patent applications in such fields as nuclear reactors, fuel reprocessing, waste management and energy related fields of solar, wind, and fossil fuels. Mr. Southworth does not serve as a director of any other company that is registered under the Securities Exchange Act

JON CORREIO. Mr. Correio is the Vice President of finance and administration, Secretary/Treasurer and a Director of the Company. During the last five years Mr. Correio has been a full time employee of the Company, whose primary duties are to oversee the finance and administration functions of the Company. Mr. Correio does not serve as a director for any other company registered under the Securities Exchange Act.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the year ended December 31, 2003, in the best knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

ITEM 10.

EXECUTIVE COMPENSATION

The Company’s named compensated executive officer is T.L. Kirchner, President and CEO. The Company had no other compensated executive officers as of December 31, 2003.

The information specified concerning the compensation of the named executive officers for each of the Registrant's last three completed fiscal years is provided in the following Summary Compensation Table:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)	Securities Options Underlying SARs (#)	LTIP Payouts ($)	All Other Compensation ($)(3)
T. L. Kirchner, President/CEO	2003	125,000	5,594	4,146	0	25,000	0	8,391
	2002	90,000	0	2,655	0	25,000	0	8,391
	2001	90,000	0	2,267	0	25,000	0	7,150

(1) Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus

(2) Other Annual Compensation includes Accrued Vacation Pay

(3)    All Other Compensation consists of premiums paid for Group Health Insurance and Key Man Insurance

(4)    Amounts do not reflect proceeds of $0.015 per share cash distribution received during 2003 totaling $6,052. Receipt of cash distribution was based solely on capacity as a shareholder.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2003 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	13.8%	0.40	2/20/06

(5) This table does not include Stock Options granted previously. Forms 8-K dated 2/9/01 and 02/15/02 respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2003 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2003, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address Of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	EDCO Partners LLLP 4605 Denice Drive Englewood CO 80111	415,015	8.14%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	7.9%
Common	Gerald R Hewitt 2046 Harris Ave Richland WA 99352	392,680	7.7%

(1) Under Rule 13d-3, issued by the Securities and Exchange Commission, a person is, in general, deemed to "Beneficially own" any shares if such person directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares (a) voting power, which includes the power to vote or to direct the voting of those shares and/or (b) investment power, which included the power to dispose, or to direct the disposition of those securities. The foregoing table gives effect to shares deemed beneficially owned under Rule 13d-3 based on the information supplied to the Company.  To the Knowledge for the Company, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 9, 2001, Options for 25,000 shares granted February 15, 2002 and Options for 25,000 shares granted February 21, 2003. Forms 8-K, dated February 9, 2001,February 15, 2002 and February 21, 2003, respectively, are incorporated herein by reference.

(3) Does not include options granted. See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 21, 2004, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

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

The information below does not include stock options granted in February 2004.

Recipients of Stock Options currently unexpired as of December 31, 2003 were as follows:

Name
	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-21-2003

David B. Strecker	15,000	0.40
Eric P. Marske	15,000	0.40
Jon A. Correio	25,000	0.40
Alan B. Cook	15,000	0.40
George Stoltz	5,000	0.40
Gary L. Schmitz	5,000	0.40
Melvin Brown	25,000	0.40
Tom Kirchner	25,000	0.40
Robert Southworth	25,000	0.40
John L. Schooley	25,000	0.40

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-15-2002

David B. Strecker	15,000	0.42
Eric P. Marske	15,000	0.42
Jon A. Correio	25,000	0.42
Alan B. Cook	15,000	0.42
George Stoltz	5,000	0.42
Gary L. Schmitz	5,000	0.42
Melvin Brown	25,000	0.42
Tom Kirchner	25,000	0.42
Robert Southworth	25,000	0.42
John L. Schooley	25,000	0.42
Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-9-2001

David B. Strecker	15,000	0.44
Eric P. Marske	15,000	0.44
Jon A. Correio	15,000	0.44
Alan B. Cook	15,000	0.44
George Stoltz	5,000	0.44
Gary L. Schmitz	5,000	0.44
Melvin Brown	25,000	0.44
Tom Kirchner	25,000	0.44
Robert Southworth	25,000	0.44
John L. Schooley	25,000	0.44

Stock options must be exercised within 90 days after termination of employment/board membership. During 2003, 185,000 options expired, 180,000 shares were granted and no shares under option were exercised. At December 31, 2003 there were 530,000 shares reserved for future exercise.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During fiscal year 2003, the Company contracted for services from Manufacturing Services, Inc. in the amount of $125,097. Manufacturing Services, Inc. is owned and operated by Melvin H. Brown, who is a Director of Electronic Systems Technology, Inc. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

PART IV

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits filed as part of the Company’s 10KSB report for 2003 are listed below. Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.
EXHIBIT NUMBER	DESCRIPTION
1

Report of Independent Certified Public Accountant
Financial Statements/Financial Statement Schedules
Balance Sheets
Statements of Income (Loss)
Statements of Comprehensive Income (Loss)
Statements of Changes in Stockholders Equity
Statements of Cash Flows
Notes to Financial Statements
Supplemental Schedules of Operating Expenses
Supplemental Schedules of Selected Financial Data

2	Reports on Form 8-K Form 8-K, dated February 20, 2004 is incorporated herein by reference.
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
Forms 8-K dated February 11, 2000, February 9, 2001, February 15, 2002 and February 21, 2003 are incorporated by reference.

11	Statement re-computation of per share earnings.
13	Annual report to security holders, Form 10-Q or quarterly report to security holders.	N/A
22	Published report regarding matters submitted to vote of security holders.	N/A
24	Consents of experts and counsel
31.1	CEO Certification
31.2	CFO Certification
32	Section 906 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T.L. KIRCHNER

T.L. Kirchner, Director/President
(Principal Executive Officer)

Date: March 24, 2004

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ T.L. KIRCHNER	Director/President	March 24, 2004
T.L. Kirchner

/s/ JON CORREIO	Director	March 24, 2004
Jon Correio

/s/ MELVIN BROWN	Director	March 24, 2004
Melvin H. Brown

/s/ ROBERT SOUTHWORTH	Director	March 24, 2004
Robert Southworth

/s/ JOHN L SCHOOLEY	Director	March 24, 2004
John L. Schooley