Form 10QSB
period 2004-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2004-05-13
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended:	March 31 2004
Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4
Kennewick WA 99336
(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

The number of shares outstanding of common stock as of March 31, 2004 was 5,098,667.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
SELECTED FINANCIAL DATA
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2004	Mar. 31, 2003
Sales	$ 619,569	$ 569,453
Other Revenues	$ 30,388	$ 48,373
Gross Profit	$ 366,810	$ 323,952

Net Income (Loss) Before Taxes	$ 104,844	$ 62,150
Net Income (Loss)	$ 69,112	$ 41,019

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.02	$ 0.01
Diluted	$ 0.02	$ 0.01

Earnings (Loss) Per Share
Basic	$ 0.01	$ 0.01
Diluted	$ 0.01	$ 0.01

Weighted Average Shares Outstanding (Basic)
Primary	5,641,704	5,627,571
Diluted	5,653,667	5,628,667

Total Assets	$ 2,815,144	$ 2,780,177

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,633,900	$ 2,562,153

Shareholders' Equity Per Share	$ 0.52	$ 0.50

Working Capital	$ 2,384,184	$ 2,357,940

Current Ratio	21.1:1	13.8:1

Equity To Total Assets	94%	92%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEET
(as prepared by Management)
(Unaudited)

	Mar. 31, 2004	Dec. 31 ,2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 441,294	$ 378,103
Available for sale marketable securities	1,350,187	1,341,491
Accounts Receivable, net of allowance for uncollectibles	265,240	284,972
Inventory	495,514	511,972
Prepaid Expenses	13,193	11,958
Prepaid Federal Income Taxes	--	29,433
Total Current Assets	$ 2,565,428	$ 2,557,929

PROPERTY & EQUIPMENT net of Depreciation of $434,893 at Mar. 31, 2004 and $420,337 at Dec. 31, 2003	208,694	222,674

OTHER ASSETS	26,422	27,486
Deferred Income Tax Benefit	14,600	14,600
TOTAL ASSETS	$ 2,815,144	$ 2,822,689

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 70,105	$ 44,848
Refundable Deposits	4,447	80,372
Federal Income Taxes Payable	8,236	--
Accrued Liabilities	39,056	52,203
Deferred Income	--	25,088
Total Current Liabilities	121,844	202,511

Deferred Income Taxes	59,400	59,400

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,098,667 Shares Issued And Outstanding	$ 5,099	$ 5,099
Additional Paid-in Capital	945,734	945,734
Retained Earnings	1,688,781	1,619,419
Accumulated other comprehensive loss	(5,714)	(9,474)
	$ 2,633,900	$ 2,560,778

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,815,144	$ 2,822,689

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF INCOME (LOSS)
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2004	Mar. 31, 2003

SALES	$ 619,569	$ 569,453
COST OF SALES
Beginning Inventory	511,972	569,424
Purchases and Allocated Costs	236,301	247,465
	$ 748,273	$ 816,889
Ending Inventory	495,514	571,388
Total Cost of Sales	$ 252,759	$ 245,501
Gross Profit	$ 366,810	$ 323,952

OPERATING EXPENSES
Finance/Administration	$ 62,417	$ 91,500
Research & Development	71,454	54,080
Marketing	104,555	116,034
Customer Service	34,428	18,175
Total Operating Expense	$ 272,854	$ 279,789
OPERATING INCOME (LOSS)	$ 93,956	$ 44,163

Other Income (expenses)
Interest/Investment Income	$ 3,239	$ 7,748
Uncollectible Accounts Recovered	2,178	--
Realized Loss on Marketable Securities	--	(2,334)
Management Fee, Marketable Securities	(2,320)	(2,052)
Loss on Asset Disposal	(4)	(1,245)
Engineering Services	24,971	40,625
Engineering Support	(17,176)	(24,755)
Net Other Income (expense)	$ 10,888	$ 17,987

NET INCOME (LOSS) BEFORE TAX	$ 104,844	$ 62,150
Provision For Income Tax	(35,732)	(21,131)
NET INCOME (LOSS)	$ 69,112	$ 41,019

Basic Earnings (Loss) Per Share Before Tax	$ 0.02	$ 0.01
Basic Earnings (Loss) Per Share After Tax	$ 0.01	$ 0.01

Diluted Earnings (Loss) Per Share Before Tax	$ 0.02	$ 0.01
Diluted Earnings (Loss) Per Share After Tax	$ 0.01	$ 0.01

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2004	Mar. 31, 2003
NET INCOME (LOSS)	$ 69,112	$ 41,019

OTHER COMPREHENSIVE LOSS:
Unrealized gain on securities arising during period (net of tax effect)	4,010	1,417
COMPREHENSIVE INCOME (LOSS)	$ 73,122	$42,436

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2004	Mar. 31, 2003

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ 69,112	$ 41,019
Noncash items included in income:
Depreciation	14,552	9,681
Amortization	1,064	1,101
Loss on Disposition of Assets	4	1,245
Loss on Marketable Securities	--	2,334
Provision for Federal Income Taxes	29,433	--

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	19,732	(14,984)
Marketable Securities Investments Purchased	(2,749)	(802,000)
Marketable Securities Investments Sold	--	803,666
Inventory	16,458	(1,964)
Prepaid Expenses	(1,235)	(546)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	12,110	93,403
Refundable Deposits	(75,925)	(15,356)
Accrued Federal Income Taxes	6,299	(83,463)
Deferred Income	(25,088)	--
	$ 63,767	$ 34,136
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Deposits applied to Property and Equipment	--	17,122
Additions To Property And Equipment	$ (576)	$ (34,660)
	$ (576)	$ (17,538)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
No Financing Activities Recorded	$ --	$ --

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	$ 63,191	$ 16,598
Cash and Equivalents At Beginning Of Period	378,103	322,997
Cash and Equivalents At Ending of Period	$ 441,294	$ 339,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	0	0
Federal Income Taxes	$ 0	$ 104,594

Cash and Equivalents:
Cash	$ 11,100	$ 10,136
Money Market Accounts	430,194	329,459
	$ 441,294	$ 339,595

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10QSB are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2004 and March 31, 2003. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2003 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 2004 and March 31, 2003 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	March 31 2004	December 31 2003
Parts	$ 302,956	$ 232,801
Work in progress	0	86,928
Finished goods	192,558	192,243
$ 495,514		$ 511,972

NOTE 3 - EARNINGS PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,641,704 and 5,627,571 for the quarters ended March 31, 2004 and 2003 respectively.

For the Quarter Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS Income available to common stockholders	$69,362	5,641,704	$0.01
Diluted EPS Income available to common stockholders + assumed conversions	$69,362	5,653,667	$0.01

NOTE 4 - STOCK OPTIONS

As of March 31, 2004, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 20, 2004, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 20, 2004 totaled 195,000 shares under option and have an exercise price of $0.80 per share. The options granted on February 20, 2004 may be exercised any time during the period from February 20, 2004 through February 19, 2007. The Company's Form 8-K dated February 20, 2004, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12 month period from March 31, 2003 to March 31, 2004, 170,000 shares under option expired, no shares under option were exercised, and 195,000 shares under option were granted. At March 31, 2004 there were 555,000 shares under option reserved for future exercises.

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

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

For the quarter ended March 31, 2004, the Company’s only item of other comprehensive income (loss) was unrealized gains on marketable securities investments, net of tax in the amount $4,010. During the quarter ended March 31, 2003, the only item of other comprehensive income (loss) was unrealized gains on marketable securities investments, net of tax in the amount of $1,417.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2004, services in the amount of $48,841 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of EST.

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2004. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES: Total revenues from the sale of EST products and services increased to $644,540 for the first quarter of 2004 as compared to $610,078 in the first quarter of 2003, an increase of 5%. Gross revenues increased to $649,956 for the quarter ending March 31, 2004, from $617,826 for the same quarter of 2003. In Management’s opinion, the increased product and service revenues is a continuation of strong domestic industrial automation sales, as the Company experienced throughout 2003. Management believes the increased sales revenues are the result of increased marketing efforts on the part of the Company during the last two years, particularly increased regional tradeshow attendance and salesperson activity. Management intends to sustain the increased marketing effort during 2004, but remains cautious that 2004 sales revenues may be impacted by potentially tenuous economic factors negatively effecting industrial automation projects involving the Company’s products and services.

The Company's revenues have historically fluctuated from quarter to quarter due to timing factors such as product shipments to customers, customer order placement, customer buying trends, and changes in the general economic environment. The procurement process regarding plant and project automation, or project development, which usually surrounds the decision to purchase ESTeem products can be lengthy. This procurement process may involve bid activities unrelated to the ESTeem products, such as additional systems and subcontract work, as well as capital budget considerations on the part of the customer. Because of the complexity of this procurement process, forecasts in regard to the Company's revenues are difficult to predict.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government sales. Domestic commercial sales increased to $560,666 in the first quarter of 2004 as compared to $484,017 for the first quarter of 2003. The foreign export sales decreased for the first quarter of 2004 to $83,712 as compared to the $126,061 in foreign sales in the same quarter of 2003. The decrease in foreign sales reflects a comparative decrease from the first quarter of 2003, a quarter which included sales for large industrial automation projects in India, Israel and Peru. The Company had U.S. Government sales of $162 for the first quarter of 2004 compared with no recorded sales in the first quarter of 2003.

Engineering services billed in the first quarter of 2004 decreased to $24,971 as compared with $40,625 for the same quarter of 2003. The decrease in engineering service revenues for the first quarter of 2004, is the result of a decreased number and size of engineering services undertaken by the Company during the first quarter of 2004, when compared with the same quarter of 2003. Management believes the reduction experienced in engineering support revenues is the result of increased sales of Ethernet based wireless modems, which have been requiring less preinstall, installation and project commissioning services, when compared with the Company’s licensed frequency radio modems. In Management’s opinion, this downward trend for engineering services may continue or accelerate as sales of the Company’s Ethernet based wireless modems increase. During the quarter ended March 31, 2004 sales to Consolidated Electrical Distributors (CED), a national distributor of the Company’s products consisted of 17% of the Company's sales and service revenues. No other sales to a single customer comprised 10% or more of the Company's product sales.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the first quarter of 2004 and 2003 are as follows:

For the first quarter of	2004	2003
Domestic Sales	87%	79%
U.S. Government Sales	Nil	--
Export Sales	13%	21%

A percentage breakdown of EST's product sales categories for the first quarter of 2004 and 2003 are as follows:

For the first quarter of	2004	2003
ESTeem Model 192 (Licensed and non-Ethernet Spread Spectrum Modems)	54%	44%
ESTeem Model 192E (Ethernet Modems)	23%	27%
ESTeem Accessories	18%	21%
Factory Services	1%	1%
Site Support	4%	7%

Sales include foreign export sales as follows:

Three Months Ended	March 31 2004	March 31 2003
Export sales	$ 83,712	$ 126,061
Percent of sales	13%	21%

The geographic distribution of foreign sales for the first quarter of 2004 and 2003 is as follows:

Percent of Foreign Sales	March 31 2004	March 31 2003
COUNTRY
Canada	41%	3%
Peru	23%	15%
Mexico	16%	--
Spain	10%	7%
China	4%	--
Indonesia	3%	--
India	2%	50%
Ecuador	1%	--
Israel	--	17%
Brazil	--	5%
Puerto Rico	--	3%

The majority of the Company's domestic and foreign sales for the first quarter of 2004 were used in industrial automation applications. It is Management’s opinion that the majority of foreign export applications will continue to be in industrial automation applications for the foreseeable future. Industrial Automation applications have historically been the majority of the Company’s domestic sales, which Management believes will continue for the foreseeable future, but will be augmented by sales of Mobile Data Computer Systems (MDCS) for public safety entities. During the first quarter of 2004, MDCS sales levels remained strong, accounting for 23% of the Company’s sales and service revenues, which included the recognition of $25,088 in deferred income following the completion of a project milestone for a MDCS project, not completed as of December 31, 2003. Management believes the MDCS sales increase may continue in the near term, however cannot be assured due to public safety entity purchases being linked to uncertain government funding.

BACKLOG:

As of March 31, 2004, the Company had a sales order backlog of $100,895. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 5 to 10 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:

Cost of sales percentages of gross sales for the first quarters of 2004 and 2003 were 41% and 43% of gross sales respectively. The cost of sales decrease for the first quarter of 2004 is the result of differences in product mix of the items sold during the quarter having decreased cost and/or increased profit margins, when compared with the same quarter of 2003.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2004 decreased $6,935 from first quarter of 2003 levels. The following is a delineation of operating expenses:

	March 31 2004	March 31 2003	Increase (Decrease)
Finance/Administration	$ 62,417	$ 91,500	$ (29,083)
Research/Development	71,454	54,080	17,374
Marketing	104,555	116,034	(11,479)
Customer Service	34,428	18,175	16,253
Total Operating Expenses	$272,854	$279,789	$ (6,935)

Finance and Administration: For the first quarter of 2004 Finance and Administration expenses decreased $29,083 to $62,417, when compared with the first quarter of 2003. The decrease is the result of salary bonuses for 2003 profitability performance being recognized as a liability for 2003. This change reduced first quarter 2004 salary expense when compared with 2003 when liability for salary bonuses was recognized in the first quarter of the year.

Research and Development: Research and Development expenses increased $17,374 to $71,454, during the first quarter of 2004, as compared with the same period in 2003. The increase in Research and Development costs is due to increased subcontracted engineering expertise and department related depreciation expenses for the first quarter of 2004, when compared with the same quarter of 2003.

Marketing: During the first quarter of 2004, marketing expenses decreased $11,479, to $104,555, when compared with the same period of 2003. The decrease is due to decreased marketing related travel expenses, and reduced sales commissions paid to foreign sales agents during the first quarter of 2004 when compared with the same period of 2003.

Customer Service: Customer service expenses increased $16,253, to $34,428 during the first quarter of 2004 due to both increased department wages, and a reduced amount of department wages being directly billed to customers as a source of revenue, when compared with the same quarter of 2003.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $3,239 in interest and dividend income during the quarter ending March 31, 2004. Sources of this income were money market accounts and marketable securities investments.

ENGINEERING SUPPORT:

Engineering support costs decreased to $17,176 as of March 31, 2004, as compared to $24,755 for the same period of 2004. The decrease in engineering support costs for the first quarter of 2004, is the result of decreased number and size of engineering services undertaken by the Company during the first quarter of 2004, when compared with the same quarter of 2003.

NET INCOME:

The Company had a net income of $69,112 for the first quarter of 2004 compared to net income of $41,019 for the same quarter of 2003. The increase in net income is the result of sales revenues and decreased operating expenses during the first quarter of 2004, when compared with the first quarter of 2003.

B. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2004 was 21.1:1 compared to 12.6:1 at December 31, 2003. The increase in current ratio is due to increased current assets, and decreased current liability items such as refundable deposits and deferred income, when compared with amounts at December 31, 2003.

For the quarter ending March 31, 2004, the Company had cash and cash equivalents of $441,294 as compared to cash and cash equivalent holdings of $378,103 at December 31, 2003. Available for sale marketable securities increased from December 31, 2003 amounts of 1,341,491, to $1,350,187 as of March 31, 2004 as the result of interest and dividend reinvestment and unrealized gains recorded during the first quarter of 2004. As of March 31, 2004, certain components of investments held by the Company, if sold as of March 31, 2004, would have presented a realized gain, net of tax of $4,010, compared with a potential loss of $5,465 as of December 31, 2003. The contingency for these items is reflected in the Balance Sheet as Accumulated Other Comprehensive Gain (Loss), and the Statement of Comprehensive Income, respectively, as of March 31, 2004.

Accounts receivable decreased to $265,240 as of March 31, 2004, from December 31, 2003 levels of $284,972, due to sales and collection cycle timing differences during the first quarter of 2004. Inventory decreased to $495,514 at March 31, 2004, from December 31, 2003 levels of $511,972. The Company's fixed assets, net of depreciation, decreased to $208,694 as of March 31, 2004 from December 31, 2003 levels of $222,674, due to depreciation of $14,552, and loss on asset disposition of $4. The Company’s capital expenditures for fixed assets during the first quarter of 2004 were minimal, however, Management foresees additional capital expenditures may be necessary during 2004 to support the production and sale of the Company’s products.

As of March 31, 2004, trade accounts payable balance was $70,105 as compared with $44,848 at December 31, 2003, and reflects amounts owed for purchases of inventory items and contracted services. The Company recorded refundable deposit liabilities of $4,447 for prepayment of foreign sales prior to shipment. Federal Income Taxes payable increased to $8,236 at March 31, 2004 from a Provision for Federal Income Taxes asset of $29,433 at December 31, 2003 as the result of the Company’s profitability during the first quarter of 2004. Deferred Income liability was reduced to $0 from $25,088 at December 31, 2003, following the completion of a project milestone for a MDCS project, not completed as of December 31, 2003. Accrued Liabilities as of March 31, 2004 were $39,056, compared with $52,203 at December 31, 2003, and reflects items such as accrued vacation benefits, payroll and state tax liabilities.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2004 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2004.

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

Form 8-K dated February 20, 2004 is incorporated herein by reference.

Exhibit Index	Reference Form 10-QSB

Exhibit Number	Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.

Form 8-K dated February 21, 2003 is incorporated herein by reference.
Form 8-K dated February 20, 2004 is incorporated herein by reference.

11. Statement Re: computation of per share earnings. Note 3 to Financial Statements.

31.1 CEO Certification

31.2 CFO Certification

32  Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T.L. KIRCHNER
Date: May 7, 2004	Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

By: /s/ JON CORREIO
Date: May 7, 2004	Name: Jon Correio
Title: Director/Secretary/Treasurer
(Principal Financial Officer)