Form 10QSB
period 2004-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2004-08-13
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended:	June 30 2004
Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4
Kennewick WA 99336

Registrant’s telephone number, including area code:	(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of common stock as of June 30, 2004 was 5,098,667.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)
(Unaudited)

Six Months Ended	June 30, 2004	June 30, 2003
Sales	$ 1,282,295	$ 910,912
Other Revenues	61,028	83,127
Gross Profit	764,160	507,439

Net Income (Loss) Before Taxes	223,759	15,695
Net Income (Loss) After Taxes	147,687	10,358

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.04	$ 0.00
Diluted	0.04	0.00

Earnings (Loss) Per Share After Taxes
Basic	$ 0.03	$ 0.00
Diluted	0.03	0.00

Weighted Average Shares Outstanding (Basic)
Primary	5,647,937	5,626,325
Diluted	5,653,667	5,628,667

Total Assets	$ 2,921,143	$ 2,660,728

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,651,964	$ 2,457,950

Shareholders' Equity Per Share	$ 0.52	$ 0.48

Working Capital	$ 2,457,490	$ 2,260,368

Current Ratio	12.7:1	12:1

Equity To Total Assets	91%	92%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
(as prepared by Management)
(Unaudited)

	June 30, 2004	Dec. 31, 2003
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 572,413	$ 378,103
Available for Sale Marketable Securities	1,345,886	1,341,491
Accounts Receivable, net of allowance for uncollectibles	249,144	284,972
Inventory	490,526	511,972
Prepaid Expenses	9,300	11,958
Prepaid Federal Income Taxes	--	29,433
Total Current Assets	2,667,269	2,557,929

PROPERTY & EQUIPMENT net of depreciation of $445,176 at June 30, 2004 and $420,337 at Dec. 31, 2003	232,522	222,674

OTHER ASSETS	6,752	27,486
Deferred Income Tax Benefit	14,600	14,600
TOTAL ASSETS	$ 2,921,143	$ 2,822,689

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	70,512	44,848
Refundable Deposits	2,792	80,372
Accrued Liabilities	41,689	52,203
Distributions Payable	50,987	--
Deferred Income	--	25,088
Federal Income Taxes Payable	43,799	--
Total Current Liabilities	209,779	202,511

Deferred Income Taxes	59,400	59,400

STOCKHOLDERS' EQUITYCommon Stock, $.001 Par Value50,000,000 Shares Authorized 5,098,667 Shares Issued And Outstanding	5,099	5,099
Additional Paid-in Capital	945,734	945,734
Retained Earnings	1,716,119	1,619,419
Accumulated other Comprehensive Gain (Loss)	(14,988)	(9,474)
	2,651,964	2,560,778

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,921,143	$ 2,822,689

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(as prepared by Management)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

SALES	$ 662,726	$ 341,460	$ 1,282,295	$ 910,912
COST OF SALES
Beginning Inventory	495,514	571,388	511,972	531,599
Purchases and Allocated Costs	260,388	170,004	496,689	455,294
	755,902	741,392	1,008,661	986,893
Ending Inventory	490,526	583,420	490,526	583,420
Total Cost of Sales	265,376	157,972	518,135	403,473
Gross Profit	397,350	183,488	764,160	507,439

OPERATING EXPENSES
Finance/Administration	51,257	47,296	113,675	138,797
Research & Development	80,273	52,394	151,727	106,473
Marketing	121,819	107,258	226,374	223,292
Customer Service	30,829	30,425	65,256	48,600
Total Operating Expenses	284,178	237,373	557,032	517,162
OPERATING INCOME (LOSS)	113,172	(53,885)	207,128	(9,723)

Other Income (expenses)
Interest/Investment Income	5,447	5,889	8,686	13,637
Uncollectible amount recovered	--	--	2,178	--
Realized Loss on Marketable Securities	--	--	--	(2,334)
Management Fee, Marketable Securities	(2,330)	(2,057)	(4,650)	(4,110)
Loss on Asset Disposal	--	--	(4)	(1,245)
Engineering Services	25,193	28,865	50,164	69,490
Engineering Support	(22,567)	(25,266)	(39,743)	(50,020)
Net Other Income (Expense)	5,743	7,431	16,631	25,418

NET INCOME (LOSS) BEFORE TAX	118,915	(46,454)	223,759	15,695
Provision For Income Tax	(40,340)	15,794	(76,072)	(5,337)

NET INCOME (LOSS)	$ 78,575	$ (30,660)	$ 147,687	$ 10,358

Basic Earnings (Loss) Per Share Before Tax	$ 0.02	$ (0.01)	$ 0.04	$ 0.00
Basic Earnings (Loss) Per Share After Tax	$ 0.01	$ (0.01)	$ 0.03	$ 0.00

Diluted Earnings (Loss) Per Share Before Tax	$ 0.02	$ (0.01)	$ 0.04	$ 0.00
Diluted Earnings (Loss) Per Share After Tax	$ 0.01	$ (0.01)	$ 0.03	$ 0.00

(See "Notes to Financial Statements")

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(as prepared by Management)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
NET INCOME (LOSS)	$ 78,575	$ (30,660)	$ 147,687	$ 10,358

OTHER COMPREHENSIVE GAIN (LOSS):
Unrealized gain (loss) on securities arising during period (net of tax effect)	(9,524)	1,938	(5,514)	2,874
COMPREHENSIVE INCOME (LOSS)	$ 69,051	$ (28,722)	$ 142,173	$ 13,232

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Six Months Ended	June 30, 2004	June 30, 2003
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$147,687	$10,359
Noncash items included in income:
Depreciation	24,836	20,550
Amortization	2,128	2,202
Loss on Disposition of Assets	4	1,245
Loss on Marketable Securities	--	2,334
Provision for Federal Income Taxes	29,433	(48,663)

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	35,828	132,870
Marketable Securities Investments Purchased	(12,749)	(804,058)
Marketable Securities Investments Sold	--	803,666
Inventory	21,446	(13,996)
Prepaid Expenses	2,658	775
Deferred Tax Asset	--	87

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	15,151	21,026
Refundable Deposits	(77,580)	(13,487)
Deferred Tax Liability	--	727
Accrued Federal Income Taxes	46,639	(104,594)
Deferred Income	(25,088)	--
	210,393	11,043
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Deposits applied to Property and Equipment	18,605	17,122
Additions To Property And Equipment	(34,688)	(38,754)
	(16,083)	(21,632)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
No Financing Activities Recorded	--	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	194,310	(10,589)
Cash And Cash Equivalents At Beginning Of Period	378,103	322,997
Cash And Cash Equivalents At Ending of Period	$ 572,413	$ 312,408

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 0	$ 131,594

Cash allocated for Cash Distribution	$ 50,987	$ 76,480

Cash And Cash Equivalents:
Cash	$ 11,100	$ 11,090
Money Market Accounts	561,313	301,318
	$ 572,413	$ 312,408

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10QSB are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six month periods ending June 30, 2004 and June 30, 2003. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2003 as filed with Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2004 and June 30, 2003, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	June 30 2004	December 31 2003
Parts	$294,065	$ 232,801
Work in progress	115,744	86,928
Finished goods	80,717	192,243
	$490,526	$ 511,972

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,647,937 and 5,626,325 for the six month periods ended June 30, 2004 and 2003 respectively. For net loss per share calculations, the nondiluted outstanding shares as of June 30, 2004, 5,098,667 shares, is used as a denominator, so as to avoid decreasing the net loss per share amount.

For the six months ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS Income available to common stockholders	$147,687	5,647,937	$0.03
Diluted EPS Income available to common stockholders + assumed conversions	$147,687	5,653,667	$0.03

NOTE 4 - STOCK OPTIONS

As of June 30, 2004, the Company had stock options outstanding, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 20, 2004, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 20, 2004 totaled 195,000 shares under option and have an exercise price of $0.80 per share. The options granted on February 20, 2004 may be exercised any time during the period from February 20, 2004 through February 19, 2007. The Company's Form 8-K dated February 20, 2004, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12-month period from June 30, 2003 to June 30, 2004, 170,000 shares under option expired, no shares under option were exercised, and 195,000 shares under option were granted. At June 30, 2004 there were 555,000 shares under option reserved for future exercises.

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

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

For the quarter ended June 30, 2004, the Company’s only item of other comprehensive income (loss) was unrealized losses on marketable securities investments, net of tax in the amount of $9,524 as a result of volatility in mutual fund investments held by the Company. During the second quarter of 2003, the only item of comprehensive income (loss) was unrealized gains on marketable securities investments, net of tax in the amount of $1,938.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the six-month period ended June 30, 2004, services in the amount of $55,646 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

NOTE 7 - CASH DISTRIBUTION

On June 4, 2004, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 25, 2004, of $0.01 per share of common stock, with a payable date of July 14, 2004. The payment of the cash distribution was completed by July 14, 2004. For the quarter ended June 30, 2004, the Company recognized a current liability in the amount of $50,987, reflecting the total dollar value of the cash distribution. The Company’s Form 8-K dated June 4, 2004, as filed with the Securities and Exchange Commission is included herein by reference.

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2004. The following statements may be forward looking in nature and actual results may differ materially.

A. Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem systems, accessories, and services increased to $687,919 for the second quarter of 2004, an increase of 86% when compared to $370,325 for the second quarter of 2003. Gross revenues increased to $693,366 for the quarter ended June 30, 2004, from $376,214 for the same quarter of 2003, reflecting an increase of 84%. Year to date sales increased to $1,282,295 as of June 30, 2004 as compared to $910,912 as of June 30, 2003, reflecting an increase of 40% for 2004. Year to date gross revenues increased to $1,343,323 as of June 30, 2004 as compared to $994,039 as of June 30, 2003, reflecting a year to date increase of 35%. The increase in revenues for the second quarter of 2004 is the result of increases in Foreign Industrial Automation and domestic Mobile Data Computer Systems (MDCS) product sales, when compared with the same quarter of 2003. Management believes the comparative increase in revenues is the result of increased marketing efforts by the Company in the Latin American industrial automation marketplace during the last 18 months. Management is encouraged by the quarterly market performance in Latin America, but remains cautious as volatility in economic conditions and reseller relationships in Latin America make sales and growth estimates difficult to predict.

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

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government sales. Domestic commercial sales increased to $454,272 in the second quarter of 2004, as compared to $315,334 for the second quarter of 2003, due to increased product sales for MDCS projects, when compared with the same quarter for 2003. Foreign export sales for the second quarter of 2004 increased to $232,156 as compared to the $54,856 in the same quarter of 2003. The increase in export sales is due to increased sales of the Company’s products for Industrial Automation projects in Mexico and Ecuador, which Management believes is the result of the Company’s increased marketing efforts in the Latin American region. U.S. Government sales increased slightly to $1,443 in the second quarter of 2004 when compared with second quarter 2003 U.S. Government sales of $135.

During the quarter ended June 30, 2004 material and services provided to Application Data Systems Inc (ADSI), a reseller of the Company’s MDCS products, accounted for 14% of the Company’s sales and service revenues. No other sales to a single customer comprised 10% or more of the Company’s product sales for the quarter ended June 30, 2004.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the second quarter of 2004 and 2003 are as follows:

For the second quarter of
	2004	2003
Domestic Sales	66%	85%
Export Sales	34%	15%
U.S. Government Sales	0%	0%

A percentage breakdown of EST's product sales categories for the second quarter of 2004 and 2003 are as follows:

For the second quarter of	2004	2003
ESTeem Model 192 (Licensed and non-Ethernet Spread Spectrum Modems	50%	53%
ESTeem Model 192E (Ethernet Modems)	28%	23%
ESTeem Accessories	16%	14%
Factory Services	2%	2%
Site Support	4%	8%

Sales for the second quarter of 2004 and 2003 include foreign export sales as follows:

Three Months Ended	June 30, 2004	June 30, 2003
Export sales	$ 232,156	$ 54,856
Percent of sales	34%	15%

The geographic distribution of foreign sales for the second quarter of 2004 and 2003 is as follows:

Percent of Foreign Sales
COUNTRY	June 30, 2004	June 30, 2003
Mexico	23%	3%
Ecuador	20%	4%
Canada	19%	19%
Croatia	14%	--
Taiwan	9%	--
Brazil	8%	Nil
Puerto Rico	4%	21%
Chile	2%	21%
Peru	Nil	--
Indonesia	Nil	9%
Australia	--	Nil
Colombia	--	15%
South Korea	--	2%
Venezuela	--	5%

The majority of the Company's domestic and foreign sales for the second quarter of 2004 were used in Industrial Automation applications. It is Management’s opinion that the majority of the Company’s sales will continue to be in Industrial Automation applications for the foreseeable future. Industrial Automation applications for the Company’s products will be augmented by sales of MDCS for public safety entities. During the second quarter of 2004, MDCS sales accounted for 26% of the Company’s sales and service revenues. Management believes MDCS sales may increase in the near term, however cannot be assured due to public safety entity purchases being linked to uncertain government funding.

Based on prior sales experience, the majority of U.S. Government purchases of the Company’s products are pursuant to the Company’s General Services Administration (GSA) contract. Management believes that although there was a slight increase in government sales, the trend is for decreased U.S. Government sales, which Management believes may continue for the foreseeable future. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

BACKLOG:

The Corporation had backlog of $107,000 as of June 30, 2004, primarily for foreign shipments awaiting prepayment, and ongoing MDCS projects. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 5 to 10 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarters of 2004 and 2003 was 40% and 46%, respectively. The cost of sales decrease for the second quarter of 2004 is the result of the types and quantities of products sold during the quarter providing increased profit margins and therefore a lower cost of sales for the products sold, when compared with the same quarter of 2003.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2004 increased $46,805 from the second quarter of 2003. The following is an outline of operating expenses:

For the quarter ended:	June 30, 2004	June 30, 2003	Increase (Decrease)
Finance/Administration	$ 51,257	$ 47,296	$ 3,961
Research/Development	80,273	52,394	27,879
Marketing	121,819	107,258	14,561
Customer Service	30,829	30,425	404
Total Operating Expenses	$ 284,178	$ 237,373	$ 46,805

FINANCE AND ADMINISTRATION:

During the second quarter of 2004, Finance and Administration expenses increased $3,961 from the same quarter of 2003. The increase is the result of increased department wages and payroll related taxes paid during the quarter and increased department specific travel expenses incurred when compared the same quarter of 2003.

RESEARCH AND DEVELOPMENT:

Research and Development expenses increased $27,879 during the second quarter of 2004, when compared with the same period in 2003. The increase is due to increased subcontracted engineering expertise and development material employed in the development of the ESTeem 195Eg Ethernet modem, as well as increased department related equipment depreciation costs, when compared with the same quarter of 2003.

MARKETING:

During the second quarter of 2004, marketing expenses increased $14,561 from the same period in 2003. The increase is the result of increased department salaries, travel expenses and advertising when compared with the same quarter of 2003.

CUSTOMER SERVICE:

Customer service expenses had a minor increase of $404 during the second quarter of 2004, when compared with the same quarter of 2003.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $5,447 in interest and dividend income during the quarter ended June 30, 2004. Sources of this income were money market accounts and marketable securities investments.

ENGINEERING SUPPORT:

Engineering support costs decreased to $22,567 for the quarter ended June 30, 2004, as compared to $25,266 for the same period of 2003. The Company had decreased engineering services revenues for the second quarter of 2004, which as a result the Company recognized reduced engineering support costs.

NET INCOME (LOSS):

The Company had net income of $78,575 for the second quarter of 2004, compared to a $30,660 net loss for the same quarter of 2003. The increased profitability is attributable to increased sales revenues and improved profit margins during the second quarter of 2004 when compared with the same of 2003.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2004 was 12.7:1 compared to 12.6:1 at December 31, 2003. For the quarter ending June 30, 2004, the Company had cash and cash equivalents of $572,413, compared to cash and cash equivalent holdings of $378,103 at December 31, 2003. Available for sale marketable securities increased to $1,345,886 compared to $1,341,491 at December 31, 2003. Certain components of investments held by the Company, if sold as of June 30, 2004, would have presented a realized loss net of tax of $14,988 as a result of volatility in mutual fund investments held by the Company, as compared with a potential loss net of tax, of $9,474 as of December 31, 2003. The contingency for these items is reflected in the Balance Sheet as Accumulated other comprehensive loss, and the Statement of Comprehensive Income, respectively, as of June 30, 2004.

Accounts receivable decreased to $249,144 as of June 30, 2004, from December 31, 2003 levels of $284,972, due to sales and collection differences during the second quarter of 2004, when compared with year-end 2003. Inventory decreased to $490,526 at June 30, 2004, from December 31, 2003 levels of $511,972. The Company's fixed assets, net of depreciation, increased to $232,522 as of June 30, 2004, from December 31, 2003 levels of $222,674, due to capital expenditures of $34,688 for fixed assets and being offset by depreciation of $24,836, and loss on asset disposition of $4. The Company’s capital expenditures for fixed assets were primarily production related equipment, development software and related computer upgrades. Management foresees additional capital expenditures may be necessary in 2004 to support the production and sale of the Company’s products.

As of June 30, 2004, the Company’s trade accounts payable balance was $70,512 as compared with $44,848 at December 31, 2003, and reflects amounts owed for inventory items and contracted services. Refundable deposit liability was $2,792 for the quarter ended June 30, 2004, and reflects prepaid foreign sales prior to shipment. Accrued liabilities as of June 30, 2004 were $41,689, compared with $52,203 at December 31, 2003, and reflect items such as accrued vacation benefits, accrued payroll tax and state excise tax liabilities. The Company announced a cash distribution, payable during July 2004 in the amount of $50,987, which has been recognized as a liability as of June 30, 2004. Federal Income Taxes payable increased to $43,799 as of June 30, 2004 a result of the Company’s year-to-date increased profitability.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2004 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2004.

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

PART II

OTHER INFORMATION

Item 4. Submission of Matters to the Securities Holders

At the Company's Annual Stockholder Meeting on June 4, 2004, in Kennewick, Washington the following items were voted on by the stockholders with the following outcomes:

Item #1 Election of Director:

John L. Schooley

Votes for: 4,058,544	Abstaining: 4,798

Item #2 Ratification of Moe O’Shaughnessy & Associates, P.S. as independent auditors and tax service provider for the Corporation for the fiscal year ending December 31, 2004.
Votes for: 4,041,742	Votes against: 16,100	Abstaining: 5,500

Item #3 Authorization of proxy to vote upon other matters as may properly come before the meeting. (No such issues were brought before the meeting)

Votes for: 4,018,396	Votes against: 24,784	Abstaining: 20,162

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

Form 8-K dated February 20, 2004 is incorporated herein by reference.

Form 8-K dated June 4, 2004 is incorporated herein by reference.

Exhibit Index Reference Form 10-QSB

Exhibit Number Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.

Form 8K dated February 20, 2004 is incorporated herein by reference

11. Statement Re: computation of per share earnings Note 3 to Financial Statements

31.1 CEO Certification

31.2 CFO Certification

32 Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: August 9, 2004	/s/ T.L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President (Principal Executive Officer)
Date: August 9, 2004	/s/ JON CORREIO
Name: Jon Correio
Title: Director/Secretary/Treasurer(Principal Financial Officer)