Form 10QSB
period 2004-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2004-11-12
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30 2004
Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4
Kennewick WA 99336

Registrant’s telephone number, including area code:	(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of common stock as of September 30, 2004 was 5,098,667.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)
(Unaudited)

SELECTED FINANCIAL DATA

Nine Months Ended	September 30, 2004	September 30, 2003
Sales	$ 1,711,303	$ 1,556,664
Other Revenues	95,502	99,859
Gross Profit	997,830	858,887

Net Income (Loss) Before Taxes	218,401	133,777
Net Income (Loss) After Taxes	144,151	88,293

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.04	$ 0.02
Diluted	0.04	0.02

Earnings (Loss) Per Share After Taxes
Basic	$ 0.03	$ 0.02
Diluted	0.03	0.02

Weighted Average Shares Outstanding
Primary	5,654,239	5,625,064
Diluted	5,653,667	5,628,667

Total Assets	$ 2,870,903	$ 2,704,981

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,651,522	$ 2,534,405

Shareholders' Equity Per Share	$ 0.52	$ 0.50

Working Capital	$ 2,472,977	$ 2,280,587

Current Ratio	16.5:1	14.4:1

Equity To Total Assets	92%	94%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

BALANCE SHEETS
(as prepared by Management)
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 424,467	$ 378,103
Available for Sale Marketable Securities	1,350,574	1,341,491
Accounts Receivable, Net of Allowance for Uncollectibles	243,289	284,972
Inventory	588,794	511,972
Prepaid Expenses	25,834	11,958
Prepaid Federal Income Taxes	--	29,433
Total Current Assets	2,632,958	2,557,929

PROPERTY & EQUIPMENT Net of Depreciation of $460,790 at September 30, 2004 and $420,337 at December 31, 2003	217,657	222,674

OTHER ASSETS	5,688	27,486
Deferred Income Tax Benefit	14,600	14,600
TOTAL ASSETS	$ 2,870,903	$ 2,822,689

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	47,894	44,848
Refundable Deposits	37,706	80,372
Accrued Liabilities	30,810	52,203
Deferred Income	--	25,088
Federal Income Taxes Payable	43,571	--
Total Current Liabilities	159,981	202,511

Deferred Income Taxes	59,400	59,400

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,098,667 Shares Issued And Outstanding	5,099	5,099
Additional Paid-in Capital	945,734	945,734
Retained Earnings	1,712,583	1,619,419
Accumulated Other Comprehensive Gain (Loss)	(11,894)	(9,474)
2,651,522		2,560,778

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,870,903	$ 2,822,689

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(as prepared by Management)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

SALES	$ 429,008	$ 645,752	$ 1,711,303	$ 1,556,664
COST OF SALES
Beginning Inventory	490,526	583,420	511,972	569,424
Purchases and Allocated Costs	293,606	240,956	790,295	658,425
	784,132	824,376	1,302,267	1,227,849
Ending Inventory	588,794	530,072	588,794	530,072
Total Cost of Sales	195,338	294,304	713,473	697,777
Gross Profit	233,670	351,448	997,830	858,887

OPERATING EXPENSES
Finance/Administration	40,379	40,769	154,053	179,565
Research & Development	85,858	72,691	237,586	179,164
Marketing	94,702	91,282	321,076	314,574
Customer Service	24,882	32,158	90,138	80,759
Total Operating Expense	245,821	236,900	802,853	754,062
OPERATING INCOME (LOSS)	(12,151)	114,548	194,977	104,825

Other Income (Expenses)
Interest/Investment Income	5,916	4,377	14,603	18,014
Realized Loss on Marketable Securities	--	--	--	(2,334)
Management Fee, Marketable Securities	(2,312)	(2,067)	(6,962)	(6,176)
Uncollectible Amounts Recovered	81	--	2,258	--
Loss on Asset Disposal	--	--	(4)	(1,245)
Engineering Services	28,477	12,355	78,641	81,845
Engineering Support	(25,369)	(11,132)	(65,112)	(61,152)
Net Other Income (Expense)	6,793	3,533	23,424	28,952

INCOME (LOSS) BEFORE TAX	(5,358)	118,081	218,401	133,777
Provision For Income Tax	1,822	(40,147)	(74,250)	(45,484)

NET INCOME (LOSS)	$ (3,536)	$ 77,934	$ 144,151	$ 88,293

Basic Earnings (Loss) Per Share Before Tax	$ (0.00)	$ 0.02	$ 0.04	$ 0.02
Basic Earnings (Loss) Per Share After Tax	$ (0.00)	$ 0.01	$ 0.03	$ 0.02

Diluted Earnings (Loss) Per Share Before Tax	$ (0.00)	$ 0.02	$ 0.04	$ 0.02
Diluted Earnings (Loss) Per Share After Tax	$ (0.00)	$ 0.01	$ 0.03	$ 0.02

(See "Notes to Financial Statements")

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(as prepared by Management)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
NET INCOME (LOSS)	$ (3,536)	$ 77,934	$ 144,151	$ 88,293

OTHER COMPREHENSIVE GAIN (LOSS):
Unrealized gain (loss) on securities arising during period (net of tax effect)	3,094	(1,479)	(2,420)	2,874
COMPREHENSIVE INCOME (LOSS)	$ (442)	$ 76,455	$ 141,731	$ 91,168

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Nine Months Ended	September 30, 2004	September 30, 2003

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$144,151	$88,293
Noncash items included in income:
Depreciation	40,450	33,118
Amortization	3,193	3,302
Loss on Disposition of Assets	4	1,245
Loss on Marketable Securities	--	2,334
Provision for Federal Income Taxes	29,433	(8,516)

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	41,683	15,782
Marketable Securities Investments Purchased	(12,749)	(802,000)
Marketable Securities Investments Sold	--	803,666
Inventory	(76,822)	39,352
Prepaid Expenses	(13,876)	(14,259)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(18,347)	65,682
Refundable Deposits	(42,666)	(15,346)
Accrued Federal Income Taxes	44,817	(104,594)
Deferred Income	(25,088)	--
114,182		108,059

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Deposits Applied to Property and Equipment	18,605	17,122
Additions To Property And Equipment	(35,436)	(109,900)
(16,831)		(92,778)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Cash Distribution Paid to Shareholders	(50,987)	(76,480)
(50,987)		(76,480)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,364	(61,199)
Cash And Cash Equivalents At Beginning Of Period	378,103	322,997
Cash And Cash Equivalents At Ending of Period	$ 424,467	$ 261,798

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 0	$ 131,594

Cash And Cash Equivalents:
Cash	$ 11,100	$ 11,100
Money Market Accounts	413,367	250,698
$ 424,467		$ 261,798

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10QSB are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2004 and September 30, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2003 as filed with Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 2004 and September 30, 2003, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

September 30 2004		December 31 2003
Parts	$320,511	$ 232,801
Work in progress	119,232	86,928
Finished goods	149,051	192,243
$588,794		$ 511,972

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,654,239 and 5,625,064 for the quarters ended September 30, 2004 and 2003 respectively. For the three month period ended September 30, 2004, loss per share was calculated using the outstanding shares figure of 5,098,667 as the weighted average shares outstanding figure would result in a loss per share calculation that is anti-dilutive.

For the Nine Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS Income available to common stockholders	$144,150	5,654,239	$0.03
Diluted EPS Income available to common stockholders + assumed conversions	$144,150	5,653,667	$0.03

NOTE 4 - STOCK OPTIONS

As of September 30, 2004, the Company had outstanding stock options that have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company. On February 20, 2004, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 20, 2004 totaled 195,000 shares under option and have an exercise price of $0.80 per share. The options granted on February 20, 2004 may be exercised any time during the period from February 20, 2004 through February 19, 2007. The Company's Form 8-K dated February 20, 2004, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12-month period from September 30, 2003 to September 30, 2004, 170,000 shares under option expired, no shares under option were exercised, and 195,000 shares under option were granted. At September 30, 2004 there were 555,000 shares under option reserved for future exercises.

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

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

For the first nine months of 2004, the Company’s only item of other comprehensive income (loss) was unrealized losses on marketable securities investments, net of tax in the amount $2,420. During the same period of 2003, the Company’s only item of other comprehensive income (loss) was unrealized gains on marketable securities investments, net of tax in the amount $2,874.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 2004 services in the amount of $116,619 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

NOTE 7 - CASH DISTRIBUTION

On June 4, 2004, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 25, 2004, of $0.01 per share of common stock, with a payable date of July 14, 2004. The payment of the cash distribution totaling $50,987 was completed by July 14, 2004. The Company’s Form 8-K dated June 4, 2004, as filed with the Securities and Exchange Commission is included herein by reference.

ITEM II

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the company’s unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2004. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem systems, accessories, and services decreased to $457,484 for the third quarter of 2004 as compared to $658,107 in the third quarter of 2003, reflecting a decrease of 30% from the previous years quarter. Gross revenues decreased to $463,482 for the quarter ending September 30, 2004, from $662,485 for the third quarter of 2003, also reflecting a decrease of 30% from the previous year. Management believes the sales revenue decrease is due to decreases in both domestic and foreign export Industrial Automation product sales when compared with the same quarter of 2003. Management believes the reduction in foreign export sales is the result of the strong third quarter 2003 sales to Croatia, which did not recur during 2004, and a comparative decrease in sales to Latin America. Management believes that domestic sales have been impacted by customers delaying purchases of the Company’s existing products, pending the release of the Company’s new ESTeem 195Eg Ethernet modem, production of which had been delayed until the last quarter of 2004. Management feels this production delay had a negative impact on the sale of the Company’s existing products during the third quarter of 2004. Management is optimistic that ESTeem 195Eg product availability in the fourth quarter of 2004 will reverse this short term sales revenue decrease.

As of September 30, 2004, revenues from the sale of the Company’s products and services increased to $1,789,944 for the first nine months of 2004, as compared to $1,638,509 for the same period of 2003. The increase in revenues year-to-date, is the result of increased sales volumes for domestic and foreign Industrial Automation applications. Management believes this increase may continue in the near term, but will be negatively effected in the short term by differences in export sales cycles and delayed product availability as discussed above.

The Company's revenues have historically fluctuated from quarter to quarter due to factors such as customer order placement, product shipments to customers, customer buying trends, and changes in the general economic environment.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government Sales. Domestic commercial sales decreased to $362,217 in the third quarter of 2004 as compared to $488,002 for the third quarter of 2003. Foreign export sales for the third quarter of 2004 decreased to $80,441 as compared to the $155,360 in the same quarter of 2003, primarily due to strong 2003 sales to Croatia, which did not recur during 2004, and a comparative decrease in sales to the Latin American region. U.S. Government sales increased marginally to $14,827 in the third quarter of 2004, from third quarter 2003 levels of $14,745. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

No sale to a single customer comprised 10% or more of the Company’s product and service sales for the quarter ending September 30, 2004.

A percentage breakdown of EST’s major customer categories of Domestic, Export and U.S. Government Sales, for the third quarter of 2004 and 2003 is as follows:

For the third quarter of
	2004	2003
Domestic Sales	79%	74%
Export Sales	18%	24%
U.S. Government Sales	3%	2%

A percentage breakdown of EST's product sales categories for the third quarter of 2004 and 2003 are as follows:

For the Quarter Ended September 30
	2004	2003
ESTeem Model 192 (Licensed and non-Ethernet Spread Spectrum Modems)	46%	51%
ESTeem 192E/195E (Ethernet Modems)	26%	21%
ESTeem Model 95	2%	2%
ESTeem Accessories	18%	22%
Factory Services	2%	2%
Site Support	6%	2%

Sales for the third quarter of 2004 and 2003 include foreign export sales as follows:

Three Months Ended	September 30, 2004	September 30, 2003
Export sales	$ 80,442	$ 155,360
Percent of sales	18%	24%

The geographic distribution of foreign sales for the third quarter of 2004 and 2003 is as follows:

Percent of Foreign Sales
COUNTRY	September 30, 2004	September 30, 2003
Canada	42%	10%
Brazil	15%	--
Mexico	12%	6%
Peru	10%	11%
Ecuador	10%	--
Chile	9%	27%
Egypt	2%	--
Puerto Rico	Nil	1%
Croatia	--	19%
Jordan	--	11%
Indonesia	--	9%
Spain	--	4%
Venezuela	--	2%

The majority of the Company's domestic and foreign sales for the third quarter of 2004 were used in Industrial Automation applications. Industrial Automation applications have historically been the majority of the Company’s domestic sales, which Management believes will continue for the foreseeable future, but will also be, augmented by sales of Mobile Data Computer Systems (MDCS) for public safety entities. During the third quarter of 2004, MDCS sales accounted for 15% of the Company’s sales and service revenues. Management believes MDCS sales may increase in the near term, however such sales cannot be assured due to public safety entity purchases being linked to uncertain government funding.

BACKLOG:

The Company had a backlog of $172,500 at September 30, 2004, which was comprised of foreign export orders awaiting final shipment arrangements and customer payment, backorders for the ESTeem 195Eg Ethernet modem and orders placed late in September. Customers generally place orders on an "as needed basis". Shipment is generally made within 5 to 10 working days after receipt of an order from a customer, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications. The new ESTeem 195Eg has been delayed in production, with backorders for the product as of September 30, 2004 expected to be shipped to customers by mid-November 2004 or earlier.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 2004 and 2003 were 46% for both respective quarters. Cost of Sales variances are normally attributable to the type of product sold, as well as differences in discount price structures for the products sold.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2004 increased $8,921 when compared with the third quarter of 2003. The following is a delineation of operating expenses:

For the quarter ended:	September 30, 2004	September 30, 2003	Increase (Decrease)
Finance/Administration	$ 40,379	$ 40,769	$ (390)
Research/Development	85,858	72,691	13,167
Marketing	94,702	91,282	3,420
Customer Service	24,882	32,158	(7,276)
Total Operating Expenses	$ 245,821	$ 236,900	$ 8,921

FINANCE AND ADMINISTRATION:

During the third quarter of 2004 Finance and Administration expenses decreased slightly to $40,379 when compared with the third quarter of 2003.

RESEARCH AND DEVELOPMENT:

During the third quarter of 2003, Research and Development expenses increased $13,167 when compared with the third quarter of 2003. The increase is the result of increased department salaries and wages and subcontracted professional services during the quarter, when compared with the same quarter of 2003.

MARKETING:

Marketing expenses increased $3,420 during the third quarter of 2004 from the same quarter in 2003, due to increased tradeshow, shipping and telephone expenses.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 2004 decreased $7,276 when compared with the third quarter of 2003. The decrease is attributable to decreased shipping related expenses and an increased amount of department wages being billed directly to customers as engineering services during the third quarter of 2004 when compared with the third quarter of 2003.

INTEREST AND INVESTMENT INCOME:

The Company earned $5,916 in investment and interest income for the quarter ended September 30, 2004. Sources of income were short-term investments, marketable securities investments, savings and money market accounts.

ENGINEERING SUPPORT:

Engineering support costs increased to $25,369 for the quarter ended September 30, 2004, as compared to $11,132 for the same period of 2003. The increase in engineering support costs is a direct result of increased engineering services projects undertaken by the Company and billed to customers during the third quarter of 2004.

NET INCOME (LOSS):

The Company recorded a net loss of $3,536 for the third quarter of 2004, compared to a net income of $77,934 for the third quarter of 2003. The decrease is the result of decreased sales revenues during the third quarter of 2004 when compared with the third quarter of 2003. Year to date, the Company has net income of $144,151 for the nine months ended September 30, 2003, compared with $88,293 for the same period of 2003. The increased year to date net income is the result of increased sales revenues positively effecting year to date profitability when compared with the same period of 2003.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2004 was 16.5:1 compared to 12.6:1 at December 31, 2003. The increase in current ratio is due to increased cash and cash equivalents, and inventory and reduced refundable deposit and accrued expense liabilities when compared with December 31, 2003 amounts.

For the quarter ending September 30, 2004, the Company had cash and cash equivalent holdings of $424,467 as compared to cash and cash equivalent holdings of $378,103 at December 31, 2003. Available for sale marketable securities increased to $1,350,574 compared to $1,341,491 at December 31, 2003. Certain components of investments held by the Company, if sold as of September 30, 2004, would have presented a realized loss net of tax, of $11,894, compared with a potential loss net of tax, of $9,474 as of December 31, 2003. The contingency for these items is reflected in the Balance Sheets as accumulated other comprehensive gain (loss), and the Statements of Comprehensive Income, respectively, as of September 30, 2004.

Accounts receivable decreased to $243,289 as of September 30, 2004, from December 31, 2003 levels of $284,972. Inventory increased to $588,794 at September 30, 2004, from December 31, 2003 levels of $511,972, due to decreased product sales during the third quarter of 2004 and increased purchasing of material for the production of the new ESTeem 195Eg Ethernet modem. The Company's fixed assets, net of depreciation, decreased to $217,657 as of September 30, 2004, from December 31, 2003 levels of $222,674 due to capital expenditures of $35,436 for fixed assets and being offset by depreciation of $40,450, and loss on asset disposition of $4.

As of September 30, 2004, the Company’s trade accounts payable balance was $47,894 as compared with $44,848 at December 31, 2003, and reflects amounts owed for purchases of inventory items, contracted services and capital expenditures. Refundable deposit liability was $37,706 for the quarter ended September 30, 2004, and reflects prepaid amounts for foreign export orders received in late September 2004. Federal Income Taxes payable increased to $43,571 as of June 30, 2004 a result of the Company’s year-to-date increased profitability.

It is Management’s opinion the Company’s cash, cash equivalent reserves, and working capital at September 30, 2004 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

31.1 CEO Certification

31.2 CEO Certification

32 Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 9, 2004	/s/ T. L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)
Date: November 9, 2004	/s/ JON CORREIO
Name: Jon Correio
Title: Vice President, Finance & Administration
(Principal Financial Officer)