Form 10KSB
period 2004-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2005-03-28
CIK 752294

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from __________to ___________

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ] Not applicable [ ]

State issuer's revenues for its most recent fiscal year. $2,442,390

On February 22, 2005 the aggregate market value, based on the asked price, of the voting stock held by nonaffiliates of the registrant was $3,610,943.

The number of shares outstanding of the registrant's common stock as of February 22, 2005:  5,148,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  (1) Form S-18 Registration Statement, effective Nov. 5, 1984, Commission File No. 2-92949-S; (2) Form 8-K, regarding Articles of Incorporation and By-laws, filed March 15, 1985, Commission File No. 2-92949-S; Form 8-A, Registration Statement, Commission File No. 000-27793, dated October 25, 1999; Forms 8-K dated June 5, 1997, June 4, 1998, June 11, 1999, June 6, 2003 and June 4, 2004, regarding cash distributions; Forms 8-K dated February 9, 2001, February 15, 2002, February 21, 2003, February 20, 2004, and February 25, 2005 regarding issuance of stock options.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I

ITEM 1.

FORWARD LOOKING STATEMENTS:

When used in this Annual Report and the documents incorporated herein by reference, the terms "anticipates", "believes", "expects" and similar expressions are intended to identify in certain circumstances, forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including the risks described in this Annual Report. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company also undertakes no obligation to update those forward-looking statements.

BUSINESS

Electronic Systems Technology, Inc. ("EST" or the "Company") specializes in the manufacturing and development of wireless modem products. The Company uses research and development, manufacturing, and marketing efforts to produce and market the Company’s line of ESTeem (TM) Wireless Modem products and accessories. The Company offers products providing innovative communication solutions for applications not served by existing conventional communication systems. The Company’s products are offered in markets for process automation in commercial, industrial, and government arenas both domestically and internationally, as well as domestic markets for public safety communications infrastructure, primarily used by police and fire departments. The Company’s products are marketed through direct sales, sales representatives, as well as domestic and foreign resellers.

The Company was incorporated in the State of Washington in February 1984, and was granted a U.S. Patent for the "Wireless Computer Modem" in May 1987, and Canadian patent in October 1988. During the past three years, the Company has continued product improvements to incorporate the latest technological developments and respond to customer needs and market opportunities. Development efforts during 2004 were concentrated on development of the ESTeem 195E Ethernet based radio frequency modem. The Model 195E Series products are multi-protocol, Ethernet based, spread spectrum nonlicensed radio frequency modems, with a physically reduced "footprint" and higher RF data rates, up to 54 Megabits per second (Mbps), an increase from a maximum of 11 Mbps RF data rate of the ESTeem 192E modem. In an effort to maintain and expand its customer base, particularly in the industrial control arena, the Company continues efforts to team with all major programmable logic controller (PLC) hardware vendors. The Company has also been involved from time to time as a hardware provider for Government programs, where the Company’s products have been used in watershed management, aircraft maintenance, airfield lighting and resource management applications. During 2004, the Company continued marketing products for use in foreign and domestic Supervisory Control and Data Acquisition (SCADA), Industrial Automation, and Government marketplaces, as well as mobile data communication applications for public safety entities.

PRODUCTS AND MARKETS

The Company’s ESTeem wireless modem product lines provides wireless communication links between computers, peripherals, and instrumentation controls using radio frequency waves. The proliferation of computer applications in business, industry and public service has created a dynamic environment of automation and networking, requiring constantly growing amounts of data transfer. Prior to the invention of the ESTeem modem, the majority of data transfers used telephone modems or direct cable connections, both of which have costly side effects. Telephone modems have a potentially expensive monthly charge for the use of telephone lines, and direct cable connections can have installation costs as much or more than the cost of the communication system. ESTeem wireless modem products provide a wireless solution for data transfer by eliminating the need for conventional hardwiring and leased phone lines.

All of the ESTeem models ("ESTeems") come with industry standard asynchronous or Ethernet communications ports, giving users new dimensions to "Local Area Networking". ESTeem modems work on a "packet burst" communications concept. Packet systems, whether hardwired or radio, share the same principle of operation: data is taken from RS-232C, RS-422, RS-485 asynchronous or Ethernet ports and is transmitted in "Electronic Packets". Once a packet of data is formed, the packet is transmitted in a "burst," from one ESTeem modem to another ESTeem modem, hence the term "packet burst communications." Internal Digi-Repeater features allow the user to increase operating range by relaying transmission through multiple ESTeems to reach a destination ESTeem. An ESTeem can operate as an operating node, a repeater node, or both simultaneously, for added flexibility. Secure data communication is provided in the ESTeem products through use of proprietary technology and industry standard techniques.

PRODUCT APPLICATIONS

Some of the major applications and/or industries for which ESTeem products are being utilized are as follows:

Water/Waste Water Industry	Overhead Crane Control
Industrial Automation	Shop Floor Manufacturing
Remote Data Acquisition (SCADA)	Intra-Office/Building Computer Networking
Law Enforcement/Public Safety

Power Utility	Federal
Oil/Gas Pipeline	Ground Mobile Communications
Material Handling	Ship to Shore Communications
Flight Line Maintenance

PRODUCT LINES

Licensed Narrow Band Products

The Company’s licensed, narrow band "packet burst" radio modems are typically used for foreign and domestic commercial, industrial, federal, and public safety applications. Typical indoor and outdoor fixed base and mobile applications include point to point as well as point to multi-point digital data networking. The distance is dependent on the product chosen as shown in the table below. Employing the internal digi-repeater feature in each radio modem can increase the Line-of-Sight (LOS) distances shown below for each product type.

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

Unlicensed Ethernet Spread Spectrum Products

The Company’s Ethernet radios are a high performance, direct sequence spread spectrum transceiver employing the industry standard, 10baseT, 802.11b/g Ethernet connectivity for commercial, industrial, federal, and public safety applications operating in the unlicensed 2.4 GHz spectrum with data transfer rates of up to 54 Mbps. Typical installations include data rate critical, point to point, point to multi-point, and "last-mile" bridge data networking and mobile applications for distances of approximately 5 to 7 miles line-of-sight without the use of the digi-repeater option. The high data capability of these products allows them to be used in Video and Voice over Internet Protocol (VoIP) applications.

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface (10baseT)
195Eg	Unlicensed	2400	1	54 M	5-7	Ethernet
192E	Unlicensed	2400	1	11 M	5-7	Ethernet
WLANC	Unlicensed	2400	0.2	11 M	300-3000 ft.	Ethernet

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology. This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive. Research and Development expenditures for new product development and improvements of existing products by the Company for 2004 and 2003 were $306,949 and $239,446, respectively. None of the Company’s research and development expenses were paid directly by any of the Company’s customers. During 2004, the Company contracted and will continue to contract, with independent, nonaffiliated, engineering companies specializing in radio design and software development, when such expertise is required.

Development efforts during 2004 were concentrated on development of the ESTeem 195E Ethernet based radio frequency modem. The Model 195E Series products are multi-protocol, Ethernet based, spread spectrum nonlicensed radio frequency modems, with a physically reduced footprint and higher RF data rates, up to 54 Megabits per second (Mbps), an increase from a maximum of 11 Mbps RF data rate of the ESTeem 192E modem. The first of the Model 195E Series products were released for sales during the third quarter of 2004. The Company plans continued research and development expenditures for development and improvement projects, as they are deemed necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2004 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem products. During 2004, approximately sixty percent of the Company’s products were distributed through resellers and forty percent through direct sales. Customers generally place orders on an "as needed basis". Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications. As of December 31, 2004, the Company had a backlog of $42,422 in sales orders.

During 2004, the Company continued advertisements in trade publications specifically targeted at users of control, instrumentation, and automation systems, as well as domestic public safety entities. The Company’s advertising targeted at users of control, instrumentation, and automation systems was focused primarily on potential users of Programmable Logic Controllers (PLCs). There are approximately twenty-five major PLC manufacturers worldwide. The Company has increased attendance at tradeshows specifically targeted toward the customers and markets in which it sells products. The Company employs sales managers to concentrate marketing and sales efforts in both the Latin American industrial automation and Mobile Data Computers for public safety markets. During 2005, the Company intends to continue strategies targeting existing markets of industrial controls and Mobile Data Computers for public safety networks, and has preliminary plans for hiring an additional sales manger. The Company maintains an Internet web site to provide access to product and technical information for both present and potential customers of the Company’s products. Due to the variable configuration possibilities of the Company’s products, and existing distributor relationships, the Company has not implemented an electronic commerce internet website. The Company provides technical support and service for ESTeem products through phone support, field technicians and internet sources. The Company believes high quality customer support is necessary and vital to its business. To maintain a high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

The Company continues marketing activities directed towards all branches of the U.S. Government. In the past, the Company’s products have been included in projects for water-shed management, aircraft maintenance, airfield lighting, and resource management for U.S. Government entities. The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract expires during February 2009.

No sales to a single customer comprised 10% or more of total product sales for the year ended December 31, 2004. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

COMPETITION

The Company’s competition varies according to the market in which the Company's products are competing. All of the markets in which the Company’s products are sold are highly competitive. Listed below are the markets the Company’s products compete in and major competitors in those markets:

Major Market	Major Competitors
Industrial Automation, Remote Data Acquisition, Shop Floor Manufacturing, Overhead Crane Control	Control Chief, Data-Linc, Freewave, Locus, Microwave Data Systems and Prosoft.

Computer Networking, inter and intra building	Adaptive Broadband, Cisco/Aironet, Digital Wireless, Dlink, Linksys, P-Com and Proxim

Mobile Data Computer systems for public safety applications	Data Radio, IP Mobilenet, Motorola, TAIT North America, various cellular service providers using GPRS architectures.

Federal applications	Adaptive Broadband, Data Radio, Freewave, Harris Computer Systems, Lockheed Martin, Magnavox, Motorola, and Watkins-Johnson.

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

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

EST was granted a United States patent in 1987 for a "Wireless Computer Modem". In 1988, EST was granted a Canadian Patent for a "Wireless Computer Modem". Both patents have lives of 17 years. The Company’s rights to the ESTeem Wireless Modem trademark, in uninterrupted use by the Company since 1985, lapsed with the U.S. Patent and Trademark Office. The Company reapplied for the applicable trademarks, which were successfully renewed with the U.S. Patent and Trademark Office in May 2004. To protect the Company against unauthorized disclosure of proprietary information belonging to the Company, all employees, dealers, distributors, original equipment manufacturers, sales representatives and other persons having access to confidential information regarding Company products or technology are bound by non-disclosure agreements.

GOVERNMENT REGULATION

For operation in the United States, the ESTeem Radio Modems require Federal Communications Commission (FCC) Type Acceptance. The FCC Type Acceptance is granted for devices, which demonstrate operation within mandated, observed, and tested performance criteria. All of the Company’s products requiring FCC Type Acceptance have been granted such acceptance. All of the Company’s current ESTeem production models have also been granted type acceptance in Canada.

All ESTeem radio modem products, with the exception of the ESTeem 192S, 192E and 195E products, which are nonlicensed, spread spectrum wireless modems, require consumer licensing under Part 90 of the FCC Rules and Regulations, which must be applied for by the end user of the Company’s products. The Company cannot guarantee customers will receive FCC consumer licenses in the VHF or UHF frequency spectrum for any particular application. The Company provides information to customers to assist in the application for FCC consumer licenses.

At the time of this filing the Company is unaware of any existing or proposed FCC regulation that would have a materially adverse effect on the Company’s operations, but there can be no assurance that future FCC regulations will not have materially adverse effects on the operations of the Company.

SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of the ESTeem products from sole suppliers. Components manufactured by Hitachi, Intersil, Motorola Corporation, Mitsubishi, Murata Corporation, Rakon, Temex and Toko America Inc. as purchased through a number of distributors, supply key components for the Company’s products. The components provided by these companies could be replaced or substituted by other products, if it became necessary to do so. If this action occurs, a material interruption of production and/or material cost expenditures, for example involved with locating and qualifying replacement components, could take place.

Approximately 20% of the Company’s inventory at December 31, 2004 consisted of parts having lead times ranging from 12 to 24 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value. Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production. However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones and paging devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future. If shortages were to occur, material interruption of production and product delivery to customers could occur.

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

EMPLOYEES

As of December 31, 2004, the Company employed a staff of 15 persons on a full time basis, 3 in marketing, 2 in technical support, 8 in engineering/manufacturing, and 2 in finance and administration. The Company’s operations are dependent upon key members of its engineering and management personnel. In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized. The Company employs part-time labor on an "as needed" basis, usually in engineering/manufacturing. At year-end 2004 the Company employed 2 part-time employees. None of the Company’s employees are represented by a labor union and the Company believes it has good relations with its employees.

ITEM 2.

PROPERTIES

EST does not own any real property, plants, mines, or any other materially important physical properties. The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Kennewick, Washington. The Company leases approximately 6,275 square feet of office and laboratory space by a lease agreement with The Port of Kennewick in Kennewick, Washington. As of January 1, 2005, the total monthly lease cost is $2,683.23, including a leasehold tax of $305.32. The lease covers a period of three years, expiring October 2005.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2004 fiscal year.

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

	Bid		Ask
	High	Low	High	Low
Fiscal year ended December 31, 2004
First Quarter	0.77	0.55	0.95	0.55
Second Quarter	1.05	0.70	1.25	0.70
Third Quarter	0.85	0.75	0.93	0.75
Fourth Quarter	0.85	0.75	1.01	0.75

Fiscal year ended December 31, 2003
First Quarter	0.37	0.34	0.43	0.34
Second Quarter	0.51	0.29	0.60	0.30
Third Quarter	0.51	0.36	0.57	0.36
Fourth Quarter	0.56	0.37	0.62	0.37

The above data was compiled from information obtained from the Pink Sheets LLC, OTC Market Report daily quotation service.

The number of record holders of common stock of the Registrant as of January 5, 2005 was 515 persons/entities.

Electronic Systems Technology Inc. paid non-cumulative, cash distributions on July 14, 2004, July 9, 1999, July 9, 1998 and July 11, 1997, respectively, each equivalent to $0.01 per outstanding share. The Company also paid a non-cumulative cash distribution on July 16, 2003, equivalent to $0.015 per outstanding share. The Company’s Forms 8-K dated June 4, 2004, June 6, 2003, June 11, 1999, June 4, 1998 and June 5, 1997, as filed with the Securities and Exchange Commission are included herein by reference. Dividends undertaken by the Company will be solely at the discretion of the Board of Directors.

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

FISCAL YEAR 2004 vs. FISCAL YEAR 2003

GROSS REVENUES: Total revenues for the fiscal year 2004 were $2,422,390 reflecting an 8% increase from $2,244,047 gross revenues for fiscal year 2003. The increase in total revenues is the result of increased product sales revenues in the domestic MDC, and foreign industrial automation market segments during 2004. Product sales increased to $2,297,945 in 2004, as compared to 2003 sales of $2,064,628. Management believes the increase in sales revenues for the particular market segments were the result of continued marketing efforts on the part of the Company, specifically efforts by the Company’s MDC and Latin American sales managers. During 2004 sales revenues for the domestic industrial automation market were consistent with 2003 results. Management believes that the lack of growth for domestic industrial automation revenues is the result of increased product and price competition in the domestic industrial automation market when compared with 2003. For 2005, the Company intends to continue strategies targeting existing markets of industrial controls and MDC applications, and has preliminary plans for hiring an additional sales manger for increasing the Company’s marketing presence in the domestic industrial automation market. Though Management plans to increase the Company’s marketing efforts in 2005, sustaining or increasing sales revenues for 2005 cannot be guaranteed due to the highly competitive markets in which the Company’s products and services are marketed.

Interest revenues decreased to $23,508 from 2003 levels of $34,206 due to decreased rates of return received on the Company’s investments. Engineering services revenues during 2004 decreased to $118,680 from 2003 levels of $145,213 due to decreased requests for the Company’s engineering services when compared with 2003. Management believes the reduction experienced in engineering service revenues is the result of increased sales of Ethernet based wireless modems, which to date have required less preinstall, installation and project commissioning services, when compared with the Company’s licensed frequency radio modems. Management believes this downward trend for engineering services may continue or accelerate as sales of the Company’s Ethernet based wireless modems increase.

During 2004, a majority of the Company's domestic product sales were employed in industrial automation applications. An example of an industrial automation application is a municipal water treatment operation, which employs the ESTeem modem to transmit industrial control information to and from control room areas via a wireless communications infrastructure. It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future. The Company’s domestic sales were augmented by sales of the Company’s products for MDC systems to public entities, which accounted for 22% of the Company’s domestic sales during 2004. An example of an MDC system for a public entity is a local area network (LAN), between police department computer dispatch centers and individual police vehicles. Management believes funding of MDC projects on a local, state and federal level, cannot be guaranteed and therefore MDC projects involving the Company’s products become very difficult to predict.

During 2004, the Company had $497,558 in foreign export sales, amounting to 21% of gross product and service revenues for the year, compared with foreign export sales of $369,047 or 16% of gross product and service revenues for 2003. The increase in foreign sales was due to increased sales volumes for industrial automation projects in Canada and Latin America, when compared with 2003. Products purchased by foreign customers were used primarily in industrial automation applications. Management believes the majority of foreign export sales are the results of the Company’s Latin American sales manager, EST foreign distributor efforts, and the Company’s internet website presence. The geographic compositions of the Company’s foreign export sales for 2004 and 2003 are shown in Note 13 to the Financial Statements.

In 2004, products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $16,432 or less than 1%, of gross product and service revenues as compared with 2003 levels of $19,828 or 1% of gross product and service revenues. Products purchased by the U.S. Government or U.S. Government contractors during 2004 were used primarily for airport lighting applications. The level U.S. Government sales revenue reflects a continuing trend of low U.S. Government Sales. Management believes U.S. Government sales will remain low during 2005 due to a lack of U.S. Government funding for, or discontinuance of, programs using the Company’s products. The Company continues to make specific marketing contacts regarding the use of the Company’s products for Homeland Security communication projects, however at the time of this report, no sales have been forthcoming from these efforts.

As of December 31, 2004, the Company had a backlog of $42,422 in sales orders. The backlog level at year end is unusually low for the Company, however Management believes it is the result of timing differences in customer ordering for projects, and does not signify a downward trend in sales revenues. The Company’s customers generally place orders on an "as needed basis". Shipment for the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES: Cost of Sales, as a percentage of gross sales, was 43% and 45% respectively, for 2004 and 2003. Cost of Sales variances are the result of the product mix sold, as well as the price discounting structure for the mix of products sold during the period.

INVENTORY: The Company's year-end inventory values for 2004 and 2003 were as follows:

	2004	2003
Parts	$248,433	$232,801
Work in progress	104,488	86,928
Finished goods	252,238	192,243
TOTAL	$605,159	$511,972

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time, meet production and delivery requirements. Approximately 20% of the Company’s inventory at December 31, 2004 consisted of parts having lead times ranging from 12 to 24 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value. Based on past experience with component availability, supplier relationships, and inventory levels, the Company does not foresee shortages of materials used in production. However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, have the potential of creating negative availability issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however this cannot be guaranteed in the future. If shortages were to occur, material interruption of production and product delivery to customers could occur. Inventory levels increased between December 31, 2003 and December 31, 2004, due to the Company increasing purchases of inventory specific to the new ESTeem 195E product line, which was moving into volume production late in the third quarter of 2004.

For year-end 2004, purchases and costs allocated to cost of goods sold were $1,077,380 as compared to $880,909 in 2003. The increase in purchases and allocated costs is the result of increased purchases by the Company to meet the production needs of increased sales revenues, and purchase of specific inventory for the ESTeem 195E product line.

OPERATING EXPENSES: Operating expenses increased to $1,089,396 in 2004, from 2003 levels of $1,006,674. Material changes in expenses are comprised of the following components: Sales Commissions decreased to $6,706 in 2004 from 2003 levels of $22,147 due to decreased commissions paid to Indian resellers of the Company’s products during 2004, when compared with 2003. Depreciation expense increased during 2004 to $65,370 from 2003 levels of $49,207 due to the Company’s increased depreciable assets when compared with 2003. Supplies and materials expense increased to $31,920 for 2004 from 2003 levels of $17,639 due to increased supplies used in the development process of the ESTeem 195E. Professional services increased to $96,039 from 2003 levels of $67,112 due to increased subcontracted software development and engineering expertise employed during the development of the ESTeem 195E. Repairs and maintenance expense increased to $24,774 during 2004 as compared with $15,912 during 2003 due to increased repairs and updates needed for test equipment and computer systems. Travel expenses increased to $91,879 for 2004, compared to $83,498 for 2003, due to increased marketing and engineering related travel expenses during 2004.

Salaries increased to $810,901 in 2004, from 2003 levels of $783,991, due to increased wages paid to Company employees during 2004 when compared with 2003. The Company did not incur any bad debt expense during 2004 as compared with $3,047 during 2003.

FISCAL YEAR 2003 vs. FISCAL YEAR 2002

GROSS REVENUES: Total revenues for the fiscal year 2003 were $2,244,047 reflecting a 7% increase from $2,092,865 gross revenues for fiscal year 2002. The increase in total revenues was the result of increased product sales revenues in the domestic, industrial automation market segment during 2003. Product sales increased to $2,064,628 in 2003, as compared to 2002 sales of $1,932,648. Management believes the increase in sales of the Company’s products was the result of continued marketing efforts on the part of the Company, including increased attendance at regional tradeshows for both industrial automation and MDC marketplaces, and increased salesperson activity.

Interest decreased from 2002 levels of $41,233, to 2003 levels of $34,206 due to decreased rates of return received on the Company’s investments. Engineering services revenues during 2003 increased to $145,213 from 2002 levels of $117,573 due to increased requests for the Company’s engineering services, particularly MDC projects, when compared with 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in net income of $174,820 for 2004, increased from net income of $123,006 for 2003. The increase in net income is the result of increased sales revenues during 2004, when compared with 2003. At December 31, 2004, the Company's working capital was $2,498,881 compared with $2,355,418 at December 31, 2003. The Company’s operations rely solely on the income generated from sales. The Company's major capital resource requirements are maintaining inventory levels adequate for production and payment of employee salaries. Extended availability for components critical for production of the Company’s products, ranging from 12 to 24 weeks, require the Company to maintain high inventory levels. It is Management’s opinion that the Company’s working capital as of December 31, 2004 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2004 was 13:1 compared to 12.6:1 at December 31, 2003. The increase in current asset ratio is the result of increased inventory and cash assets when compared with year-end 2003.

The Company's cash resources at December 31, 2004, including cash and cash equivalent liquid assets, were $488,480, increased from cash resources of $378,103 at year end 2003. The increase in cash resources at year-end is the result of timing differences in accounts receivables during the last quarter of 2004 when compared with the same period of 2003. The Company maintains a brokerage account comprised of marketable securities investments, which is managed by a third-party investment management firm. As of December 31, 2004, the Company’s investments were valued at $1,344,619. At year-end 2004, certain components of investments held by the Company, if sold as of December 31, 2004, would have presented a realized loss, net of tax of $6,350. A net unrealized loss on marketable securities in the amount of $23,974 has been recognized as an accumulated other comprehensive loss for the year ended December 31, 2004. The contingency is shown in the Statement of Comprehensive Income (Loss) in the Company’s Financial Statements for December 31, 2004.

The Company's trade accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2004, were $257,080, compared to $284,972 at year-end 2003. The decrease is the result of sales and collection timing differences between December 31, 2004 and December 31, 2003. Management believes that all of the Company’s accounts receivable as of December 31, 2004 are collectible.

The Company believes the level of risk associated with customer receipts on export sales is minimal. Foreign shipments are made only after payment has been received, irrevocable letter of credit terms have been pre-arranged, or on Net 30 day credit terms to established foreign companies with which the Company has distributor relationships. Foreign orders are generally filled as soon as they are received therefore, foreign exchange rate fluctuations do not impact the Company.

Inventory level as of December 31, 2004, was $605,159, reflecting an increase from December 31, 2003, levels of $511,972. The increase in inventory is due to the Company increasing purchases of inventory specific to the new ESTeem 195E product line, which was moving into volume production late in the third quarter of 2004, and general increases in purchases to meet production needs of increased sales revenues.

The Company had capital expenditures during 2004 of $96,155 primarily for test equipment and related software used for research and development and manufacturing of the Company’s products. The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products. As of December 31, 2004, the Company's current liabilities were $209,035, increased from 2003 year-end levels of $202,511. The increase is due to increases in accounts payable, income tax payable and accrued payroll liabilities when compared with year-end 2003.

The Company’s operations were not adversely effected by inflation during 2004. No adverse affect is anticipated during 2005.

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

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2004; as well as term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/7/02 – 06/7/05	56	President of the Company
Melvin H. Brown	06/06/03 – 06/02/06	74	President of Manufacturing Services, Inc.
Robert Southworth	06/06/03 – 06/02/06	61	Patent Attorney, U.S. Dept. of Energy (retired)
Jon Correio	06/06/03 – 06/02/06	37	Vice President of Finance of the Company
John L. Schooley	06/04/04 – 06/04/07	65	President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2004 is comprised of Robert Southworth (Chairman), Melvin Brown and John Schooley. Mr. Brown is considered to be a non-independent member of the Audit Committee, however his serving on the Audit Committee was deemed by the Board to be in the best interest of the Corporation due to Mr. Brown’s experience and familiarity with the Corporation. The Board of Directors has determined that none of the audit committee members can be classified as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. The Board of Directors does not contain a member that can be classified as an "audit committee financial expert" under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an "audit committee financial expert" is unlikely due to the high cost of such Director candidates.

Code of Ethics

The Board of Directors has not currently adopted a code of ethics at the time of this report. At the writing of this report the Board of Directors is reviewing a draft of a proposed Code of Ethics. The Board of Directors will undertake proper disclosure subsequent to adoption of a code of ethics.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2004; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
T. L. Kirchner	56	President	3 Years	02/10/84- Present
Jon Correio	37	Sec/Treas	3 Years	02/9/01- Present

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

ROBERT SOUTHWORTH. Mr. Southworth is a Director of the Company. Mr. Southworth is a retired Senior Patent Attorney with the U. S. Department of Energy in Richland, Washington. His primary duties with the Department of Energy were the preparation and prosecution of domestic and foreign patent applications in such fields as nuclear reactors, fuel reprocessing, waste management and energy related fields of solar, wind, and fossil fuels. Mr. Southworth does not serve as a director of any other company that is registered under the Securities Exchange Act

JON CORREIO. Mr. Correio is the Vice President of finance and administration, Secretary/Treasurer and a Director of the Company. During the last five years Mr. Correio has been a full time employee of the Company, whose primary duties are to oversee the finance and administration functions of the Company. Mr. Correio does not serve as a director for any other company registered under the Securities Exchange Act.

JOHN L. SCHOOLEY. Mr. Schooley is a Director of the Company. During the past five years, Mr. Schooley was the former owner and President of Remtron, Inc. in San Diego, California, prior to acquisition of Remtron by a competitor. Remtron, Inc. manufactures advanced radio control and telemetry systems for the industrial marketplace. Remtron, Inc. has previously provided research and development services for Electronic Systems Technology. Mr. Schooley does not serve as director of any other company that is registered under the Securities Exchange Act.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the year ended December 31, 2004, in the best knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

ITEM 10.

EXECUTIVE COMPENSATION

The Company’s named compensated executive officer is T.L. Kirchner, President and CEO. The Company had no other compensated executive officers as of December 31, 2004.

The information specified concerning the compensation of the named executive officers for each of the Registrant's last three completed fiscal years is provided in the following Summary Compensation Table:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)	Securities Options Underlying SARs (#)	LTIP Payouts ($)	All Other Compensation ($)(3)(4)
T. L. Kirchner, President/CEO	2004	125,000	3,865	1,079	0	25,000	0	8,388
	2003	125,000	5,594	4,146	0	25,000	0	8,391
	2002	90,000	0	2,655	0	25,000	0	8,391

(1) Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus

(2) Other Annual Compensation includes Accrued Vacation Pay

(3) All Other Compensation consists of premiums paid for Group Health Insurance and Key Man Insurance

(4) Amounts do not reflect proceeds of $0.01 per share cash distribution received during 2004 totaling $4,035. Receipt of cash distribution was based solely on capacity as a shareholder.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2004 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	12.8%	0.80	2/19/07

(5) This table does not include Stock Options granted previously. Forms 8-K dated 2/15/02 and 02/21/03 respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2004 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

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

The Company does not currently have a Long-Term Incentive Plan ("LTIP").

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. Directors with no less than three years continuous tenure are eligible for stock option awards, as governed by the Company stock option plan. There is currently no other compensation arrangements for the Company’s directors. (See "Security Ownership of Certain Beneficial Owners and Management" for Stock Options granted in previous years.)

The Company currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2004, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address Of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	EDCO Partners LLLP 4605 Denice Drive Englewood CO 80111	415,015	8.14%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	7.8%
Common	Paul D. Sonkin Hummingbird Management LLC 153 East 53rd Street, 55th Floor New York NY 10022	327,260	6.4%
Common	Gerald R Hewitt 2046 Harris Ave Richland WA 99352	308,130	6.0%

(1) Under Rule 13d-3, issued by the Securities and Exchange Commission, a person is, in general, deemed to "Beneficially own" any shares if such person directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares (a) voting power, which includes the power to vote or to direct the voting of those shares and/or (b) investment power, which included the power to dispose, or to direct the disposition of those securities. The foregoing table gives effect to shares deemed beneficially owned under Rule 13d-3 based on the information supplied to the Company.  To the knowledge of the Company, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 15, 2002, Options for 25,000 shares granted February 21, 2003, and Options for 25,000 shares granted February 20, 2004. Forms 8-K, dated February 15, 2002, February 21, 2003, and February 20, 2004, respectively, are incorporated herein by reference.

(3) Does not include options granted. See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 22, 2005, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Title Of Class	Name Of Beneficial Owner	Amount & Nature Of Beneficial Ownership	Percent of Class
Common	T.L. Kirchner (Officer & Director)	403,488 (1)	7.8%
Common	Robert Southworth(Director)	0 (1)	0.0%
Common	Melvin H. Brown (Director)	76,500 (1)	1.5%
Common	Jon Correio (Officer &Director)	0 (1)	0.0%
Common	John Schooley (Director)	135,000 (1)	2.6%
Common	D.B. Strecker (VP of Engineering)	20,000 (1)	0.4%

(1)Does not include stock options. See below.

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

The information below does not include stock options granted in February 2005.

Recipients of Stock Options currently unexpired as of December 31, 2004 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-20-2004

David B. Strecker	15,000	0.80
Eric P. Marske	15,000	0.80
Alan B. Cook	15,000	0.80
Jon A. Correio	25,000	0.80
Robert N. Croft	15,000	0.80
George Stoltz	5,000	0.80
Gary L. Schmitz	5,000	0.80
Melvin Brown	25,000	0.80
Tom Kirchner	25,000	0.80
Robert Southworth	25,000	0.80
John L. Schooley	25,000	0.80

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-21-2003

David B. Strecker	15,000	0.40
Eric P. Marske	15,000	0.40
Alan B. Cook	15,000	0.40
Jon A. Correio	25,000	0.40
George Stoltz	5,000	0.40
Gary L. Schmitz	5,000	0.40
Melvin Brown	25,000	0.40
Tom Kirchner	25,000	0.40
Robert Southworth	25,000	0.40
John L. Schooley	25,000	0.40

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-15-2002

David B. Strecker	15,000	0.42
Eric P. Marske	15,000	0.42
Alan B. Cook	15,000	0.42
Jon A. Correio	25,000	0.42
George Stoltz	5,000	0.42
Gary L. Schmitz	5,000	0.42
Melvin Brown	25,000	0.42
Tom Kirchner	25,000	0.42
Robert Southworth	25,000	0.42
John L. Schooley	25,000	0.42

Stock options must be exercised within 90 days after termination of employment/board membership. During 2004, 170,000 options expired, 195,000 shares were granted and 50,000 shares under option were exercised. At December 31, 2004 there were 505,000 shares reserved for future exercise.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During 2004, the Company contracted for services from Manufacturing Services, Inc. in the amount of $164,279. Manufacturing Services, Inc. is owned and operated by Melvin H. Brown, who is a Director of Electronic Systems Technology, Inc. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

PART IV

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits filed as part of the Company’s 10KSB report for 2004 are listed below. Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

EXHIBIT NUMBER	DESCRIPTION
1

Report of Independent Registered Public Accounting Firm

Financial Statements/Financial Statement Schedules

Balance Sheets

Statements of Income

Statements of Comprehensive Income

Statements of Changes in Stockholders Equity

Statements of Cash Flows

Notes to Financial Statements

Supplemental Schedules of Operating Expenses

Supplemental Schedules of Selected Financial Data

2	Reports on Form 8-K Form 8-K, dated February 25, 2005 is incorporated herein by reference.
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

Forms 8-K dated February 9, 2001, February 15, 2002 February 21, 2003, and February 20, 2004 are incorporated by reference.

11	Statement re-computation of per share earnings.
13	Annual report to security holders, Form 10-Q or quarterly report to security holders.	N/A
22	Published report regarding matters submitted to vote of security holders.	N/A
24	Consents of experts and counsel
31.1	CEO Certification
31.2	CFO Certification
32	Section 906 Certification

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to us during December 31, 2003 and 2004, for professional services provided by Moe O'Shaughnessy & Associates P.S.

Year Ended	December 31, 2003	December 31, 2004
Audit fees (1)	$14,818	$20,377
Audit-related fees (2)	-	-
Tax fees (3)	1,000	1,100
All other fees (4)	-	-
Total Fees	$15,818	$21,477

(1) Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s financial statements and reviews of our quarterly financial statements.

(2) Audit-related fees consist of assurance and related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3) Tax fees consist of the aggregate fees billed for professional services for tax compliance, tax advice, and tax planning. These services include preparation of federal income tax returns.

(4) All other fees consist of fees billed for products and services other than the services reported above.

Our Audit Committee reviewed the audit and tax services rendered by Moe O'Shaughnessy & Associates P.S. and concluded that such services were compatible with maintaining the auditors’ independence. All audit, non-audit, tax services, and other services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:  /s/ T. L. KIRCHNER

T.L. Kirchner, Director/President
(Principal Executive Officer)

Date: March 25, 2005

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ T. L. KIRCHNER	Director/President	March 25, 2005
T.L. Kirchner

/s/ JON CORREIO	Director	March 25, 2005
Jon Correio

/s/ MELVIN BROWN	Director	March 25, 2005
Melvin H. Brown

/s/ ROBERT SOUTHWORTH	Director	March 25, 2005
Robert Southworth

/s/ JOHN SCHOOLEY	Director	March 25, 2005
John L. Schooley