Form 10QSB
period 2005-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2005-05-12
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended:	March 31 2005
Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4
Kennewick WA 99336
(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

The number of shares outstanding of common stock as of March 31, 2005 was 5,148,667.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2005	Mar. 31, 2004
Sales	$ 555,248	$ 619,569
Other Revenues	$ 34,082	$ 30,388
Gross Profit	$ 313,505	$ 366,810

Net Income (Loss) Before Taxes	$ 37,325	$ 104,844
Net Income (Loss)	$ 24,719	$ 69,112

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.01	$ 0.02
Diluted	$ 0.01	$ 0.02

Earnings (Loss) Per Share
Basic	$ 0.01	$ 0.01
Diluted	$ 0.01	$ 0.01

Weighted Average Shares Outstanding (Basic)
Primary	5,148,667	5,098,667
Diluted	5,253,050	5,253,580

Total Assets	$ 2,951,679	$ 2,815,144

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,724,669	$ 2,633,900

Shareholders' Equity Per Share	$ 0.53	$ 0.52

Working Capital	$ 2,496,897	$ 2,384,184

Current Ratio	17.5:1	21.1:1

Equity To Total Assets	92%	94%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

BALANCE SHEET
(as prepared by Management)
(Unaudited)

	Mar. 31, 2005	Dec. 31 ,2004
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 404,281	$ 488,480
Short Term Certificates of Deposit Investments	359,370	--
Available for Sale Marketable Securities	1,016,381	1,344,619
Accounts Receivable, net of allowance for uncollectibles	229,526	257,080
Inventory	602,368	605,159
Accrued Interest	943	--
Prepaid Expenses	19,232	12,578
Prepaid Software/Network Services-current portion	16,306	--
Total Current Assets	2,648,407	2,707,916

PROPERTY & EQUIPMENT net of Depreciation of $489,468 at Mar. 31, 2005 and $476,185 at Dec. 31, 2004	251,350	253,456

OTHER ASSETS	3,911	4,624
DEFERRED INCOME TAX BENEFIT	15,400	17,300
PREPAID SOFTWARE/NETWORK SERVICES-long term portion	32,611	--
TOTAL ASSETS	$ 2,951,679	$ 2,983,296

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	86,952	96,949
Refundable Deposits	6,574	3,630
Federal Income Taxes Payable	11,319	39,201
Accrued Liabilities	46,665	69,255
Total Current Liabilities	151,510	209,035

DEFERRED INCOME TAXES	75,500	75,500

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,148,667 Shares Issued And Outstanding	5,149	5,149
Additional Paid-in Capital	966,184	966,184
Retained Earnings	1,767,971	1,743,252
Accumulated other comprehensive loss	(14,635)	(15,824)
	2,724,669	2,698,761

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,951,679	$ 2,983,296

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENTS OF INCOME (LOSS)
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2005	Mar. 31, 2004

SALES	$ 555,248	$ 619,569
COST OF SALES
Beginning Inventory	605,159	511,972
Purchases and Allocated Costs	238,952	236,301
	844,111	748,273
Ending Inventory	602,368	495,514
Total Cost of Sales	241,743	252,759
Gross Profit	313,505	366,810

OPERATING EXPENSES
Finance/Administration	76,004	62,417
Research & Development	66,692	71,454
Marketing	105,033	104,555
Customer Service	29,262	34,428
Total Operating Expense	276,991	272,854
OPERATING INCOME (LOSS)	36,515	93,956

Other Income (expenses)
Interest Income	6,324	3,239
Uncollectible Accounts Recovered	--	2,178
Realized Loss on Marketable Securities	(5,642)	--
Management Fee, Marketable Securities	(2,324)	(2,320)
Loss on Asset Disposal	(132)	(4)
Engineering Services	27,758	24,971
Engineering Support	(25,173)	(17,176)
Net Other Income (expense)	(811)	10,888

NET INCOME BEFORE TAX	37,325	104,844
Provision For Income Tax	(12,606)	(35,732)
NET INCOME	$ 24,719	$ 69,112

Basic Earnings Per Share Before Tax	$ 0.01	$ 0.02
Basic Earnings Per Share After Tax	$ 0.01	$ 0.01

Diluted Earnings Per Share Before Tax	$ 0.01	$ 0.02
Diluted Earnings Per Share After Tax	$ 0.01	$ 0.01

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2005	Mar. 31, 2004
NET INCOME	$ 24,719	$ 69,112

OTHER COMPREHENSIVE LOSS:
Unrealized gain (loss) on securities arising during period (net of tax effect)	(2,535)	4,010
COMPREHENSIVE INCOME	$ 22,184	$ 73,122

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENT OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2005	Mar. 31, 2004

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income	$ 24,719	$ 69,112
Noncash items included in income:
Depreciation	17,678	14,552
Amortization	713	1,064
Loss on Disposition of Assets	132	4
Loss on Marketable Securities	5,642	--
Provision for Federal Income Taxes	(612)	29,433
Accrued Interest	(943)	--

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	27,554	19,732
Certificates of Deposit Purchased	(360,000)	--
Marketable Securities Investments Purchased	--	(2,749)
Marketable Securities Investments Sold	325,028	--
Inventory	2,791	16,458
Prepaid Software and Network Services	(16,306)	--
Deferred Tax Benefit	1,900	--
Prepaid Expenses	(6,654)	(1,235)

DECREASE (INCREASE) IN LONG TERM ASSETS:
Prepaid Software and Network Services	(32,611)	--

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(32,587)	12,110
Refundable Deposits	2,944	(75,925)
Accrued Federal Income Taxes	(27,882)	6,299
Deferred Income	--	(25,088)
	(68,494)	63,767
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	(15,705)	(576)
	(15,705)	(576)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
No Financing Activities Recorded	--	--

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(84,199)	63,191
Cash and Equivalents At Beginning Of Period	488,480	378,103
Cash and Equivalents At Ending of Period	$ 404,281	$ 441,294

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	0	0
Federal Income Taxes	$ 39,201	$ 0

Cash and Equivalents:
Cash	$ 10,560	$ 11,100
Money Market Accounts	393,721	430,194
	$ 404,281	$ 441,294

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10QSB are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2005 and March 31, 2004. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2004 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 2005 and March 31, 2004 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	March 31 2005	December 31 2004
Parts	$ 313,499	$ 248,433
Work in progress	130,513	104,488
Finished goods	158,356	252,238
	$ 602,368	$ 605,159

NOTE 3 - EARNINGS PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,148,667 and 5,098,667 for the quarters ended March 31, 2005 and 2004 respectively.

For the Quarter Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS Income available to common stockholders	$24,719	5,148,667	$0.01
Diluted EPS Income available to common stockholders + assumed conversions	$24,719	5,253,050	$0.01

NOTE 4 - STOCK OPTIONS

As of March 31, 2005, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 25, 2005, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 25, 2005 totaled 195,000 shares under option and have an exercise price of $0.78 per share. The options granted on February 25, 2005 may be exercised any time during the period from February 25, 2005 through February 25, 2008. The Company's Form 8-K dated February 25, 2005, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12-month period from March 31, 2004 to March 31, 2005, 155,000 shares under option expired, 50,000 shares under option were exercised, and 195,000 shares under option were granted. At March 31, 2005 there were 545,000 shares under option reserved for future exercises.

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

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

For the quarter ended March 31, 2005, the Company’s only item of other comprehensive income (loss) was unrealized losses on marketable securities investments, net of tax in the amount $2,535. During the quarter ended March 31, 2004, the only item of other comprehensive income (loss) was unrealized gains on marketable securities investments, net of tax in the amount of $4,010.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2005, services in the amount of $52,092 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of EST.

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2005. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES: Total revenues from the sale of EST products and services decreased to $583,006 for the first quarter of 2005 as compared to $644,540 in the first quarter of 2004, reflecting a decrease of 10%. Gross revenues increased to $589,330 for the quarter ending March 31, 2005, from $649,957 for the same quarter of 2004. Management believes the decrease in product and service revenues is due to reduced sales of the Company’s products in both the domestic and foreign industrial automation markets. Management believes the decrease is a reflection of increased product and price competition in the industrial automation market, a factor that impacted the Company’s domestic industrial automation revenues during 2004, as well as economic factors negatively effecting customer spending on industrial automation projects. Management is concerned that 2005 sales revenues in the Industrial Automation marketplace may be negatively impacted by these competitive and economic factors. As a strategy for countering the competitive and economic factors in the Industrial Automation market, the Company hired an additional domestic sales manager late in the first quarter of 2005 to augment sales coverage and enhance relationships with resellers of the Company’s products, as well as maintaining existing marketing efforts of tradeshow attendance and salesperson activity.

The Company's revenues have historically fluctuated from quarter to quarter due to timing factors such as product shipments to customers, customer order placement, customer buying trends, and changes in the general economic environment. The procurement process regarding plant and project automation, or project development, which usually surrounds the decision to purchase ESTeem products can be lengthy. This procurement process may involve bid activities unrelated to the ESTeem products, such as additional systems and subcontract work, as well as capital budget considerations on the part of the customer. Because of the complexity of this procurement process, forecasts with regard to the Company's revenues are difficult to predict.

The Company's revenues fall into three major customer categories, Domestic, Export and U.S. Government sales. Domestic commercial sales decreased to $506,996 in the first quarter of 2005 as compared to $560,666 for the first quarter of 2004. The foreign export sales decreased for the first quarter of 2005 to $64,524 as compared to the $83,712 in foreign sales in the same quarter of 2004. The decrease in foreign sales reflects a comparative decrease from the first quarter of 2004, a quarter which included sales for large industrial automation projects in Spain, Mexico and Peru. The Company had U.S. Government sales of $11,486 for the first quarter of 2005 compared with sales of $162 in the first quarter of 2004.

Engineering services billed in the first quarter of 2005 increased slightly to $27,758 as compared with $24,971 for the same quarter of 2004. The increase engineering service revenues is the result in timing differences in the number and size of engineering projects undertaken by the Company when compared with the same quarter of 2004. Management believes that in the future the Company may have decreased engineering service revenues as a result of increased sales of the Company’s Ethernet based wireless modems, which have been requiring less preinstall, installation and project commissioning services, when compared with the Company’s licensed frequency radio modems. During the quarter ended March 31, 2005 sales to the City of Kennewick, an end user of the Company’s Mobile Data Computer Systems (MDCS) products consisted of 11% of the Company's sales and service revenues. No other sales to a single customer comprised 10% or more of the Company's product sales.

A percentage breakdown of EST's major customer categories of Domestic, Export and U.S. Government Sales, for the first quarter of 2005 and 2004 are as follows:

For the first quarter of	2005	2004
Domestic Sales	87%	87%
U.S. Government Sales	2%	Nil
Export Sales	11%	13%

A percentage breakdown of EST's product sales categories for the first quarter of 2005 and 2004 are as follows:

For the first quarter of	2005	2004
ESTeem Model 192 (Licensed and non-Ethernet Spread Spectrum Modems)	30%	54%
ESTeem Model 192E and 195Eg (Ethernet Modems)	51%	23%
ESTeem Accessories	13%	18%
Factory Services	1%	1%
Engineering Services	5%	4%

Sales include foreign export sales as follows:

Three Months Ended	March 31 2005	March 31 2004
Export sales	$ 64,524	$ 83,712
Percent of sales	11%	13%

The geographic distribution of foreign sales for the first quarter of 2005 and 2004 is as follows:

Percent of Foreign Sales	March 31 2005	March 31 2004
COUNTRY
Canada	39%	41%
Chile	23%	--
Peru	21%	23%
Mexico	12%	16%
Ecuador	5%	1%
Spain	--	10%
China	--	4%
Indonesia	--	3%
India	--	2%

The majority of the Company's domestic and foreign sales for the first quarter of 2005 were used in industrial automation applications. It is Management’s opinion that the majority of foreign export applications will continue to be in industrial automation applications for the foreseeable future. Industrial Automation applications have historically been the majority of the Company’s domestic sales, which Management believes will continue for the foreseeable future, with additional sales revenues being provided by sales of MDCS for public safety entities. During the first quarter of 2005, MDCS sales levels accounted for 26% of the Company’s sales and service revenues. Management believes MDCS sales will remain strong in the near term, however MDCS sales are difficult to predict and cannot be assured due to public safety entity purchases being linked to uncertain government funding.

BACKLOG:

As of March 31, 2005, the Company had a sales order backlog of $114,900. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 5 to 10 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:

Cost of sales percentages of gross sales for the first quarters of 2005 and 2004 were 44% and 41% of gross sales respectively. The cost of sales increase for the first quarter of 2005 is the result of differences in product mix of the items sold during the quarter having increased cost and/or decreased profit margins, when compared with the product mix sold during the same quarter of 2004.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2005 increased $4,137 from first quarter of 2004 levels. The following is a delineation of operating expenses:

	March 31 2005	March 31 2004	Increase (Decrease)
Finance/Administration	$ 76,004	$ 62,417	$ 13,587
Research/Development	66,692	71,454	(4,762)
Marketing	105,033	104,555	478
Customer Service	29,262	34,428	(5,166)
Total Operating Expenses	$276,991	$272,854	$ 4,137

Finance and Administration: For the first quarter of 2005 Finance and Administration expenses increased $13,587 to $76,004, when compared with the first quarter of 2004. The increase is the result of increased professional services expenses during the quarter, when compared with the same quarter of 2004.

Research and Development: Research and Development expenses decreased $4,762 to $66,692, during the first quarter of 2005, due to decreased subcontracted engineering expertise as compared with the same period in 2004.

Marketing: During the first quarter of 2005, marketing expenses increased slightly to $105,033, when compared with the same period of 2004. Marketing expenses are comprised primarily of marketing employee salaries and benefits, marketing related travel expenses, advertising and tradeshow expenses.

Customer Service: Customer service expenses decreased $5,166, to $29,262 during the first quarter of 2005 due to an increased amount of department expenses being billed to customers for engineering services, when compared with the same quarter of 2004.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $6,324 in interest and dividend income during the quarter ending March 31, 2005. Sources of this income were money market accounts, certificates of deposit and marketable securities investments.

ENGINEERING SUPPORT:

Engineering support costs increased to $25,173 as of March 31, 2005, as compared to $17,176 for the same period of 2004. The increase in engineering support costs for the first quarter of 2005, is the result of increased engineering services projects undertaken by the Company during the first quarter of 2005, when compared with the same quarter of 2004.

NET INCOME:

The Company had a net income of $24,719 for the first quarter of 2005 compared to net income of $69,112 for the same quarter of 2004. The decrease in net income is the result of decreased sales revenues and increased operating expenses during the first quarter of 2005, when compared with the first quarter of 2004.

B. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2005 was 17.5:1 compared to 13:1 at December 31, 2004. The increase in current ratio is due to decreased current liability items such as federal income taxes and accounts payable, when compared with amounts at December 31, 2004.

For the quarter ending March 31, 2005, the Company had cash and cash equivalents of $404,281 as compared to cash and cash equivalent holdings of $488,480 at December 31, 2004. Available for sale marketable securities decreased from December 31, 2004 amounts of 1,344,619, to $1,016,381 as of March 31, 2005 as the result of restructuring of the Company’s investments to include certificates of deposit. The Company had certificates of deposit investments in the amount of $359,370 as of March 31, 2005. As of March 31, 2005, certain components of investments held by the Company, if sold as of March 31, 2005, would have presented a realized loss, net of tax of $2,535, compared with a potential loss of $6,350 as of December 31, 2004. The contingency for these items is reflected in the Balance Sheet as Accumulated Other Comprehensive Gain (Loss), and the Statement of Comprehensive Income, respectively, as of March 31, 2005.

Accounts receivable decreased to $229,526 as of March 31, 2005, from December 31, 2004 levels of $257,080, due to sales and collection cycle timing differences during the first quarter of 2005. Inventory decreased to $602,368 at March 31, 2005, from December 31, 2004 levels of $605,159. The Company's fixed assets, net of depreciation, decreased to $251,350 as of March 31, 2005 from December 31, 2004 levels of $253,456, due to depreciation of $17,678, and loss on asset disposition of $132. The Company’s capital expenditures for fixed assets during the first quarter of 2005 were $15,705, primarily for the purchase of production related test equipment and computer upgrades. Management believes additional capital expenditures may be necessary during 2005 to support the production and sale of the Company’s products.

Prepaid expenses increased to $19,232 as of March 31, 2005 as compared with $12,578 for December 31, 2004 due to timing differences in prepaid tradeshow and travel expenses. As of January 1, 2005, the Company entered into a 39-month agreement with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services. The current portion of the prepaid Netsuite Inc. services as of March 31, 2005 is reflected as prepaid software/network services and amounted to $16,306. The noncurrent, or long-term, portion of the prepaid Netsuite Inc. services as of March 31, 2005 is reflected as prepaid software/network services and is classified as a long-term asset for the Company.

As of March 31, 2005, trade accounts payable balance was $86,952 as compared with $96,949 at December 31, 2004, and reflects amounts owed for purchases of inventory items and contracted services. The Company recorded refundable deposit liabilities of $6,574 for prepayment of foreign sales prior to shipment and ongoing MDCS projects. Federal income taxes payable decreased to $11,319 at March 31, 2005 from $39,201 at December 31, 2004 as the result payment of the Company’s federal income tax liability during the first quarter of 2005. Accrued liabilities as of March 31, 2005 were $46,665, compared with $69,255 at December 31, 2004, and reflects items such as accrued vacation benefits, payroll and state tax liabilities.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2005 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2005.

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

ITEM III

CONTROLS & PROCEDURES

  Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

  Changes in internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

  Reports on Form 8-K

Form 8-K dated February 25, 2005 is incorporated herein by reference.

Exhibit Index Reference Form 10-QSB

Exhibit Number Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.

Form 8-K dated February 20, 2004 is incorporated herein by reference.

Form 8-K dated February 25, 2005 is incorporated herein by reference.

11.      Statement Re: computation of per share earnings. Note 3 to Financial Statements.

31.1    CEO Certification

31.2    CFO Certification

32       Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T.L. KIRCHNER
Date: May 11, 2005	Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

By: /s/ JON CORREIO
Date: May 11, 2005	Name: Jon Correio
Title: Director/Secretary/Treasurer
(Principal Financial Officer)