Form 10QSB
period 2005-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2005-08-11
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended:	June 30 2005
Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., #4
Kennewick WA 99336

Registrant’s telephone number, including area code:	(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of common stock as of June 30, 2005 was 5,148,667.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)
(Unaudited)

Six Months Ended	June 30, 2005	June 30, 2004
Sales	$ 1,130,184	$ 1,332,459
Other Revenues	16,135	10,864
Gross Profit	581,801	774,581

Net Income (Loss) Before Taxes	19,963	223,759
Net Income (Loss) After Taxes	5,247	147,687

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.00	$ 0.04
Diluted	0.00	0.04

Earnings (Loss) Per Share After Taxes
Basic	$ 0.00	$ 0.03
Diluted	0.00	0.03

Weighted Average Shares Outstanding (Basic)
Primary	5,148,667	5,098,667
Diluted	5,236,410	5,259,653

Total Assets	$ 2,903,995	$ 2,921,143

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,656,484	$ 2,651,964

Shareholders' Equity Per Share	$ 0.52	$ 0.52

Working Capital	$ 2,448,905	$ 2,457,490

Current Ratio	15.0:1	12.7:1

Equity To Total Assets	91%	91%

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

BALANCE SHEETS
(as prepared by Management)
(Unaudited)

	June 30, 2005	Dec. 31, 2004
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 563,380	$ 488,480
Short Term Certificates of Deposit Investments	269,460	--
Available for Sale Marketable Securities	928,995	1,344,619
Accounts Receivable, net of allowance for uncollectibles	216,560	257,080
Inventory	610,850	605,159
Accrued Interest	1,998	--
Prepaid Expenses	15,667	12,578
Prepaid Software/Network Services-current portion	16,306	--
Total Current Assets	2,623,216	2,707,916

PROPERTY & EQUIPMENT net of depreciation of $507,218 at June 30, 2005 and $476,185 at Dec. 31, 2004	234,946	253,456

OTHER ASSETS	3,198	4,624
DEFERRED INCOME TAX BENEFIT	14,100	17,300
PREPAID SOFTWARE/NETWORK SERVICES-long term portion	28,535	--
TOTAL ASSETS	$ 2,903,995	$ 2,983,296

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	72,426	96,949
Refundable Deposits	3,587	3,630
Accrued Liabilities	30,953	69,255
Distributions Payable	51,487	--
Federal Income Taxes Payable	15,858	39,201
Total Current Liabilities	174,311	209,035

DEFERRED INCOME TAXES	73,200	75,500

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,148,667 Shares Issued And Outstanding	5,149	5,149
Additional Paid-in Capital	966,184	966,184
Retained Earnings	1,697,012	1,743,252
Accumulated other Comprehensive Gain (Loss)	(11,861)	(15,824)
	2,656,484	2,698,761

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,903,995	$ 2,983,296

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(as prepared by Management)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

SALES	$ 547,178	$ 687,919	$ 1,130,184	$ 1,332,459
COST OF SALES	281,467	287,943	548,383	557,878
Gross Profit	265,711	399,976	581,801	774,581

OPERATING EXPENSES
Finance/Administration	62,696	51,257	138,699	113,675
Research & Development	69,659	80,273	136,351	151,727
Marketing	129,733	121,819	234,766	226,374
Customer Service	26,966	30,829	56,229	65,256
Total Operating Expenses	289,054	284,178	566,045	557,032
OPERATING INCOME (LOSS)	(23,343)	115,798	15,756	217,549

Other Income (expenses)
Interest/Investment Income	9,811	5,447	16,134	8,686
Uncollectible amount recovered	--	--	--	2,178
Realized Loss on Marketable Securities	(1,500)	--	(7,140)	--
Management Fee, Marketable Securities	(2,331)	(2,330)	(4,655)	(4,650)
Loss on Asset Disposal	--	--	(132)	(4)
Net Other Income (Expense)	5,980	3,117	4,207	6,210

NET INCOME (LOSS) BEFORE TAX	(17,363)	118,915	19,963	223,759
Provision For Income Tax	2,645	(40,340)	(14,716)	(76,072)

NET INCOME (LOSS)	$ (14,718)	$ 78,575	$ 5,247	$ 147,687

Basic Earnings (Loss) Per Share Before Tax	$ (0.00)	$ 0.02	$ 0.00	$ 0.04
Basic Earnings (Loss) Per Share After Tax	$ (0.00)	$ 0.01	$ 0.00	$ 0.03

Diluted Earnings (Loss) Per Share Before Tax	$ (0.00)	$ 0.02	$ 0.00	$ 0.04
Diluted Earnings (Loss) Per Share After Tax	$ (0.00)	$ 0.01	$ 0.00	$ 0.03

(See "Notes to Financial Statements")

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(as prepared by Management)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
NET INCOME (LOSS)	$ (14,718)	$ 78,575	$ 5,247	$ 147,687

OTHER COMPREHENSIVE GAIN (LOSS):
Unrealized gain (loss) on securities arising during period (net of tax effect)	1,609	(9,524)	(749)	(5,514)
COMPREHENSIVE INCOME (LOSS)	$ (13,109)	$ 69,051	$ 4,498	$ 142,173

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Six Months Ended	June 30, 2005	June 30, 2004
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ 5,247	$147,687
Noncash items included in income:
Depreciation	35,428	24,836
Amortization	1,426	2,128
Loss on Disposition of Assets	132	4
Loss on Marketable Securities	7,140	--
Provision for Federal Income Taxes	(2,042)	29,433
Accrued Interest	(1,998)	29,433

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	40,520	35,828
Certificates of Deposit Purchased	(450,000)	--
Marketable Securities Investments Purchased	--	(12,749)
Marketable Securities Investments Sold	595,028	--
Inventory	(5,691)	21,446
Prepaid Software and Network Services	(16,306)	--
Deferred Tax Benefit	3,200	--
Prepaid Expenses	(3,089)	2,658

DECREASE (INCREASE) IN LONG TERM ASSETS:
Prepaid Software and Network Services	(28,535)	--

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(62,825)	15,151
Refundable Deposits	(43)	(77,580)
Deferred Tax Liability	(2,300)	--
Accrued Federal Income Taxes	(23,343)	46,639
Deferred Income	--	(25,088)
	91,950	210,393
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Deposits applied to Property and Equipment	--	18,605
Additions To Property And Equipment	(17,050)	(34,688)
	(17,050)	(16,083)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
No Financing Activities Recorded	--	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,900	194,310
Cash And Cash Equivalents At Beginning Of Period	488,480	378,103
Cash And Cash Equivalents At Ending of Period	$ 563,380	$ 572,413

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 39,201	$ 0

Cash allocated for Cash Distribution	$ 51,487	$ 50,987

Cash And Cash Equivalents:
Cash	$ 11,100	$ 11,100
Money Market Accounts	552,280	561,313
	$ 563,380	$ 572,413

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10QSB are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six month periods ending June 30, 2005 and June 30, 2004. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2004 as filed with Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 2005 and June 30, 2004, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	June 30 2005	December 31 2004
Parts	$223,163	$ 248,433
Work in progress	153,245	104,488
Finished goods	234,442	252,238
	$610,850	$ 605,159

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,148,667 and 5,098,667 for the six month periods ended June 30, 2005 and 2004 respectively. For net loss per share calculations, the nondiluted outstanding shares as of June 30, 2005, 5,148,667 shares, is used as a denominator, so as to avoid decreasing the net loss per share amount.

For the six months ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS Income available to common stockholders	$5,247	5,148,667	$0.00
Diluted EPS Income available to common stockholders + assumed conversions	$5,247	5,236,410	$0.00

NOTE 4 - STOCK OPTIONS

As of June 30, 2005, the Company had stock options outstanding, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 25, 2005, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 25, 2005 totaled 195,000 shares under option and have an exercise price of $0.78 per share. The options granted on February 25, 2005 may be exercised any time during the period from February 25, 2005 through February 25, 2008. The Company's Form 8-K dated February 25, 2005, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12-month period from June 30, 2004 to June 30, 2005, 155,000 shares under option expired, 50,000 shares under option were exercised, and 195,000 shares under option were granted. At June 30, 2005 there were 545,000 shares under option reserved for future exercises.

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

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

For the quarter ended June 30, 2005, the Company’s only item of other comprehensive income (loss) was unrealized gain on marketable securities investments, net of tax in the amount of $1,609, resulting from changes in value of mutual fund investments held by the Company. During the second quarter of 2004, the only item of comprehensive income (loss) was unrealized loss on marketable securities investments, net of tax in the amount of $9,524.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the six-month period ended June 30, 2005, services in the amount of $77,202 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

NOTE 7 - CASH DISTRIBUTION

On June 2, 2005, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 24, 2005, of $0.01 per share of common stock, with a payable date of July 13, 2005. The payment of the cash distribution was completed by July 13, 2005. For the quarter ended June 30, 2005, the Company recognized a current liability in the amount of $51,487, reflecting the total dollar value of the cash distribution. The Company’s Form 8-K dated June 2, 2005, as filed with the Securities and Exchange Commission is included herein by reference.

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2005. The following statements may be forward looking in nature and actual results may differ materially.

A. Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services decreased to $547,178 for the second quarter of 2005, compared to $687,919 for the second quarter of 2004, reflecting a decrease of 20%. Gross revenues decreased to $556,989 for the quarter ended June 30, 2005, from $693,366 for the same quarter of 2004. Year to date sales decreased to $1,130,184 as of June 30, 2005 as compared to $1,332,459 as of June 30, 2004, reflecting a decrease of 15% for the first six months of 2005. Year to date gross revenues decreased to $1,146,319 as of June 30, 2005 compared to $1,343,323 as of June 30, 2004. The decrease in revenues for the second quarter of 2005 is the result of decreased foreign Industrial Automation and domestic Mobile Data Computer Systems (MDCS) product sales, both of which were sales categories that had comparatively strong sales performance during the same quarter of 2004. Management believes the revenue decrease is the result of increased product and price competition in the industrial automation market, which negatively impacted revenues during 2004 and continues to impact revenues during 2005, as well as economic factors negatively effecting customer spending for industrial automation projects. Management believes that the reduction in MDCS revenues is the result of timing differences in federal and local funding cycles for public safety projects, when compared with the same period of 2004. Management remains concerned that 2005 sales revenues may be negatively impacted by these competitive and economic factors. To counter these competitive and economic factors the Company has increased salesperson activity to enhance relationships with resellers of the Company’s products, as well as maintaining existing marketing efforts of tradeshow attendance specifically targeted to markets of the Company’s products.

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

The Company's revenues fall into four major customer categories, Domestic, Export, Mobile Data Computer Systems (MDCS) and U.S. Government sales. Domestic commercial sales increased to $324,973 in the second quarter of 2005, as compared to $275,651 for the second quarter of 2004, which Management believes is the result of increased marketing activity during the first half of 2005. Foreign export sales for the second quarter of 2005 decreased to $61,680 as compared to the $232,156 in the same quarter of 2004. The decrease in export sales is due to lower than expected sales of the Company’s products in Mexico and Ecuador, both regions that had strong sales revenues during the same quarter of 2004. Sales revenues were also lower to Croatia, when compared with the same period of 2004, the result of sporadic sales activities by the Company’s Croatian distributor. MDCS sales for public safety entities decreased to $140,004 in the second quarter of 2005, as compared to $178,669 for the second quarter of 2004, which Management believes is the result of timing differences in federal and local funding cycles for public safety projects, when compared with the same period of 2004. U.S. Government sales increased to $20,521 in the second quarter of 2005, when compared with second quarter 2004 U.S. Government sales of $1,443, due to the companies products being included in a material handling project for the U.S. Army.

During the quarter ended June 30, 2005 no sales to a single customer comprised 10% or more of the Company’s sales revenues for the quarter ended June 30, 2005.

A percentage breakdown of EST's major customer categories of Domestic, Export, MDCS and U.S. Government Sales, for the second quarter of 2005 and 2004 are as follows:

For the second quarter of
	2005	2004
Domestic Sales	59%	40%
Export Sales	11%	34%
Mobile Data Computer Sales	26%	26%
U.S. Government Sales	4%	0%

A percentage breakdown of EST's product sales categories for the second quarter of 2005 and 2004 are as follows:

For the second quarter of	2005	2004
ESTeem Model 192 (Licensed and non-Ethernet Spread Spectrum Modems	41%	50%
ESTeem Model 192E and 195Eg (Ethernet Modems)	34%	28%
ESTeem Accessories	16%	16%
Factory Services	2%	2%
Site Support	7%	4%

Sales for the second quarter of 2005 and 2004 include foreign export sales as follows:

Three Months Ended	June 30, 2005	June 30, 2004
Export sales	$ 61,680	$ 232,156
Percent of sales	11%	34%

The geographic distribution of foreign sales for the second quarter of 2005 and 2004 is as follows:

Percent of Foreign Sales
COUNTRY	June 30, 2005	June 30, 2004
Canada	32%	19%
Chile	29%	2%
Australia	8%	--
Mexico	8%	23%
Puerto Rico	7%	4%
Ecuador	7%	20%
Venezuela	5%	--
Peru	4%	Nil
Croatia	--	14%
Taiwan	--	9%
Brazil	--	8%
Indonesia	--	Nil

The majority of the Company's domestic and foreign sales for the second quarter of 2005 were used in Industrial Automation applications. It is Management’s opinion that the majority of the Company’s sales will continue to be in Industrial Automation applications for the foreseeable future. Industrial Automation applications for the Company’s products will be augmented by sales of MDCS for public safety entities. During the second quarter of 2005, MDCS sales accounted for 26% of the Company’s sales and service revenues.

Based on prior sales experience, U.S. Government purchases of the Company’s products are pursuant to the Company’s General Services Administration (GSA) contract or through open market purchases by U.S. Government agencies or contractors. Management believes that although there was an increase in government sales, the trend is for decreased U.S. Government sales, which Management believes will continue for the foreseeable future. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

BACKLOG:

The Corporation had backlog of $36,000 as of June 30, 2005, which is an unusually low backlog level for the Company. Management believes the decreased backlog level is the result of timing differences in customer ordering for projects and also the result of decreased sales revenues when compared with the same period of 2004. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarter of 2005 and 2004 was 51% and 42%, respectively. The cost of sales increase for the second quarter of 2005 is the result the product mix for items sold shifted toward the ESTeem 195Eg, which is earlier in the product life cycle and has a decreased profit margin than more mature products sold by the Company. Cost of sales percentage was also effected by decreased profit margins for engineering services performed by the Company, when compared with the same quarter of 2004.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2005 increased $4,876 from the second quarter of 2004. The following is an outline of operating expenses:

For the quarter ended:	June 30, 2005	June 30, 2004	Increase (Decrease)
Finance/Administration	$ 62,696	$ 51,257	$ 11,439
Research/Development	69,659	80,273	(10,614)
Marketing	129,733	121,819	7,914
Customer Service	26,966	30,829	(3,863)
Total Operating Expenses	$ 289,054	$ 284,178	$ 4,876

FINANCE AND ADMINISTRATION:

During the second quarter of 2005, Finance and Administration expenses increased $11,439 from the same quarter of 2004. The increase is the result of increased professional services required by the Company for government compliance and administration, increased director reimbursed travel expenses related to the Company’s annual meeting, and increased bad debt expense recognized by the Company during the quarter when compared the same quarter of 2004.

RESEARCH AND DEVELOPMENT:

Research and Development expenses decreased $10,614 during the second quarter of 2005, when compared with the same period in 2004. The decrease is due to decreased subcontracted engineering expertise and development related material when compared with the same quarter of 2004.

MARKETING:

During the second quarter of 2005, marketing expenses increased $7,914 from the same period in 2004. The increase is the result of increased department salaries and telephone expenses when compared with the same quarter of 2004.

CUSTOMER SERVICE:

Customer service expenses decreased $3,863 during the second quarter of 2005, when compared with the same quarter of 2004. The decrease is due to decreased department related travel expenses, and increased proportion of department costs being billed directly to customers for engineering services when compared with the same quarter of 2004.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $9,811 in interest and dividend income during the quarter ended June 30, 2005. Sources of this income were money market accounts, certificates of deposit and marketable securities investments.

NET INCOME (LOSS):

The Company had a net loss of $14,718 for the second quarter of 2005, compared to a $78,575 net income for the same quarter of 2004. The decrease in profitability is attributable to decreased sales revenues and increased operating expenses during the second quarter of 2005 when compared with the same quarter of 2004.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2005 was 15:1 compared to 13:1 at December 31, 2004. The increase in current ratio is the result of decreased accounts payable, accrued liabilities and federal income tax payable liability as of June 30, 2005 when compared with year-end 2004. For the quarter ending June 30, 2005, the Company had cash and cash equivalents of $563,380, compared to cash and cash equivalent holdings of $488,480 at December 31, 2004. Available for sale marketable securities decreased to $928,995 compared to $1,344,619 at December 31, 2004 as the result of restructuring of the Company’s investments to include certificates of deposit. The Company had certificates of deposit investments in the amount of $269,460 as of June 30, 2005. Certain components of investments held by the Company, if sold as of June 30, 2005, would have presented a realized loss net of tax of $11,861, as compared with a potential loss net of tax, of $15,824 as of December 31, 2004. The contingency for these items is reflected in the Balance Sheet as Accumulated Other Comprehensive Gain (Loss), and the Statement of Comprehensive Income (Loss), respectively, as of June 30, 2005.

Accounts receivable decreased to $216,560 as of June 30, 2005, from December 31, 2004 levels of $257,080, due to sales and collection differences during the second quarter of 2005, when compared with year-end 2005. Inventory increased to $610,850 at June 30, 2005, from December 31, 2004 levels of $605,159, due to lower than expected product sales during the first half of 2005. The Company's fixed assets, net of depreciation, decreased to $234,946 as of June 30, 2005, from December 31, 2004 levels of $253,456, due to depreciation of $35,428 and loss on asset disposition of $132, and being offset by capital expenditures of $17,050 for fixed assets. The Company’s capital expenditures for fixed assets were primarily computer upgrades and production related equipment. Management foresees additional capital expenditures may be necessary in 2005 to support the production and sale of the Company’s products.

As of January 1, 2005, the Company entered into a 39-month agreement with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services. The current portion of the prepaid Netsuite Inc. services as of June 30, is reflected as prepaid software/network services and amounted to $16,306. The long-term portion of the prepaid Netsuite Inc. services as of June 30, 2005 is reflected as prepaid software/network services and is classified a long-term asset for the Company.

As of June 30, 2005, the Company’s trade accounts payable balance was $72,426 as compared with $96,949 at December 31, 2004, and reflects amounts owed for inventory items, contracted services, and state tax liabilities. Refundable deposit liability was $3,587 for the quarter ended June 30, 2005, and reflects prepaid foreign sales prior to shipment. Accrued liabilities as of June 30, 2005 were $30,953, compared with $69,255 at December 31, 2004, and reflect items such as accrued vacation benefits. The Company announced a cash distribution, payable during July 2005 in the amount of $51,487, which has been recognized as a liability as of June 30, 2005. Federal income taxes payable decreased to $15,858 as of June 30, 2005 a result of the Company’s decreased profitability during the first half of 2005.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2005 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2005.

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

ITEM III

CONTROLS & PROCEDURES
  Evaluation of Disclosure Controls and Procedures. An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II
OTHER INFORMATION

Item 4. Submission of Matters to the Securities Holders

At the Company's Annual Stockholder Meeting on June 3, 2005, in Kennewick, Washington the following items were voted on by the stockholders with the following outcomes:

Item #1 Election of Director:

Tom L. Kirchner

Votes for: 4,163,834	Abstaining: 44,346

Item #2 Ratification of Moe O’Shaughnessy & Associates, P.S. as independent auditors and tax service provider for the Corporation for the fiscal year ending December 31, 2005.
Votes for: 4,158,124	Votes against: 38,228	Abstaining: 11,828

Item #3 Authorization of proxy to vote upon other matters as may properly come before the meeting. (No such issues were brought before the meeting)

Votes for: 4,121,184	Votes against: 63,646	Abstaining: 23,350

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

Form 8-K dated February 25, 2005 is incorporated herein by reference.
Form 8-K dated June 2, 2005 is incorporated herein by reference.

Exhibit Index Reference Form 10-QSB

Exhibit Number Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.

Form 8K dated February 25, 2005 is incorporated herein by reference

11. Statement Re: computation of per share earnings Note 3 to Financial Statements

31.1 CEO Certification

31.2 CFO Certification

32 Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: August 8, 2005	/s/ T.L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President (Principal Executive Officer)
Date: August 8, 2005	/s/ JON CORREIO
Name: Jon Correio
Title: Director/Secretary/Treasurer (Principal Financial Officer)