Form 10QSB
period 2005-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2005-11-14
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30 2005
Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., Building B
Kennewick WA 99336

Registrant’s telephone number, including area code:	(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of common stock as of September 30, 2005 was 5,148,667.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)
(Unaudited)

SELECTED FINANCIAL DATA

Nine Months Ended	September 30, 2005	September 30, 2004
Sales	$ 1,780,378	$ 1,789,944
Other Revenues	27,393	16,861
Gross Profit	954,104	1,011,359

Net Income (Loss) Before Taxes	139,823	218,401
Net Income (Loss) After Taxes	86,193	144,151

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.03	$ 0.04
Diluted	0.03	0.04

Earnings (Loss) Per Share After Taxes
Basic	$ 0.02	$ 0.03
Diluted	0.02	0.03

Weighted Average Shares Outstanding
Primary	5,148,667	5,098,667
Diluted	5,227,891	5,268,324

Total Assets	$ 2,978,294	$ 2,870,903

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,735,351	$ 2,651,522

Shareholders' Equity Per Share	$ 0.53	$ 0.52

Working Capital	$ 2,540,385	$ 2,472,977

Current Ratio	15.5:1	16.5:1

Equity To Total Assets	92%	92%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
(as prepared by Management)
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 392,228	$ 488,480
Short Term Certificates of Deposit Investments	449,370	--
Available for Sale Marketable Securities	925,934	1,344,619
Accounts Receivable, Net of Allowance for Uncollectibles	311,966	257,080
Inventory	587,272	605,159
Accrued Interest	4,065	--
Prepaid Expenses	26,089	12,578
Prepaid Software/Network Services-current portion	18,104	--
Total Current Assets	2,715,028	2,707,916

PROPERTY & EQUIPMENT Net of Depreciation of $524,968 at September 30, 2005 and $476,185 at December 31, 2004	217,196	253,456

OTHER ASSETS	2,486	4,624
Deferred Income Tax Benefit	15,700	17,300
PREPAID SOFTWARE/NETWORK SERVICES-long term portion	27,884	--
TOTAL ASSETS	$ 2,978,294	$ 2,983,296

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	68,827	96,949
Refundable Deposits	7,667	3,630
Accrued Liabilities	37,949	69,255
Federal Income Taxes Payable	60,200	39,201
Total Current Liabilities	174,643	209,035

Deferred Income Taxes	68,300	75,500

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,148,667 Shares Issued And Outstanding	5,149	5,149
Additional Paid-in Capital	966,184	966,184
Retained Earnings	1,777,958	1,743,252
Accumulated Other Comprehensive Gain (Loss)	(13,940)	(15,824)
2,735,351		2,698,761

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,978,294	$ 2,983,296

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(as prepared by Management)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

SALES	$ 650,195	$ 457,485	$ 1,780,378	$ 1,789,944
COST OF SALES	277,890	220,707	826,274	778,585
Gross Profit	372,305	236,778	954,104	1,011,359

OPERATING EXPENSES
Finance/Administration	43,044	40,379	181,743	154,053
Research & Development	66,934	85,858	203,285	237,586
Marketing	129,057	94,702	363,823	321,076
Customer Service	22,324	24,882	78,552	90,138
Total Operating Expense	261,359	245,821	827,403	802,853
OPERATING INCOME (LOSS)	110,946	(9,043)	126,701	208,506

Other Income (Expenses)
Interest/Investment Income	11,259	5,916	27,393	14,603
Realized Loss on Marketable Securities	--	--	(7,140)	--
Management Fee, Marketable Securities	(2,344)	(2,312)	(6,999)	(6,962)
Uncollectible Amounts Recovered	--	81	--	2,258
Loss on Asset Disposal	--	--	(132)	(4)
Net Other Income (Expense)	8,915	3,685	13,122	9,895

INCOME (LOSS) BEFORE TAX	119,861	(5,358)	139,823	218,401
Provision For Income Tax	(38,914)	1,822	(53,630)	(74,250)

NET INCOME (LOSS)	$ 80,947	$ (3,536)	$ 86,193	$ 144,151

Basic Earnings (Loss) Per Share Before Tax	$ 0.02	$ (0.00)	$ 0.03	$ 0.04
Basic Earnings (Loss) Per Share After Tax	$ 0.02	$ (0.00)	$ 0.02	$ 0.03

Diluted Earnings (Loss) Per Share Before Tax	$ 0.02	$ (0.00)	$ 0.03	$ 0.04
Diluted Earnings (Loss) Per Share After Tax	$ 0.02	$ (0.00)	$ 0.02	$ 0.03

(See "Notes to Financial Statements")

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(as prepared by Management)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
NET INCOME (LOSS)	$ 80,947	$ (3,536)	$ 86,193	$ 144,151

OTHER COMPREHENSIVE GAIN (LOSS):
Unrealized gain (loss) on securities arising during period (net of tax effect)	(2,080)	3,094	(2,829)	(2,420)
COMPREHENSIVE INCOME (LOSS)	$ 78,867	$ (442)	$ 83,364	$ 141,731

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Nine Months Ended	September 30, 2005	September 30, 2004

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$86,193	$144,151
Noncash items included in income:
Depreciation	53,178	40,450
Amortization	2,138	3,192
Loss on Disposition of Assets	132	4
Loss on Marketable Securities	7,140	--
Provision for Federal Income Taxes	(969)	29,433
Accrued Interest	(4,065)	--

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	(54,886)	41,683
Certificates of Deposit Purchased	(720,000)	--
Marketable Securities Investments Purchased	--	(12,749)
Marketable Securities Investments Sold	685,028	--
Inventory	17,887	(76,822)
Prepaid Software and Network Services	(18,104)	--
Deferred Tax Benefit	1,600
Prepaid Expenses	(13,511)	(13,876)

DECREASE (INCREASE) IN LONG TERM ASSETS:
Prepaid Software and Network Services	(27,884)	--

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(59,428)	(18,347)
Refundable Deposits	4,037	(42,666)
Deferred Tax Liability	(7,200)	--
Accrued Federal Income Taxes	(20,999)	44,817
Deferred Income	--	(25,088)
(27,715)		114,182

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Deposits Applied to Property and Equipment	--	18,605
Additions To Property And Equipment	(17,050)	(35,436)
(17,050)		(16,831)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Cash Distribution Paid to Shareholders	(51,487)	(50,987)
(51,487)		(50,987)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(96,252)	46,364
Cash And Cash Equivalents At Beginning Of Period	488,480	378,103
Cash And Cash Equivalents At Ending of Period	$ 392,228	$ 424,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 39,201	$ 0

Cash And Cash Equivalents:
Cash	$ 9,194	$ 11,100
Money Market Accounts	383,034	413,367
$ 392,228		$ 424,467

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10QSB are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2005 and September 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2004 as filed with Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 2005 and September 30, 2004, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

September 30 2005		December 31 2004
Parts	$291,809	$ 248,433
Work in progress	105,758	104,488
Finished goods	189,705	252,238
$587,272		$ 605,159

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,148,667 and 5,098,667 for the quarters ended September 30, 2005 and 2004 respectively.

For the Nine Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS Income available to common stockholders	$86,193	5,148,667	$0.02
Diluted EPS Income available to common stockholders + assumed conversions	$86,193	5,227,891	$0.02

NOTE 4 - STOCK OPTIONS

As of September 30, 2005, the Company had outstanding stock options that have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company. On February 25, 2005, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 25, 2005 totaled 195,000 shares under option and have an exercise price of $0.78 per share. The options granted on February 25, 2005 may be exercised any time during the period from February 25, 2005 through February 25, 2008. The Company's Form 8-K dated February 25, 2005, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

During the 12-month period from September 30, 2004 to September 30, 2005, 155,000 shares under option expired, 50,000 shares under option were exercised, and 195,000 shares under option were granted. At September 30, 2005 there were 545,000 shares under option reserved for future exercises.

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

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

For the first nine months of 2005, the Company’s only item of other comprehensive income (loss) was unrealized losses on marketable securities investments, net of tax in the amount $2,829. During the same period of 2004, the Company’s only item of other comprehensive income (loss) was unrealized losses on marketable securities investments, net of tax in the amount $2,420.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 2005 services in the amount of $139,543 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

NOTE 7 - CASH DISTRIBUTION

On June 2, 2005, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 24, 2005, of $0.01 per share of common stock, with a payable date of July 13, 2005. The payment of the cash distribution totaling $51,487 was completed by July 13, 2005. The Company’s Form 8-K dated June 2, 2005, as filed with the Securities and Exchange Commission is included herein by reference.

ITEM II

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the company’s unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2005. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem systems, accessories, and services increased to $650,195 for the third quarter of 2005 as compared to $457,485 in the third quarter of 2004, reflecting an increase of 42% from the previous year’s quarter. Gross revenues increased to $661,454 for the quarter ending September 30, 2005, from $463,482 for the third quarter of 2004, reflecting an increase of 43% from the previous year. Management believes the increase in sales revenue is due to strong domestic and foreign export Industrial Automation product sales for the quarter when compared with relatively soft performance from these market segments during the same quarter of 2004. Management believes the increase in foreign export sales is the result of the comparatively strong third quarter 2005 sales into the countries of Colombia, Croatia and Canada for Industrial Automation projects, when compared with the third quarter of 2004. Management is of the opinion that domestic sales increased due to strong sales of the Company’s ESTeem 195Eg Ethernet modem product and related accessories for Ethernet based Industrial Automation projects when compared with the same quarter of 2004.

As of September 30, 2005, revenues from the sale of the Company’s products and services decreased to $1,780,378 for the first nine months of 2005, as compared to $1,789,944 for the same period of 2004. Management believes the decrease in revenues year-to-date, is the result of increased product and price competition in the industrial automation market, which negatively impacted revenues during 2004 and the first half of 2005. Not withstanding third quarter results, Management is cautious that 2005 sales revenues as a whole will be negatively impacted by these competitive and economic factors. The Company continues to counter these competitive and economic factors by increasing salesperson activity to enhance relationships with resellers of the Company’s products and to maintain tradeshow attendance specifically targeted to markets of the Company’s products.

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

The Company's revenues fall into four major customer categories, Domestic, Export, Mobile Data Computer (MDCS) and U.S. Government Sales. Domestic commercial sales increased to $376,546 in the third quarter of 2005 as compared to $295,566 for the third quarter of 2004. Foreign export sales for the third quarter of 2005 increased to $180,282 as compared to the $80,441 in the same quarter of 2004, due to strong sales to Colombia, Croatia and Canada when compared with the same period of 2004. MDCS sales for public safety entities increased to $81,710 in the third quarter of 2005, as compared to $66,651 for the same period of 2004. In September 2005, the Company received a commitment from Mississippi State Highway Patrol to purchase MDCS related products of approximately $210,000 through a reseller of the Company’s products. As of September 30, 2005, the Company had completed delivery of $30,000 in products for this project, and expects to complete delivery by the end of the first quarter of 2006. However completion is dependent upon order release from the reseller and integration scheduling on the part of the Mississippi State Highway Patrol. U.S. Government sales decreased slightly to $11,657 in the third quarter of 2005, from third quarter 2004 levels of $14,827. Due to the uncertain nature of U.S. Government purchasing, Management does not base profitability or liquidity projections on expected U.S. Government sales.

No sale to a single customer comprised 10% or more of the Company’s product and service sales for the quarter ending September 30, 2005.

A percentage breakdown of EST’s major customer categories of Domestic, Export and U.S. Government Sales, for the third quarter of 2005 and 2004 is as follows:

For the third quarter of
	2005	2004
Domestic Sales	58%	64%
Export Sales	28%	18%
Mobile Data Computer Sales	12%	15%
U.S. Government Sales	2%	3%

A percentage breakdown of EST's product sales categories for the third quarter of 2005 and 2004 are as follows:

For the Quarter Ended September 30
	2005	2004
ESTeem Model 192 (Licensed and non-Ethernet Spread Spectrum Modems)	39%	48%
ESTeem Model 192E and 195Eg (Ethernet Modems)	42%	26%
ESTeem Accessories	13%	18%
Factory Services	2%	2%
Site Support	4%	6%

Sales for the third quarter of 2005 and 2004 include foreign export sales as follows:

Three Months Ended	September 30, 2005	September 30, 2004
Export sales	$ 180,282	$ 80,442
Percent of sales	28%	18%

The geographic distribution of foreign sales for the third quarter of 2005 and 2004 is as follows:

Percent of Foreign Sales
COUNTRY	September 30, 2005	September 30, 2004
Colombia	25%	--
Canada	18%	42%
Croatia	17%	--
Mexico	15%	12%
Chile	11%	9%
Puerto Rico	5%	Nil
Peru	5%	10%
Singapore	2%	--
Jordan	2%	--
Brazil	Nil	15%
Ecuador	--	10%
Egypt	--	2%

The majority of the Company's domestic and foreign sales for the third quarter of 2005 were used in Industrial Automation applications It is Management’s opinion that the majority of the Company’s sales will continue to be in Industrial Automation applications for the foreseeable future. Industrial Automation applications for the Company’s products will be augmented by sales of MDCS for public safety entities. During the third quarter of 2005, MDCS sales accounted for 12% of the Company’s sales and service revenues.

BACKLOG:

The Company had a backlog of $198,400 at September 30, 2005, which was comprised of orders placed late in September and ongoing MDCS projects. Customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 2005 and 2004 were 43% and 48%, respectively. The cost of sales decrease during the third quarter of 2005 is the result a favorable change in product mix of items sold and pricing discounts on those products, when compared with the same period of 2004.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2005 increased $15,539 when compared with the third quarter of 2004. The following is a delineation of operating expenses:

For the quarter ended:	September 30, 2005	September 30, 2004	Increase (Decrease)
Finance/Administration	$ 43,044	$ 40,379	$ 2,665
Research/Development	66,934	85,858	(18,924)
Marketing	129,057	94,702	34,355
Customer Service	22,324	24,882	(2,558)
Total Operating Expenses	$ 261,359	$ 245,821	$ 15,538

FINANCE AND ADMINISTRATION:

During the third quarter of 2005 Finance and Administration expenses increased to $43,044 when compared with the third quarter of 2004. The increase is the result of increased professional services required by the Company for government compliance and administration when compared the same quarter of 2004.

RESEARCH AND DEVELOPMENT:

During the third quarter of 2005, Research and Development expenses decreased $18,924 when compared with the third quarter of 2004. The decrease is the result of decreased subcontracted engineering expertise and development related material when compared with the same quarter of 2004, which had strong development activity for the ESTeem 195Eg product.

MARKETING:

Marketing expenses increased $34,355 during the third quarter of 2005 when compared with the third quarter of 2004 due to increased department related salaries, travel and tradeshow expenses. The increase is due to the hiring of an additional sales manager during 2005, increased sales related travel and increased tradeshow attendance by the Company during the third quarter of 2005.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 2005 decreased $2,558 when compared with the third quarter of 2004. The decrease is due to decreased department related travel expenses, and increased proportion of department costs being billed directly to customers for engineering services when compared with the same quarter of 2004.

INTEREST AND INVESTMENT INCOME:

The Company earned $11,259 in investment and interest income for the quarter ended September 30, 2005. Sources of this income were money market accounts, certificates of deposit and marketable securities investments.

NET INCOME (LOSS):

The Company recorded a net income of $80,947 for the third quarter of 2005, compared to a net loss of $3,536 for the third quarter of 2004. The increase is the result of increased sales revenues during the third quarter of 2005 when compared with the third quarter of 2004. Year to date, the Company has net income of $86,193 for the nine months ended September 30, 2005, compared with $144,151 for the same period of 2004. The decreased year to date net income is the result of decreased sales revenues and increased operating expenses negatively effecting year to date profitability when compared with the same period of 2004.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2005 was 15.5:1 compared to 13:1 at December 31, 2004. The increase in current ratio is due to decreased accounts payable liabilities as of September 30, 2005 when compared with December 31, 2004 amounts. Management views that this trend is likely to continue for the year as a whole.

For the quarter ending September 30, 2005, the Company had cash and cash equivalent holdings of $392,228 as compared to cash and cash equivalent holdings of $488,480 at December 31, 2004. Available for sale marketable securities decreased to $925,934 compared to $1,344,619 at December 31, 2004 as the result of restructuring of the Company’s investments to include certificates of deposit. The Company had certificates of deposit investments in the amount of $449,370 as of September 30, 2005. Certain components of investments held by the Company, if sold as of September 30, 2005, would have presented a realized loss net of tax, of $13,940, compared with a potential loss net of tax, of $15,824 as of December 31, 2004. The contingency for these items is reflected in the Balance Sheets as Accumulated Other Comprehensive Gain (Loss), and the Statements of Comprehensive Income (Loss), respectively, as of September 30, 2005.

Accounts receivable increased to $311,966 as of September 30, 2005, from December 31, 2004 levels of $257,080, due to strong late third quarter 2005 sales activity. Inventory decreased to $587,272 at September 30, 2005, from December 31, 2004 levels of $605,159, due to increased product sales during the third quarter of 2005. The Company's fixed assets, net of depreciation, decreased to $217,196 as of September 30, 2005, from December 31, 2004 levels of $253,456 due to capital expenditures of $17,050 for fixed assets and being offset by depreciation of $53,178, and loss on asset disposition of $132. Prepaid expenses increased to $26,089 as of September 30, 2005 from December 31, 2004 amounts of $12,578 due to recent renewal of annual insurance policies and increased prepaid tradeshow expenses.

As of January 1, 2005, the Company entered into a 39-month agreement with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services. The current portion of the prepaid Netsuite Inc. services as of September 30, 2005, is reflected as prepaid software/network services and amounted to $18,104. The long-term portion of the prepaid Netsuite Inc. services as of September 30, 2005 is reflected as prepaid software/network services and is classified a long-term asset for the Company.

As of September 30, 2005, the Company’s trade accounts payable balance was $68,827 as compared with $96,949 at December 31, 2004, and reflects amounts owed for purchases of inventory items, contracted services and capital expenditures. Refundable deposit liability was $7,667 for the quarter ended September 30, 2005, and reflects prepaid amounts for foreign export orders received in late September 2005. Accrued liabilities as of September 30, 2005 were $37,949, compared with $69,255 at December 31, 2004, and reflect items such as accrued vacation benefits, and quarterly payroll and excise tax liabilities. Federal Income Taxes payable increased to $60,200 as of September 30, 2005 as a result of the Company’s year-to-date profitability and estimated tax liabilities.

It is Management’s opinion the Company’s cash, cash equivalent reserves, and working capital at September 30, 2005 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

ITEM III
CONTROLS & PROCEDURES

  Evaluation of Disclosure Controls and Procedures. An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 7, 2005	/s/ T.L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)
Date: November 7, 2005	/s/ JON CORREIO
Name: Jon Correio
Title: Vice President, Finance & Administration
(Principal Financial Officer)