Form 10KSB
period 2005-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2006-03-28
CIK 752294

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934
For the transition period____ to____

Commission file number 000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(Name of small business issuer in its charter)

Washington	91-1238077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 N. Quay St., Bldg B1, Kennewick , Washington	99336
(Address of principal executive offices)	(Zip Code)
Issuer's telephone number	(509) 735-9092

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  Common

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ] Not applicable [ ]

State issuer's revenues for its most recent fiscal year. $2,460,506

On February 24, 2006 the aggregate market value, based on the asked price, of the voting stock held by nonaffiliates of the registrant was $3,384,259.

The number of shares outstanding of the registrant's common stock as of February 24, 2006:  5,153,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  Form 8-K dated June 3, 2005. Forms 8-K dated February 25, 2005 and February 10, 2006.

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

BUSINESS

Electronic Systems Technology, Inc. ("EST" or the "Company") specializes in the manufacturing and development of wireless modem products. The Company uses manufacturing, marketing, and research and development efforts to produce and market the Company’s line of ESTeem (tm) Wireless Modem products and accessories. The Company offers products, which provide innovative communication solutions for applications not served or underutilized by conventional communication systems. The Company’s products are offered in the process automation markets in commercial, industrial, and government arenas both domestically and internationally, as well as domestic markets for public safety communications infrastructure. The Company’s products are marketed through direct sales, sales representatives, and resellers.

The Company was incorporated in the State of Washington in February 1984, and was granted a United States Patent for the "Wireless Computer Modem" in May 1987, and Canadian patent in October 1988. During the past three years, the Company has continued product improvements and enhancements to incorporate continuing technological developments, and respond to customer needs and market opportunities. Development efforts during 2005 were focused on continued enhancement of the ESTeem 195E Ethernet based radio frequency modem and development of the increased output power ESTeem 192MHP modem. The Model 195E Series products are multi-protocol, Ethernet based, spread spectrum nonlicensed radio frequency modems, with a physically reduced "footprint" and higher RF data rates, up to 54 Megabits per second (Mbps), which the Company intends to develop into several products utilizing different frequency options for perceived market opportunities. The ESTeem 192MHP is a development of the high output power ESTeem 192CHP modem and is targeted at long physical distance public safety and Supervisory Control and Data Acquisition (SCADA) applications. In an effort to maintain and expand its customer base, with particular focus on the industrial control marketplace, the Company continues efforts to team with all major programmable logic controller (PLC) hardware vendors. During 2005, the Company continued marketing products for use in SCADA, Industrial Automation, Public Safety Communication and Government marketplaces.

PRODUCTS AND MARKETS

The Company’s ESTeem wireless modem product lines provide wireless communication links between computers, peripherals, and instrumentation controls using radio frequency waves. The proliferation of computer applications in business, industry and public service has created a dynamic environment of automation and networking, requiring constantly growing amounts of data transfer. Prior to the invention of the ESTeem modem, the majority of data transfers used telephone modems or direct cable connections, both of which have costly side effects. Telephone modems have a potentially expensive monthly charge for the use of telephone lines, and direct cable connections can have installation costs as much or more than the cost of the communication system. ESTeem wireless modem products provide a wireless solution for data transfer by eliminating the need for conventional hardwiring and leased phone lines.

All of the ESTeem models ("ESTeems") come with industry standard asynchronous or Ethernet communications ports, giving users new dimensions to "Local Area Networking". ESTeem modems work on a "packet burst" communications concept. Packet systems, whether hardwired or radio, share the same principle of operation: data is taken from RS-232C, RS-422, RS-485 asynchronous or Ethernet ports and transmitted in "Electronic Packets". Once a packet of data is formed, the packet is transmitted in a "burst," from one ESTeem modem to another ESTeem modem, hence the term "packet burst communications." Internal Digi-Repeater features allow the user to increase operating range by relaying transmission through multiple ESTeems to reach a destination ESTeem. An ESTeem can operate as an operating node, a repeater node, or both simultaneously, for added flexibility. Secure data communication is provided in the ESTeem products through use of proprietary technology and industry standard techniques.

PRODUCT APPLICATIONS

Some of the major applications and industries in which ESTeem products are being utilized are as follows:

Water/Waste Water Processing	Overhead Crane Control
Industrial Automation	Shop Floor Manufacturing
Remote Data Acquisition (SCADA)	Intra-Office/Building Computer Networking
Law Enforcement/Public Safety Communications	Remote Internet Access

Power Utility	Flight Line Maintenance
Oil/Gas Pipeline	Airfield lighting control
Material Handling	Ship to Shore Communications

PRODUCT LINES

Licensed Narrow Band Products

The Company’s licensed, narrow band "packet burst" radio modems are typically used for commercial, industrial, and public safety applications. Typical indoor and outdoor fixed base and mobile applications include point to point as well as point to multi-point digital data networking. The distance is dependent on the product chosen as shown in the table below. Employing the internal digi-repeater feature in each radio modem can increase the Line-of-Sight (LOS) distances shown below for each product type.

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

Unlicensed Spread Spectrum Products

The Model 192S is a low cost unlicensed direct sequence spread spectrum transceiver for commercial and industrial applications operating in the 2.4 GHz spectrum. Typical indoor and outdoor applications include point to point and point to multi-point digital data networking for distances to approximately 10 miles line-of-sight without the use of the digi-repeater option.

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface
192S	Unlicensed	2400	.5 or 1	171K	10	RS-232/422/485

Unlicensed Ethernet Spread Spectrum Products

The Company’s Ethernet radios are a high performance, direct sequence spread spectrum transceiver employing the industry standard, 10baseT, 802.11b/g Ethernet connectivity for commercial, industrial and public safety applications operating in the unlicensed 2.4 GHz spectrum with data transfer rates of up to 54 Mbps. Typical installations include data rate critical, point to point, point to multi-point, "last-mile" bridge data networking and mobile applications for distances of approximately 5 to 7 miles line-of-sight without the use of the digi-repeater option. The high data capability of these products allows them to be used in Video and Voice over Internet Protocol (VoIP) applications.

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface (10baseT)
195Eg	Unlicensed	2400	1	54 M	5-7	Ethernet
192E	Unlicensed	2400	1	11 M	5-7	Ethernet
WLANC	Unlicensed	2400	0.2	11 M	300-3000 ft.	Ethernet

ADDITIONAL PRODUCTS AND SERVICES

The Company offers various accessories to support the ESTeem products. Accessories, such as antennas, power supplies and cable assemblies, are purchased from other manufacturers and resold by EST to support the application of ESTeem modems. The Company provides direct services to customers, such as repair and upgrade of ESTeem products. To assist in the application of ESTeem wireless modems, the Company also offers professional services, site survey testing, system start-up, and custom engineering services.

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology. This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive. Research and Development expenditures for new product development and improvements of existing products by the Company for 2005 and 2004 were $280,052 and $306,949, respectively. None of the Company’s research and development expenses were paid directly by any of the Company’s customers. During 2005, the Company contracted and will continue to contract, with independent, nonaffiliated, engineering companies specializing in radio design and software development, when such expertise is required.

Development efforts during 2005 were on continued enhancement of the ESTeem 195E Ethernet based radio frequency modem and development of the increased output power ESTeem 192MHP modem. The Model 195E Series products are multi-protocol, Ethernet based, spread spectrum nonlicensed radio frequency modems, with a physically reduced "footprint" and higher RF data rates, up to 54 Megabits per second (Mbps), which the Company intends to develop into several products utilizing different frequency options for perceived market opportunities. The ESTeem 192MHP is a development of the high output power ESTeem 192CHP modem and is targeted at long physical distance public safety and SCADA applications and was placed into production during the first quarter of 2006. The Company plans continued research and development expenditures for development and improvement projects, as they are deemed necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2005 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem products. Customers generally place orders on an "as needed basis". Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications. As of December 31, 2005, the Company had a backlog of $193,165 in sales orders.

During 2005, the Company continued advertisements in trade publications specifically targeted at users of control, instrumentation, and automation systems, as well as domestic public safety entities. The Company’s advertising targeted at users of control, instrumentation, and automation systems was focused primarily on potential users of Programmable Logic Controllers (PLCs). There are approximately twenty-five major PLC manufacturers worldwide. The Company has maintained active attendance at tradeshows targeted toward the customers and markets in which it sells products. During 2005, Company employed sales managers to concentrate marketing and sales efforts in both domestic and Latin American industrial automation, as well as Mobile Data Computers for public safety communication markets. During 2006, the Company intends to continue strategies targeting existing markets of industrial automation and Mobile Data Computers for public safety networks. The Company maintains an Internet web site to provide access to product and technical information for both present and potential customers of the Company’s products. Due to the variable configuration possibilities of the Company’s products, and existing reseller relationships, the Company has not implemented an electronic commerce internet website. The Company provides technical support and service for ESTeem products through phone support, field technicians and internet sources. The Company believes high quality customer support is necessary and vital to its business. To maintain a high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

The Company continues marketing activities directed towards all branches of the U.S. Government. The Company has a General Services Administration (GSA) contract to sell goods to the U.S. Government. This contract is a fixed price, indefinite quantity and delivery agreement. The current contract expires during February 2009. Recent U.S. Government sales revenue has been minimal and Management does not foresee a change in this trend.

No sales to a single customer comprised 10% or more of total product sales for the year ended December 31, 2005. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

COMPETITION

The Company’s competition varies according to the market in which the Company's products are competing. All of the markets in which the Company’s products are sold are highly competitive. Listed below are the markets the Company’s products compete in and major competitors in those markets:

Major Market	Major Competitors
Industrial automation, remote data acquisition, shop floor manufacturing, overhead crane control	Data-Linc, Freewave, Microwave Data Systems and Prosoft.

Computer networking, inter and intra building, and remote internet access.	Adaptive Broadband, Cisco/Aironet, Digital Wireless, Dlink, Linksys, P-Com and Proxim

Mobile Data Computer systems for public safety applications	Data Radio, IP Mobilenet, Microwave Data Systems, Motorola, Trango Broadband, and various cellular service providers using GPRS architectures.

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

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

EST was granted a United States patent in 1987 for a "Wireless Computer Modem". In 1988, EST was granted a Canadian Patent for a "Wireless Computer Modem". Both patents had lives of 17 years and are expired. The Company’s rights to the ESTeem Wireless Modem trademark, in uninterrupted use by the Company since 1985, were successfully renewed with the U.S. Patent and Trademark Office in May 2004. To protect the Company against unauthorized disclosure of proprietary information belonging to the Company, all employees, dealers, distributors, original equipment manufacturers, sales representatives and other persons having access to confidential information regarding Company products or technology are bound by non-disclosure agreements.

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

The ESTeem radio modem products that operate in the FCC consumer license frequency band, require consumer licensing under Part 90 of the FCC Rules and Regulations, which must be applied for by the end user of the Company’s products. The Company cannot guarantee customers will receive FCC consumer licenses in the VHF or UHF frequency spectrum for any particular application. The Company provides information to customers to assist in the application for FCC consumer licenses. The ESTeem 192S, 192E and 195E products operate in the nonlicensed, 2.4 GHz spread spectrum frequency band, which does not require licenses for users of those products.

At the time of this filing the Company is unaware of any existing or proposed FCC regulation that would have a materially adverse effect on the Company’s operations, but there can be no assurance that future FCC regulations will not have materially adverse effects on the operations of the Company.

SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of the ESTeem products from sole suppliers. Components manufactured by Hitachi, Intersil, Motorola Corporation, Mitsubishi, Murata Corporation, Rakon and Toko America Inc. as purchased through a number of distributors, supply key components for the Company’s products. The components provided by these companies could be replaced or substituted by other products, if it became necessary to do so. If this action occurs, a material interruption of production and/or material cost expenditures, for example involved with locating and qualifying replacement components, could take place.

Approximately 10% of the Company’s inventory at December 31, 2005 consisted of parts having lead times ranging from 12 to 16 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value. Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production. However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, pagers and other personal technology devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future. If shortages were to occur, material interruption of production and product delivery to customers could occur.

The Company contracts with Manufacturing Services, Inc., in Kennewick, Washington, for assembly of the Company’s products, using materials purchased by the Company. By contracting with Manufacturing Services, Inc., the Company is able to avoid staff fluctuations associated with operating its own manufacturing operation. The President of Manufacturing Services, Melvin H. Brown, is a Director of the Company. Management believes all prices for services, provided by Manufacturing Services, Inc., are as favorable as could be obtained from comparable manufacturing services companies. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

EMPLOYEES

As of December 31, 2005, the Company employed a staff of 17 persons on a full time basis, 4 in sales/marketing, 2 in technical support, 9 in engineering/manufacturing, and 2 in finance and administration. The Company’s operations are dependent upon key members of its engineering and management personnel. In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized. The Company employs part-time labor on an "as needed" basis, usually in engineering/manufacturing. At year-end 2005 the Company employed 1 part-time employee. None of the Company’s employees are represented by a labor union and the Company believes it has good relations with its employees.

RISK FACTORS

We cannot predict whether we will be able to sustain revenue growth, profitability or positive cash flow. Our products are sold in highly competitive markets. Our revenues and operating results can be negatively affected by technology changes in our markets, economic conditions in our markets, and the level of competition in our markets.

Our marketing efforts may be unsuccessful due to limited advertising and sales personnel resources. Limited national advertising and sales coverage may result in the markets in which our products are offered not being fully penetrated. This lack of market pentetration may result in an adverse effect on our sale revenues.

We may be unable to produce products for sale if we are unable to obtain component materials. Our products require highly specialized components, which are subject to rapid obsolescence, limited availability and design change. If we cannot obtain material to produce products for sale our sales revenues will be negatively impacted.

The loss of key personnel could adversely affect our business. The success of our Company is significantly dependant on the performance and continued service of key members of Management, such as Chief Executive Officer, Tom Kirchner, Vice President of Engineering, D. Brent Strecker and certain other key employees. If the services of any members of Management become unavailable for any reason, our business and prospects could be adversely affected.

We may be adversely affected by government regulation. The Federal Communication Commission (FCC) governs use of the products we sell. If the FCC were to implement rules detrimental to our products and the markets in which they are offered our operations would be negatively impacted.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we will be required, beginning in fiscal year 2007, to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We have prepared an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet completed the effectiveness evaluation. Although we believe our internal controls are operating effectively, we cannot guarantee that we will not have any material weaknesses as reported by the our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

ITEM 2.
PROPERTIES

EST does not own any real property, plants, mines, or any other materially important physical properties. The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg B1, Kennewick, Washington. During 2005, the Company relocated to a larger facility within the Port of Kennewick managed property complex, and renewed a lease agreement with the Port of Kennewick. The Company leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington. As of January 1, 2006, the total monthly lease cost is $ 3,682.04. The lease covers a period of three years, expiring September 2008.

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

For the year ended December 31, 2005, the Company abandoned or disposed of approximately $144,500 in capital assets related to the Company’s move to a new facility. The majority of these assets were fully depreciated and had no book or salvage value. The assets abandoned or disposed included leasehold improvements made to the Company’s previous facility; as well as outdated software, computer, furniture, dies/molds and test equipment no longer employed or usable in the Company’s operations. The Company recorded a loss on disposal of assets in the amount of $16,468 for the year ending December 31, 2005 related to this asset disposal.

ITEM 3.
LEGAL PROCEEDINGS

No proceedings are identified which involve a claim for damages, exclusive of interest and costs, that exceed 10% of the current assets of the Company.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2005 fiscal year.

PART II

ITEM 5.
MARKET INFORMATION FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established market for trading the Common Stock of the Company. The Common Stock is not regularly quoted in the automated quotation system of a registered securities system or association. The Common Stock of the Company is traded on the "over-the-counter" market and is listed on the OTC electronic bulletin board under the symbol of "ELST". The following table illustrates the average high/low price of the Common Stock for the last two (2) fiscal years. The "over-the-counter" quotations do not reflect inter-dealer prices, retail mark-ups, commissions or actual transactions.

	Bid		Ask
	High	Low	High	Low
Fiscal year ended December 31, 2005
First Quarter	0.80	0.65	0.83	0.65
Second Quarter	0.77	0.67	0.90	0.67
Third Quarter	0.73	0.52	0.76	0.52
Fourth Quarter	0.70	0.60	0.75	0.61

Fiscal year ended December 31, 2004
First Quarter	0.77	0.55	0.95	0.55
Second Quarter	1.05	0.70	1.25	0.70
Third Quarter	0.85	0.75	0.93	0.75
Fourth Quarter	0.85	0.75	1.01	0.75

The above data was compiled from information obtained from the OTC Bulletin Board system.

The number of record holders of common stock of the Registrant as of January 5, 2006 was 477 persons/entities.

Electronic Systems Technology Inc. paid non-cumulative, cash distributions on July 13, 2005, July 14, 2004, July 9, 1999, July 9, 1998, and July 11, 1997, respectively, each equivalent to $0.01 per outstanding share. The Company also paid a non-cumulative cash distribution on July 16, 2003, equivalent to $0.015 per outstanding share. The Company’s Forms 8-K dated June 3, 2005, June 4, 2004, June 6, 2003, June 11, 1999, June 4, 1998 and June 5, 1997, as filed with the Securities and Exchange Commission are incorporated herein by reference. Dividends undertaken by the Company will be solely at the discretion of the Board of Directors.

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

FISCAL YEAR 2005 vs. FISCAL YEAR 2004

GROSS REVENUES: Total revenues for the fiscal year 2005 were $2,460,506 reflecting a 1% increase from $2,440,133 gross revenues for fiscal year 2004. The increase in total revenues is the result of increased interest revenues and a small increase in product sales revenues during 2005. Product sales increased to $2,417,700 in 2005, as compared to 2004 sales of $2,416,625. Management believes the small increase in sales revenues were the result of increases in domestic industrial automation and MDC sales, but these increases were countered by lower than expected foreign sales. Management believes that the lack of growth for domestic and foreign industrial automation revenues is the result of continued product and price competition in the industrial automation market. For 2006, the Company plans to continue strategies targeting existing markets of industrial controls and MDC applications, and to restructure the activities of the Company’s sales managers for increased coverage and exposure for the domestic industrial automation market. Though Management plans to implement these strategies, sustaining or increasing sales revenues for 2006 cannot be guaranteed due to the highly competitive markets in which the Company’s products and services are marketed.

Interest revenues increased to $42,806 from 2004 levels of $23,508 due to increased rates of return received on the Company’s investments.

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes. The Company’s operating segment information is contained in "Financial Statements, Notes to Financial Statements, Note 13 – Segment Reporting".

Domestic Revenues

The Company’s domestic operations represent 81% of the Company’s total net revenues. Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products. Domestic revenues increased to $2,001,143 for the year ended 2005, compared to $1,932,642 for the year ended 2004, reflecting an increase of 3%. This slight increase is attributable to increased sales in both the industrial automation and MDC marketplaces during 2005. Management believes that the reduced growth for domestic revenues is the result of continued product and price competition in the industrial automation market. During 2005, a majority of the Company's domestic product sales were employed in industrial automation applications. An example of an industrial automation application is a municipal water treatment operation, which employs the ESTeem modem to transmit industrial control information to and from control room areas via a wireless communications infrastructure. It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future. The Company’s domestic sales were augmented by sales of the Company’s products for MDC systems to public entities, which accounted for 21% of the Company’s domestic sales during 2005. An example of an MDC system for a public entity is a local area network (LAN), between police department computer dispatch centers and individual police vehicles. Management believes funding of MDC projects on local, state and federal levels cannot be guaranteed and therefore MDC projects involving the Company’s products become very difficult to predict.

In 2005, products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $45,384 or 2% of gross sales revenues as compared with 2004 levels of $16,432 or 1% of gross product and service revenues. Products purchased by the U.S. Government or U.S. Government contractors during 2005 were used primarily for airport lighting and material handling applications. Management believes U.S. Government sales will remain low during 2006 due to a lack of U.S. Government funding for programs using the Company’s products.

Domestic segment operating income decreased to $225,967 for 2005 as compared with $261,378 for 2004 due to increased operating expenses for the segment resulting from the addition of a domestic sales manager during 2005.

Foreign Revenues

The Company’s foreign operating segment represents 19% of the Company’s total net revenues. The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States. The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During 2005, the Company had $459,363 in foreign export sales, amounting to 19% of gross revenues for the year, compared with foreign export sales of $507,491 or 21% of gross revenues for 2004. Foreign revenues decreased to $459,363 for the year ended 2005, compared to $507,491 for the year ended 2004, reflecting a decrease of 9%. This decrease is attributable to reduced sales revenues in Ecuador, Brazil, Jordan and Taiwan when compared with the same period of 2004, which had strong sales for these countries. Products purchased by foreign customers were used primarily in industrial automation applications. Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment decreased to $169,632 for 2005 as compared with $220,238 for 2004 due to decreased sales revenues and increased operating expenses for the segment resulting from travel expenses related to marketing support of foreign sales during 2005.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, include salaries, wages and other expenses related to the performance of these support functions. Unallocated corporate expenses decreased slightly during 2005 to $220,842 as compared with $221,490 for 2004, and represented expense to total net revenues percentage of 9% for both 2004 and 2005.

As of December 31, 2005, the Company had a backlog of $193,165 in sales orders. The Company’s customers generally place orders on an "as needed basis". Shipment for the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES: Cost of Sales, as a percentage of gross sales, was 46% and 45% respectively, for 2005 and 2004. Cost of Sales variances are the result of the product mix sold, as well as the price discounting structure for the mix of products sold during the period.

INVENTORY: The Company's year-end inventory values for 2005 and 2004 were as follows:

	2005	2004
Parts	$293,077	$248,433
Work in progress	14,518	104,488
Finished goods	177,662	252,238
TOTAL	$485,257	$605,159

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time, meet production and delivery requirements. Approximately 10% of the Company’s inventory at December 31, 2005 consisted of parts having lead times ranging from 12 to 16 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value. Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production. However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, pagers and other personal technology devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future. If shortages were to occur, material interruption of production and product delivery to customers could occur. Inventory levels decreased between December 31, 2004 and December 31, 2005, due to timing differences in material purchasing and sales cycles when compared with the same period of 2004.

OPERATING EXPENSES: Operating expenses increased to $1,140,174 in 2005, from 2004 levels of $1,089,396. Material changes in expenses are comprised of the following components: Advertising decreased from 2004 levels of $17,160 to $12,679 due to timing differences in trade publication advertising when compared with 2004. Bad debt expense increased to $5,116 during 2005 as compared to none during 2004. Sales Commissions increased to $5,291 in 2005 due to increased commissions paid to third parties under one-time finders fee agreements for various projects. Depreciation expense increased during 2005 to $71,031 from 2004 levels of $65,370 due to the Company’s increased depreciable assets when compared with 2004. Supplies and materials expense decreased to $25,789 for 2005 from 2004 levels of $31,920 due to decreased supplies usage as the development cycle of the ESTeem 195E changed during 2005. Professional services increased to $100,785 from 2004 levels of $96,039 due to subcontracted software development and engineering expertise employed by the Company, as well as increased audit and legal consultation fees paid during 2005. Rent and Utilities expense increase to $44,072 during 2005 as compared with $39,170 during 2004 due to the Company moving to a larger leased facility during the fourth quarter of 2005. Repairs and maintenance expense decreased to $16,435 during 2005 as compared with $24,774 during 2004 due to decreased repairs and updates for test equipment and computer systems. Telephone expenses increased during 2005 to $15,161 as compared to $12,845 during 2004 due to the addition of a domestic sales manager during 2005. Travel expenses increased to $119,278 for 2005, compared to $91,879 for 2004, due to increased travel related to the activities for the Company’s additional sales manager and foreign sales activity during 2005. Salaries, benefits and related taxes, increased to $1,030,027 in 2005, from 2004 levels of $986,731, due to wages paid to an additional Company employee during 2005, and increased health insurance costs when compared with 2004.

FISCAL YEAR 2004 vs. FISCAL YEAR 2003

GROSS REVENUES: Total revenues for the fiscal year 2004 were $2,440,133 reflecting an 9% increase from $2,244,047 gross revenues for fiscal year 2003. The increase in total revenues is the result of increased product sales revenues in the domestic MDC, and foreign industrial automation market segments during 2004. Product sales increased to $2,416,625 in 2004, as compared to 2003 sales of $2,209,841. Management believes the increase in sales revenues for the particular market segments were the result of continued marketing efforts on the part of the Company, specifically efforts by the Company’s MDC and Latin American sales managers. During 2004 sales revenues for the domestic industrial automation market were consistent with 2003 results. Management believes that the lack of growth for domestic industrial automation revenues is the result of increased product and price competition in the domestic industrial automation market when compared with 2003. Interest revenues decreased to $23,508 from 2003 levels of $34,206 due to decreased rates of return received on the Company’s investments.

OPERATING SEGMENTS

The Company’s operating segment information is contained in "Financial Statements, Notes to Financial Statements, Note 13 – Segment Reporting".

Domestic Revenues

The Company’s domestic operations represented 79% of the Company’s total net revenues during 2004. Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products. Domestic revenues increased to $1,932,642 for the year ended 2004, compared to $1,890,472 for the year ended 2003, reflecting an increase of 2%. For the year ended December 31, 2004, a majority of the Company's domestic product sales were employed in industrial automation applications. During 2004 sales revenues for the domestic industrial automation market were consistent with 2003 results. Management believes that the lack of growth for domestic industrial automation revenues is the result of increased product and price competition in the domestic industrial automation market when compared with 2003. It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future. The Company’s domestic sales were augmented by sales of the Company’s products for MDC systems to public entities, which accounted for 22% of the Company’s domestic sales during 2004. Management believes funding of MDC projects on a local, state and federal level, cannot be guaranteed and therefore MDC projects involving the Company’s products become very difficult to predict.

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

Domestic segment operating income decreased to $261,378 for 2004 as compared with $312,889 for 2003 due to increased operating expenses for the segment including salaries and wages, depreciation and research and development related professional services when compared with 2003.

Foreign Revenues

The Company’s foreign operating segment represents 21% of the Company’s total net revenues. During 2004, the Company had $507,491 in foreign export sales, amounting to 21% of gross revenues for the year, compared with foreign export sales of $353,575 or 16% of gross revenues for 2003. The increase in foreign sales was due to increased sales volumes for industrial automation projects in Canada and Latin America, when compared with 2003. Products purchased by foreign customers were used primarily in industrial automation applications. Management believes the majority of foreign export sales were the results of the Company’s Latin American sales manager, EST foreign distributor efforts, and the Company’s internet website presence.

Operating income for the foreign segment increased to $220,238 for 2004 as compared with $99,444 for 2003 due to increased sales revenues for the segment resulting from strong sales for industrial automation projects in Canada and Latin America when compared with 2003.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments and include salaries, wages and other expenses related to the performance of these support functions. Unallocated corporate expenses decreased during 2004 to $221,490 as compared with $238,432 for 2003, due primarily to a decrease in profit sharing bonus paid by the Company when compared with 2003. Unallocated corporate expense represented an expense to total net revenue percentage of 9% for 2004 as compared with 11% for 2003.

OPERATING EXPENSES: Operating expenses increased to $1,089,396 in 2004, from 2003 levels of $1,006,674. Material changes in expenses are comprised of the following components: Sales Commissions decreased to $6,706 in 2004 from 2003 levels of $22,147 due to decreased commissions paid to Indian resellers of the Company’s products during 2004, when compared with 2003. Depreciation expense increased during 2004 to $65,370 from 2003 levels of $49,207 due to the Company’s increased depreciable assets when compared with 2003. Supplies and materials expense increased to $31,920 for 2004 from 2003 levels of $17,639 due to increased supplies used in the development process of the ESTeem 195E. Professional services increased to $96,039 from 2003 levels of $67,112 due to increased subcontracted software development and engineering expertise employed during the development of the ESTeem 195E. Repairs and maintenance expense increased to $24,774 during 2004 as compared with $15,912 during 2003 due to increased repairs and updates needed for test equipment and computer systems. Travel expenses increased to $91,879 for 2004, compared to $83,498 for 2003, due to increased marketing and engineering related travel expenses during 2004. Salaries, benefits and related taxes increased to $986,731 in 2004, from 2003 levels of $933,342, due to increased wages paid to Company employees during 2004 when compared with 2003. The Company did not incur any bad debt expense during 2004 as compared with $3,047 during 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in net income of $113,063 for 2005, decreased from net income of $174,820 for 2004. The decrease in net income is the result of increased operating expenses during 2005, when compared with 2004. At December 31, 2005, the Company's working capital was $2,588,752 compared with $2,498,881 at December 31, 2004. The Company’s operations rely solely on the income generated from sales. The Company's major capital resource requirements are maintaining inventory levels adequate for production and payment of employee salaries and benefits. Extended availability for components critical for production of the Company’s products, ranging from 12 to 16 weeks, require the Company to maintain high inventory levels. It is Management’s opinion that the Company’s working capital as of December 31, 2005 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2005 was 15.7:1 compared to 13:1 at December 31, 2004. The increase in current asset ratio is the result of decreased accounts payable and accrued payroll liability at year-end 2005, when compared with 2004.

The Company's cash resources at December 31, 2005, including cash and cash equivalent liquid assets, were $651,265, compared to cash resources of $488,480 at year-end 2004. The increase in cash resources is the result of timing differences in accounts receivable collection cycles, as well as the Company having increased money market holdings when compared with year-end 2004. The Company maintains a brokerage account comprised of marketable securities investments, which is managed by a third-party investment management firm. As of December 31, 2005, the Company’s investments were valued at $1,370,642. At year-end 2005, certain components of investments held by the Company, if sold as of December 31, 2005, would have presented a realized loss, net of tax of $5,905. A net unrealized loss on marketable securities in the amount of $17,017 has been recognized as an accumulated other comprehensive loss for the year ended December 31, 2005. The contingency is shown in the Statement of Comprehensive Income (Loss) in the Company’s Financial Statements for December 31, 2005.

As of January 1, 2005, the Company entered into a 39-month agreement with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services. The current portion of the prepaid Netsuite Inc. services as of December 31, 2005, is reflected in prepaid expenses and amounted to $18,104. The long-term portion of the prepaid Netsuite Inc. services as of December 31, 2005 is reflected in "other assets" in the Company’s Balance Sheets.

The Company's trade accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2005, were $222,982, compared to $257,080 at year-end 2004. The decrease is the result of sales and collection timing differences between December 31, 2005 and December 31, 2004. Management believes that all of the Company’s accounts receivable as of December 31, 2005 are collectible.

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

Inventory level as of December 31, 2005, was $485,257, reflecting a decrease from December 31, 2004, levels of $605,159. The decrease in inventory between December 31, 2004 and December 31, 2005, is due to timing differences in material purchasing and sales cycles when compared with the same period of 2004.

The Company had capital expenditures during 2005 of $18,067 primarily for production related test equipment and computer system upgrades. The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products. As of December 31, 2005, the Company's current liabilities were $176,137, decreased from 2004 year-end levels of $209,035. The decrease is due to reduced levels of accounts payable and accrued payroll liabilities when compared with year-end 2004.

Inflation had minimal adverse effect on the Company’s operations during 2005. Minimal adverse affect is anticipated during 2006.

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
FINANCIAL STATEMENTS

See Exhibit 1, Financial Statements and Financial Statement Schedules. Such Financial Statements and Schedules are incorporated herein by reference.

ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.
CONTROLS AND PROCEDURES.

An evaluation was performed by the Registrant’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2005, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2005; as well as term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/7/02 – 06/7/05	57	President of the Company
Melvin H. Brown	06/06/03 – 06/02/06	75	President of Manufacturing Services, Inc.
Robert Southworth	06/06/03 – 06/02/06	62	Patent Attorney, U.S. Dept. of Energy (retired)
Jon Correio	06/06/03 – 06/02/06	38	Vice President of Finance of the Company
John L. Schooley	06/04/04 – 06/04/07	66	President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2005 is comprised of Robert Southworth (Chairman), Melvin Brown and John Schooley. Mr. Brown is considered to be a non-independent member of the Audit Committee, however his serving on the Audit Committee was deemed by the Board to be in the best interest of the Corporation due to Mr. Brown’s experience and familiarity with the Corporation. The Board of Directors has determined that none of the audit committee members can be classified as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. The Board of Directors does not contain a member that can be classified as an "audit committee financial expert" under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an "audit committee financial expert" is unlikely due to the high cost of such Director candidates.

The Board of Directors had no others committees during 2005.

Code of Ethics

On June 2, 2005, the Company's Board of Directors adopted a Code of Ethics for the Company. This Code of Ethics is filed herewith as an exhibit.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2005; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
T. L. Kirchner	57	President	3 Years	02/10/84- Present
Jon Correio	38	Sec/Treas	3 Years	02/9/01- Present

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the year ended December 31, 2005, to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

ITEM 10.
EXECUTIVE COMPENSATION

The Company’s named compensated executive officer is T.L. Kirchner, President and CEO. The Company had no other compensated executive officers as of December 31, 2005.

The information specified concerning the compensation of the named executive officers for each of the Registrant's last three completed fiscal years is provided in the following Summary Compensation Table:

SUMMARY COMPENSATION TABLE
					Long Term Compensation
Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)	Securities Options Underlying SARs (#)	LTIP Payouts ($)	All Other Compensation ($)(3)(4)
T. L. Kirchner, President/CEO	2005	125,000	5,124	1,041	0	25,000	0	10,517
	2004	125,000	3,865	1,079	0	25,000	0	8,388
	2003	125,000	5,594	4,146	0	25,000	0	8,391

(1) Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus
(2) Other Annual Compensation includes Accrued Vacation Pay
(3)All Other Compensation consists of premiums paid for Group Health Insurance and Key Man Insurance
(4)Amounts do not reflect proceeds of $0.01 per share cash distribution received during 2005 totaling $4,035. Receipt of cash distribution was based solely on capacity as a shareholder.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2005 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	12.8%	0.78	2/25/08

(5) This table does not include Stock Options granted previously. Forms 8-K dated 2/21/03 and 02/20/04 respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2005 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
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

ITEM 11.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2005, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address Of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Paul D. Sonkin460 Park Avenue, 12th Floor New York NY 10022	1,135,512	22%
Common	EDCO Partners LLP 4605 Denice Drive Englewood CO 80111	415,015	8%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	7.8%
Common	Gerald R Hewett 2046 Harris Ave Richland WA 99352	275,463	5.3%

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

(2) The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 21, 2003, Options for 25,000 shares granted February 20, 2004, and Options for 25,000 shares granted February 25, 2005. Forms 8-K, dated February 21, 2003, February 20, 2004 and February 25, 2005, respectively, are incorporated herein by reference.

(3) Does not include options granted. See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 24, 2006, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Title Of Class	Name Of Beneficial Owner	Amount & Nature Of Beneficial Ownership	Percent of Class
Common	T.L. Kirchner(Officer & Director)	403,488 (1)	7.8%
Common	Robert Southworth (Director)	0 (1)	0.0%
Common	Melvin H. Brown (Director)	76,500 (1)	1.5%
Common	Jon Correio(Officer &Director)	0 (1)	0.0%
Common	John Schooley (Director)	135,000 (1)	2.6%
Common	D.B. Strecker (VP of Engineering)	25,000 (1)	0.5%

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

The information below does not include stock options granted in February 2006.

Recipients of Stock Options currently unexpired as of December 31, 2005 were as follows:
Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-25-2005

David B. Strecker	15,000	0.78
Eric P. Marske	15,000	0.78
Alan B. Cook	15,000	0.78
Jon A. Correio	25,000	0.78
Robert N. Croft	15,000	0.78
George Stoltz	5,000	0.78
Gary L. Schmitz	5,000	0.78
Melvin Brown	25,000	0.78
Tom Kirchner	25,000	0.78
Robert Southworth	25,000	0.78
John L. Schooley	25,000	0.78

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-20-2004

David B. Strecker	15,000	0.80
Eric P. Marske	15,000	0.80
Alan B. Cook	15,000	0.80
Jon A. Correio	25,000	0.80
Robert N. Croft	15,000	0.80
George Stoltz	5,000	0.80
Gary L. Schmitz	5,000	0.80
Melvin Brown	25,000	0.80
Tom Kirchner	25,000	0.80
Robert Southworth	25,000	0.80
John L. Schooley	25,000	0.80

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-21-2003

David B. Strecker	15,000	0.40
Eric P. Marske	15,000	0.40
Alan B. Cook	15,000	0.40
Jon A. Correio	25,000	0.40
George Stoltz	5,000	0.40
Gary L. Schmitz	5,000	0.40
Melvin Brown	25,000	0.40
Tom Kirchner	25,000	0.40
Robert Southworth	25,000	0.40

Stock options must be exercised within 90 days after termination of employment/board membership. During 2005, 155,000 options expired, 195,000 shares were granted and no shares under option were exercised. At December 31, 2005 there were 545,000 shares reserved for future exercise.

ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During 2005, the Company contracted for services from Manufacturing Services, Inc. in the amount of $146,421. Manufacturing Services, Inc. is owned and operated by Melvin H. Brown, who is a Director of Electronic Systems Technology, Inc. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

PART IV

ITEM 13.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibits filed as part of the Company’s 10KSB report for 2005 are listed below. Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

EXHIBIT NUMBER	DESCRIPTION
1

Report of Independent Registered Public Accounting Firm
Financial Statements/Financial Statement Schedules
Balance Sheets
Statements of Income
Statements of Comprehensive Income
Statements of Changes in Stockholders Equity
Statements of Cash Flows
Notes to Financial Statements
Supplemental Schedules of Operating Expenses
Supplemental Schedules of Selected Financial Data

2	Reports on Form 8-K Form 8-K, dated February 10, 2006 is incorporated herein by reference.
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
Forms 8-K dated February 15, 2002 February 21, 2003, February 20, 2004 and February 25, 2005 are incorporated by reference.
13	Annual report to security holders, Form 10-Q or quarterly report to security holders.	N/A
14	Code of Ethics
22	Published report regarding matters submitted to vote of security holders.	N/A
24	Consents of experts and counsel
31.1	CEO Certification
31.2	CFO Certification
32	Section 906 Certification

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to us during December 31, 2004 and 2005, for professional services provided by Moe O'Shaughnessy & Associates P.S.

Year Ended	December 31, 2004	December 31, 2005
Audit fees (1)	$20,377	$32,876
Audit-related fees (2)	-	-
Tax fees (3)	1,100	1,200
All other fees (4)	-	-
Total Fees	$21,477	$34,076

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

Date: March 23, 2006

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ T.L. KIRCHNER	Director/President	March 23, 2006
T.L. Kirchner

/s/ JON CORREIO	Director	March 23, 2006
Jon Correio

/s/ MELVIN BROWN	Director	March 23, 2006
Melvin H. Brown

/s/ ROBERT SOUTHWORTH	Director	March 23, 2006
Robert Southworth

/s/ JOHN SCHOOLEY	Director	March 23, 2006
John L. Schooley