Form 10QSB
period 2006-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2006-05-11
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _______

Commission File Number:	000-27793

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(A Washington Corporation)

I.R.S. Employer Identification no.	91-1238077

415 N. Quay St., Building B1
Kennewick WA 99336
(509) 735-9092

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2006: 5,153,667 shares of common $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ].

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
SELECTED FINANCIAL DATA
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2006	Mar. 31, 2005
Sales	$ 487,833	$ 583,006
Other Revenues	$ 11,430	$ 6,324
Gross Profit	$ 246,895	$ 316,090

Net Income (Loss) Before Taxes	$ (55,148)	$ 37,325
Net Income (Loss)	$ (30,000)	$ 24,719

Earnings (Loss) Per Share Before Taxes
Basic	$ (0.01)	$ 0.01
Diluted	$ (0.01)	$ 0.01

Earnings (Loss) Per Share
Basic	$ (0.01)	$ 0.01
Diluted	$ (0.01)	$ 0.01

Weighted Average Shares Outstanding (Basic)
Primary	5,150,834	5,148,667
Diluted	5,190,259	5,253,050

Total Assets	$ 3,007,539	$ 2,951,679

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,741,912	$ 2,724,669

Shareholders' Equity Per Share	$ 0.53	$ 0.53

Working Capital	$ 2,572,081	$ 2,496,897

Current Ratio	13.2:1	17.5:1

Equity To Total Assets	91%	92%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEET
(as prepared by Management)
(Unaudited)

	Mar. 31, 2006	Dec. 31 ,2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 888,144	$ 651,265
Short Term Certificates of Deposit Investments	90,000	449,613
Available for Sale Marketable Securities	1,034,936	921,029
Accounts Receivable, net of allowance for uncollectibles	206,615	222,982
Inventory	509,735	485,257
Accrued Interest	991	2,758
Provision for Federal Income Taxes	14,633	--
Prepaid Expenses	37,754	31,985
Total Current Assets	2,782,808	2,764,889

PROPERTY & EQUIPMENT net of depreciation	181,267	184,025

OTHER ASSETS	21,264	25,067
DEFERRED INCOME TAX BENEFIT	22,200	20,600
TOTAL ASSETS	$ 3,007,539	$ 2,994,581

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	140,562	41,377
Refundable Deposits	27,844	72
Federal Income Taxes Payable	--	80,579
Accrued Liabilities	42,321	54,109
Total Current Liabilities	210,727	176,137

DEFERRED INCOME TAXES	54,900	59,300

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,153,667 Shares Issued And Outstanding	5,154	5,149
Additional Paid-in Capital	970,184	966,184
Retained Earnings	1,774,828	1,804,828
Accumulated other comprehensive loss	(8,254)	(17,017)
	2,741,912	2,759,144

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,007,539	$ 2,994,581

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF INCOME (LOSS)
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2006	Mar. 31, 2005

SALES	$ 487,833	$ 583,006

COST OF SALES	240,938	266,916
Gross Profit	246,895	316,090

OPERATING EXPENSES
Finance/Administration	77,518	76,004
Research & Development	85,121	66,692
Marketing	108,246	105,033
Customer Service	31,538	29,262
Total Operating Expense	302,423	276,991
OPERATING INCOME (LOSS)	(55,528)	39,099

Other Income (expenses)
Interest Income	8,273	6,324
Uncollectible Accounts Recovered	3,157	--
Realized Loss on Marketable Securities	(8,942)	(5,642)
Management Fee, Marketable Securities	(2,108)	(2,324)
Loss on Asset Disposal	--	(132)
Net Other Income (expense)	380	(1,774)

NET INCOME (LOSS) BEFORE TAX	(55,148)	37,325
Provision For Income Tax	25,148	(12,606)
NET INCOME (LOSS)	$ (30,000)	$ 24,719

Basic Earnings (Loss) Per Share Before Tax	$ (0.01)	$ 0.01
Basic Earnings (Loss) Per Share After Tax	$ (0.01)	$ 0.01

Diluted Earnings (Loss) Per Share Before Tax	$ (0.01)	$ 0.01
Diluted Earnings (Loss) Per Share After Tax	$ (0.01)	$ 0.01

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2006	Mar. 31, 2005
NET INCOME (LOSS)	$ (30,000)	$ 24,719

OTHER COMPREHENSIVE LOSS:
Unrealized gain (loss) on securities arising during period (net of tax effect)	2,088	(2,535)
COMPREHENSIVE INCOME (LOSS)	$ (27,912)	$ 22,184

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2006	Mar. 31, 2005

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ (30,000)	$ 24,719
Noncash items included in income:
Depreciation	14,391	17,678
Amortization	370	713
Loss on Disposition of Assets	--	132
Loss on Marketable Securities	8,942	5,642
Provision for Federal Income Taxes	(19,147)	(612)
Accrued Interest	1,767	(943)
Deferred Income Tax	(6,000)	1,900
Share Based Compensation	2,004	--

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	16,367	27,554
Certificates of Deposit Redeemed (Purchased)	360,000	(360,000)
Marketable Securities Investments Purchased	(402,000)	--
Marketable Securities Investments Sold	292,042	325,028
Inventory	(24,478)	2,791
Prepaid Software and Network Services	3,433	(16,306)
Prepaid Expenses	(5,769)	(6,654)

DECREASE (INCREASE) IN LONG TERM ASSETS:
Prepaid Software and Network Services	--	(32,611)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	87,397	(32,587)
Refundable Deposits	27,772	2,944
Accrued Federal Income Taxes	(80,579)	(27,882)
	246,512	(68,494)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	(11,633)	(15,705)
	(11,633)	(15,705)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Stock option exercise	2,000	--
	2,000	--

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	236,879	(84,199)
Cash and Equivalents At Beginning Of Period	651,265	488,480
Cash and Equivalents At Ending of Period	$ 888,144	$ 404,281

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	0	0
Federal Income Taxes	$ 80,579	$ 39,201

Cash and Equivalents:
Cash	$ 10,086	$ 10,560
Money Market Accounts	878,058	393,721
	$ 888,144	$ 404,281

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10QSB are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2006 and March 31, 2005. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2005 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 2006 and March 31, 2005 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	March 31 2006	December 31 2005
Parts	$ 228,198	$ 293,077
Work in progress	150,950	14,518
Finished goods	130,587	177,662
	$ 509,735	$ 485,257

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic and diluted loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding equivalent shares from possible stock option exercises so as to avoid decreasing the net loss per share amount. The primary weighted average number of common shares outstanding was 5,150,834 and 5,148,667 for the quarters ended March 31, 2006 and 2005 respectively.

NOTE 4 - STOCK OPTIONS

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 123R, "Share-Based Payment", (FAS 123R) for its share-based compensation plan. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", (APB 25) and related interpretations and disclosure requirements established by FAS 123, "Accounting for Stock-Based Compensation". The Company adopted FAS 123R using the modified prospective method and, accordingly, results for prior periods have not been restated.

As of March 31, 2006, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company. On February 10, 2006, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 10, 2006 totaled 215,000 shares under option and have an exercise price of $0.68 per share.

The options granted on February 10, 2006 may be exercised any time during the period from February 10, 2006 through February 9, 2009. The Company's Form 8-K dated February 10, 2006, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2006	2005	2004	2003
Dividend yield	1.43%	1.25%	1.15%	3.49%
Expected volatility	49%	63%	65%	73%
Risk-free interest rate	4.67%	3.65%	2.25%	2.04%
Expected term (in years)	3	3	3	3

The Company uses historical data to estimate option exercise rates. The option exercise rate for option grants in 2006 through 2003 was twelve percent.

A summary of option activity during the quarter ended March 31, 2006 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2006	545,000	$0.68
Granted	215,000	0.68
Exercised	(5,000)	0.40
Canceled	(150,000)	0.40
Outstanding at March 31, 2006	605,000	0.75

For the first quarter of 2006, compensation expense charged against income for the first time for stock options was $2,004 ($1,323 after tax). No non-vested share-based compensation arrangements existed as of March 31, 2006.

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

For the quarter ended March 31, 2006, the Company’s only item of other comprehensive income (loss) was unrealized gains on marketable securities investments, net of tax in the amount $2,088. During the quarter ended March 31, 2005, the only item of other comprehensive income (loss) was unrealized losses on marketable securities investments, net of tax in the amount of $2,535.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2006, services in the amount of $13,310 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of EST.

NOTE 7 - SEGMENT REPORTING

Segment information is prepared on the same basis that the Company's management reviews financial information for operational decision making purposes. The Company has two reportable segments, domestic and foreign, based on the geographic location of the customers. Both segments sell radio modem products (requiring an FCC license or license free Ethernet products), related accessories for radio modem products for industrial automation projects, and mobile data computer products. The foreign segment sells the Company's products and services outside the United States.

During the quarter March 31, 2006, Domestic customers represented approximately 70% of total net revenues. Foreign customers represented approximately 30% of total net revenues. During the quarter ended March 31, 2006 sales to the AW Electronica, a reseller of the Company’s products to Latin America, consisted of 13% of the Company’s sales revenues. Sales to ADSI and IndustrialEnet, both domestic resellers of the Company’s products, represented 12% and 10% of the Company's sales revenues, respectively. No other sales to a single customer comprised 10% or more of the Company's product sales. Revenues from foreign countries, consist primarily of revenues from Canada and South American countries including Mexico.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, Note 1. Management evaluates performance based on net revenues and operating expenses. Administrative functions such as finance and information systems are centralized. However, where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments share the same manufacturing and distributing facilities. Costs of operating the manufacturing plant, equipment, inventory, and accounts receivable are allocated directly to each segment.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the first quarter of 2005 and 2006 is as follows:

	Domestic	Foreign	Unallocated Corporate	Total
Quarter ended March 31, 2006
Total net revenues	$351,900	$147,363	$ -	$499,263
Earnings (loss) before tax	(19,270)	41,640	(77,518)	(55,148)
Depreciation/amortization	14,211	-	550	14,761
Identifiable assets	334,545	65,282	2,606,112	3,005,939
Net capital expenditures	11,033	-	600	11,633

Quarter ended March 31, 2005
Total net revenues	$524,806	$64,524	$ -	$589,330
Earnings (loss) before tax	97,756	15,573	(76,004)	37,325
Depreciation/amortization	17,715	-	676	18,391
Identifiable assets	610,838	44,579	2,339,164	2,994,581
Net capital expenditures	8,178	-	7,527	15,705

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2006. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES: Total revenues from the sales decreased to $487,833 for the first quarter of 2006 as compared to $583,006 in the first quarter of 2005, reflecting a decrease of 16%. Gross revenues decreased to $499,263 for the quarter ending March 31, 2006, from $589,330 for the same quarter of 2005. Management believes the decrease in sales revenues is due to reduced sales of the Company’s products in the domestic industrial automation markets. Management believes the decrease is a reflection of available inventory being committed to sales to a large Latin American project during the first quarter of 2006. This project was expedited for the end customer, resulting in reduced inventory availability to domestic customers until mid-April 2006, which Management believes negatively impacted domestic sales revenues for the quarter, but at the time of this report, is not expected to impact sales revenues in the second quarter of 2006.

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

A percentage breakdown of EST's market segments of Domestic and Foreign Export sales, for the first quarter of 2006 and 2005 are as follows:

For the first quarter of	2006	2005
Domestic Sales	70%	89%
Export Sales	30%	11%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes. The Company’s operating segment information is contained in "Financial Statements, Notes to Financial Statements, Note 7 – Segment Reporting".

Domestic Revenues

The Company’s domestic operations represented 70% of the Company’s total net revenues. Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products. Domestic revenues decreased to $341,900 for the quarter ended March 31, 2006, compared to $524,806 for the quarter ended March 31, 2005, reflecting a decrease of 33%. Management believes the decrease in domestic sales revenues is a reflection of available inventory being committed to sales to a large Latin American project during the first quarter of 2006. This project was expedited for the end customer, resulting in reduced inventory availability to domestic customers until mid-April 2006, which Management believes negatively impacted domestic sales revenues for the quarter.

The Company’s domestic sales were augmented by sales of the Company’s products for Mobile Data Computers Systems (MDCS) to public entities, which accounted for 31% of the Company’s domestic sales during the first quarter of 2006. Management believes MDCS sales will remain strong in the near term, however MDCS sales are difficult to predict and cannot be assured due to public safety entity purchases being linked to uncertain government funding. Sales to ADSI and IndustrialEnet, both domestic resellers of the Company’s products, represented 12% and 10% of the Company's sales revenues, respectively for the quarter ended March 31, 2006. No other domestic sales to a single customer comprised 10% or more of the Company's product sales.

Domestic segment operating loss increased to $19,270 for the quarter ended March 31, 2006 as compared with a segment operating income of $97,756 for the same quarter of 2005, due to reduced sales revenues for the segment during the first quarter of 2006.

Foreign Revenues

The Company’s foreign operating segment represented 30% of the Company’s total net revenues for the quarter ended March 31, 2006. The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States. The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended March 31, 2006, the Company had $147,363 in foreign export sales, amounting to 30% of total net revenues of the Company for the quarter, compared with foreign export sales of $64,524 or 11% of net revenues for the same quarter of 2005, reflecting an increase of 128%. This increase is attributable to increased sales revenues in Colombia, Canada and Peru when compared with the same period of 2005. During the quarter ended March 31, 2006 sales to the AW Electronica, a reseller of the Company’s products to Latin America, consisted of 13% of the Company’s sales revenues. No other foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended March 31, 2006. Products purchased by foreign customers were used primarily in industrial automation applications. Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment increased to $41,640 for the quarter ended March 31, 2006 as compared with $15,573 for the same period of 2005 due to increased sales revenues.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, include salaries, wages and other expenses related to the performance of these support functions. Unallocated corporate expenses increased slightly during the quarter ended March 31, 2006 to $77,518 as compared with $76,004 for the same quarter of 2005, and represented expense to total net revenues percentages of 16% and 13% for the first quarter of 2006 and 2005, respectively.

BACKLOG:

As of March 31, 2006, the Company had a sales order backlog of $249,922. The Company’s backlog was increased due to available inventory being committed to sales to a large Latin American project during the first quarter of 2006. This project was expedited for the customer, resulting in reduced inventory availability to domestic customers until mid-April 2006, but at the time of this report, is not expected to impact sales revenues in the second quarter of 2006. The Company’s customers generally place orders on an "as needed basis".

COST OF SALES:

Cost of sales percentages of gross sales for the first quarters of 2006 and 2005 were 49% and 46% of gross sales respectively. The cost of sales increase for the first quarter of 2006 is the result of differences in product mix of the items sold during the quarter having increased cost and/or decreased profit margins, when compared with the product mix sold during the same quarter of 2005, as well as increased manufacturing related salary, wage and benefits cost.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2006 increased $25,432 from first quarter of 2005 levels. The following is a delineation of operating expenses:

	March 31 2006	March 31 2005	Increase (Decrease)
Finance/Administration	$ 77,518	$ 76,004	$ 1,514
Research/Development	85,121	66,692	18,429
Marketing	108,246	105,033	3,213
Customer Service	31,538	29,262	2,276
Total Operating Expenses	$302,423	$276,991	$ 25,432

Finance and Administration: For the first quarter of 2006 Finance and Administration expenses increased to $77,518, when compared with the first quarter of 2005, due to recognition of share based compensation expense by the Company during the first quarter of 2006.

Research and Development: Research and Development expenses increased $18,429 to $85,121, during the first quarter of 2006, due to increased subcontracted engineering expertise and research and development related supplies when compared with the same period in 2005.

Marketing: During the first quarter of 2006, marketing expenses increased $3,213 to $108,246, when compared with the same period of 2005, due to timing differences in advertising costs when compared with the first quarter of 2005.

Customer Service: Customer service expenses increased $2,276, to $31,538 during the first quarter of 2006 due to an decreased amount of department expenses being billed to customers for services, when compared with the same quarter of 2005.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $8,273 in interest and dividend income during the quarter ending March 31, 2006. Sources of this income were money market accounts, certificates of deposit and marketable securities investments.

Share based compensation

Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123R, "Share-Based Payment", (FAS 123R) for its share-based compensation plan. The Company previously accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and disclosure requirements established by FAS 123, "Accounting for Stock-Based Compensation". The Company adopted FAS 123R using the modified prospective method and, accordingly, results for prior periods have not been restated. In calculating the share based compensation expense for the first quarter of 2006, the Company employed the Black-Scholes option-pricing model to estimate the fair value of option awards on the date of the stock option grant, as well as assuming an option exercise rate of 12%, derived from prior stock option exercise experience. For the first quarter of 2006, the Company recorded compensation expense related to stock options of $2,004 ($1,323 after tax).

NET INCOME (LOSS):

The Company had a net loss of $30,000 for the first quarter of 2006 compared to net income of $24,719 for the same quarter of 2005. The Company’s net loss is the result of decreased sales revenues and increased operating expenses during the first quarter of 2006, when compared with the first quarter of 2005.

B. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2006 was 13.2:1 compared to 15.7:1 at December 31, 2005. The decrease in current ratio is due to increased accounts payable liability for inventory items, when compared with amounts at December 31, 2005.

For the quarter ending March 31, 2006, the Company had cash and cash equivalents of $888,144 as compared to cash and cash equivalent holdings of $651,265 at December 31, 2005. Certificates of Deposit decreased to $90,000 as of March 31, 2006, from $449,613 as of December 31, 2005 due to differences in maturity cycles for these investments when compared with year end 2005. Available for sale marketable securities increased from December 31, 2005 amounts of 921,029, to $1,034,936 as of March 31, 2006. As of March 31, 2006, certain components of investments held by the Company, if sold as of March 31, 2006, would have presented a realized gain, net of tax of $2,088, compared with a potential loss of $5,905 as of December 31, 2005. The contingency for these items is reflected in the Balance Sheet as Accumulated Other Comprehensive Gain (Loss), and the Statement of Comprehensive Income (Loss), respectively, as of March 31, 2006.

Accounts receivable decreased to $206,615 as of March 31, 2006, from December 31, 2005 levels of $222,982, due to sales and collection cycle timing differences during the first quarter of 2006. Inventory increased to $509,735 at March 31, 2006, from December 31, 2005 levels of $485,257. The Company's fixed assets, net of depreciation, decreased to $181,267 as of March 31, 2006 from December 31, 2005 levels of $184,025, due to depreciation of $14,391, offset by capital expenditures for fixed assets during the first quarter of 2006 of $11,633. Capital expenditures during the quarter were primarily for the purchase of production related test equipment and computer system upgrades. Management believes additional capital expenditures may be necessary during 2006 to support the production and sale of the Company’s products. Provision for Federal Income Taxes increased to $14,633, reflecting a year-to-date tax credit based on the Company’s net loss as of March 31, 2006.

Prepaid expenses increased to $37,754 as of March 31, 2006 as compared with $31,985 for December 31, 2005 due to timing differences in prepaid tradeshow expenses. As of January 1, 2005, the Company entered into a 39-month agreement with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services. The current portion of the prepaid Netsuite Inc. services as of March 31, 2006 is reflected in "prepaid expenses" on the Company’s balance sheet in the amount of $18,876. The noncurrent portion of the prepaid Netsuite Inc. services as of March 31, 2006 is reflected in "other assets" on the Company’s balance sheet in the amount of $19,862.

As of March 31, 2006, trade accounts payable balance was $140,562 as compared with $41,377 at December 31, 2005, and reflects amounts owed for purchases of inventory items and contracted services. The increase in accounts payable levels is the result of increased inventory purchases late in the quarter for production requirements, primarily for a Latin American customer. The Company recorded refundable deposit liabilities of $27,844 for prepayment of foreign sales prior to shipment. Federal income taxes payable decreased to $0 at March 31, 2006 from $80,579 at December 31, 2005 as the result of payment of the Company’s federal income tax liability during the first quarter of 2006. Accrued liabilities as of March 31, 2006 were $42,321, compared with $54,109 at December 31, 2005, and reflect items such as payroll and state tax liabilities, as well as accrued vacation benefits.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2006 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2006.

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

ITEM III

CONTROLS & PROCEDURES

(a) Disclosure controls and procedures. An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II
OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K
Form 8-K dated February 10, 2006 is incorporated herein by reference.

Exhibit Index	Reference Form 10-QSB

Exhibit Number	Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.
Form 8-K dated February 25, 2005 is incorporated herein by reference.

Form 8-K dated February 10, 2006 is incorporated herein by reference.

11. Statement Re: computation of per share earnings.	Note 3 to Financial Statements.
31.1 CEO Certification
31.2 CFO Certification
32 Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T.L. KIRCHNER
Date: May 11, 2006	Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

By: /s/ JON CORREIO
Date: May 11, 2006	Name: Jon Correio
Title: Director/Secretary/Treasurer
(Principal Financial Officer)