Form 10QSB
period 2006-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2006-08-09
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2006: 5,153,667 shares of common $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [    ] No [ X ].

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)
(Unaudited)

Six Months Ended	June 30, 2006	June 30, 2005
Sales	$ 1,128,803	$ 1,130,184
Other Revenues	22,935	16,135
Gross Profit	632,285	581,801

Net Income (Loss) Before Taxes	6,640	19,963
Net Income (Loss) After Taxes	5,305	5,247

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.00	$ 0.00
Diluted	0.00	0.00

Earnings (Loss) Per Share After Taxes
Basic	$ 0.00	$ 0.00
Diluted	0.00	0.00

Weighted Average Shares Outstanding (Basic)
Primary	5,152,258	5,148,667
Diluted	5,178,098	5,236,410

Total Assets	$ 2,995,813	$ 2,903,995

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,729,602	$ 2,656,484

Shareholders' Equity Per Share	$ 0.53	$ 0.52

Working Capital	$ 2,562,555	$ 2,448,905

Current Ratio	12.9:1	15.0:1

Equity To Total Assets	91%	91%

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
(as prepared by Management)
(Unaudited)

	June 30, 2006	Dec. 31, 2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 599,333	$ 651,265
Short Term Certificates of Deposit Investments	359,640	449,613
Available for Sale Marketable Securities	1,038,224	921,029
Accounts Receivable, net of allowance for uncollectibles	159,113	222,982
Inventory	575,412	485,257
Accrued Interest	1,366	2,758
Prepaid Expenses	44,978	31,985
Total Current Assets	2,778,066	2,764,889

PROPERTY & EQUIPMENT net of depreciation	178,443	184,025

OTHER ASSETS	16,104	25,067
DEFERRED INCOME TAX BENEFIT	23,200	20,600
TOTAL ASSETS	$ 2,995,813	$ 2,994,581

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	99,487	41,377
Refundable Deposits	127	72
Federal Income Taxes Payable	18,045	80,579
Accrued Liabilities	46,315	54,109
Distributions Payable	51,537	--
Total Current Liabilities	215,511	176,137

DEFERRED INCOME TAX LIABILITY	50,700	59,300

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,153,667 Shares Issued And Outstanding	5,154	5,149
Additional Paid-in Capital	972,173	966,184
Retained Earnings	1,758,596	1,804,828
Accumulated other Comprehensive Gain (Loss)	(6,321)	(17,017)
	2,729,602	2,759,144

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,995,813	$ 2,994,581

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(as prepared by Management)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

SALES	$ 640,970	$ 547,178	$ 1,128,803	$ 1,130,184
COST OF SALES	255,581	281,467	496,518	548,383
Gross Profit	385,389	265,711	632,285	581,801

OPERATING EXPENSES
Finance/Administration	66,959	62,696	144,477	138,699
Research & Development	91,409	69,659	176,530	136,351
Marketing	142,662	129,733	250,848	234,766
Customer Service	31,757	26,966	63,355	56,229
Total Operating Expenses	332,787	289,054	635,210	566,045
OPERATING INCOME (LOSS)	52,602	(23,343)	(2,925)	15,756

Other Income (expenses)
Interest/Investment Income	11,504	9,811	19,778	16,134
Uncollectible amount recovered	--	--	3,157	--
Realized Loss on Marketable Securities	--	(1,500)	(8,942)	(7,140)
Management Fee, Marketable Securities	(2,320)	(2,331)	(4,428)	(4,655)
Loss on Asset Disposal	--	--	--	(132)
Net Other Income (Expense)	9,184	5,980	9,565	4,207

NET INCOME (LOSS) BEFORE TAX	61,786	(17,363)	6,640	19,963
Provision For Income Tax	(26,482)	2,645	(1,335)	(14,716)
NET INCOME (LOSS)	$ 35,304	$ (14,718)	$ 5,305	$ 5,247

Basic Earnings (Loss) Per Share Before Tax	$ 0.01	$ (0.00)	$ 0.00	$ 0.00
Basic Earnings (Loss) Per Share After Tax	$ 0.01	$ (0.00)	$ 0.00	$ 0.00

Diluted Earnings (Loss) Per Share Before Tax	$ 0.01	$ (0.00)	$ 0.00	$ 0.00
Diluted Earnings (Loss) Per Share After Tax	$ 0.01	$ (0.00)	$ 0.00	$ 0.00

(See "Notes to Financial Statements")

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(as prepared by Management)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
NET INCOME (LOSS)	$ 35,304	$ (14,718)	$ 5,305	$ 5,247

OTHER COMPREHENSIVE GAIN (LOSS):
Unrealized gain (loss) on securities arising during period (net of tax effect)	1,862	1,609	3,950	(749)
COMPREHENSIVE INCOME (LOSS)	$ 37,166	$ (13,109)	$ 9,255	$ 4,498

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Six Months Ended	June 30, 2006	June 30, 2005
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ 5,305	$ 5,247
Noncash items included in income:
Depreciation	29,028	35,428
Amortization	748	1,426
Loss on Disposition of Assets	--	132
Loss on Marketable Securities	8,942	7,140
Provision for Federal Income Taxes	(5,510)	(2,042)
Accrued Interest	1,392	(1,998)
Deferred Income Tax	(11,200)	3,200
Share Based Compensation	3,994	--

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	63,869	40,520
Certificates of Deposit Redeemed (Purchased)	90,000	(450,000)
Marketable Securities Investments Purchased	(402,000)	--
Marketable Securities Investments Sold	292,042	595,028
Inventory	(90,155)	(5,691)
Prepaid Software and Network Services	8,215	(16,305)
Prepaid Expenses	(12,993)	(3,089)

DECREASE (INCREASE) IN LONG TERM ASSETS:
Prepaid Software and Network Services	--	(28,535)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	50,316	(62,825)
Refundable Deposits	55	(43)
Deferred Tax Liability	--	(2,300)
Accrued Federal Income Taxes	(62,534)	(23,343)
	(30,486)	91,950
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	(23,446)	(17,050)
	(23,446)	(17,050)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Stock option exercise	2,000	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,932)	74,900
Cash And Cash Equivalents At Beginning Of Period	651,265	488,480
Cash And Cash Equivalents At Ending of Period	$ 599,333	$ 563,380

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 80,579	$ 39,201

Cash allocated for Cash Distribution	$ 51,537	$ 51,487

Cash And Cash Equivalents:
Cash	$ 4,702	$ 11,100
Money Market Accounts	594,631	552,280
	$ 599,333	$ 563,380

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10QSB are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six months ended June 30, 2006 and June 30, 2005. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2005 as filed with Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2006 and June 30, 2005, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	June 30 2006	December 31 2005
Parts	$290,809	$ 293,077
Work in progress	85,781	14,518
Finished goods	198,822	177,662
	$575,412	$ 485,257

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,152,258 and 5,148,667 for the six months ended June 30, 2006 and 2005 respectively. The primary weighted average number of common shares outstanding for the three month period ending June 30, 2006 was 5,153,667.

For the three months ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS Income available to common stockholders	$35,304	5,153,667	$0.01
Diluted EPS Income available to common stockholders + assumed conversions	$35,304	5,165,921	$0.01

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

As of June 30, 2006, the Company had stock options outstanding, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 10, 2006, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 10, 2006 totaled 215,000 shares under option and have an exercise price of $0.68 per share. The options granted on February 10, 2006 may be exercised any time during the period from February 10, 2006 through February 9, 2009. The Company's Form 8-K dated February 10, 2006, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

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

A summary of option activity during the six months ended June 30, 2006 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2006	545,000	$0.68
Granted	215,000	0.68
Exercised	(5,000)	0.40
Canceled	(150,000)	0.40
Outstanding at June 30, 2006	605,000	0.75

For the second quarter of 2006, compensation expense charged against income for stock options was $1,990 ($1,313 after tax). No non-vested share-based compensation arrangements existed as of June 30, 2006.

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

For the quarter ended June 30, 2006, the Company’s only item of other comprehensive income (loss) was unrealized gain on marketable securities investments, net of tax in the amount of $1,862, resulting from changes in value of mutual fund investments held by the Company. During the second quarter of 2005, the only item of comprehensive income (loss) was unrealized gain on marketable securities investments, net of tax in the amount of $1,609.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the six-month period ended June 30, 2006, services in the amount of $68,094 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

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

During the quarter ended June 30, 2006, Domestic customers represented approximately 78% of total net revenues. Foreign customers represented approximately 22% of total net revenues. During the quarter ended June 30, 2006 sales to the ADSI, a domestic reseller of the Company’s products consisted of 17% of the Company’s sales revenues. No other sales to a single customer comprised 10% or more of the Company's product sales. Revenues from foreign countries consist primarily of revenues from Canada and South American countries including Mexico.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the second quarter of 2005 and 2006 is as follows:

	Domestic	Foreign	Unallocated Corporate	Total
Three months ended June 30, 2006
Total net revenues	$499,558	$141,412	$ -	$640,970
Earnings (loss) before tax	82,705	46,140	(67,059)	61,786
Depreciation/amortization	14,458	-	558	15,016
Identifiable assets	762,240	19,259	2,214,314	2,995,813
Net capital expenditures	11,814	-	-	11,814

Three months ended June 30, 2005
Total net revenues	$485,498	$61,680	$ -	$547,178
Earnings (loss) before tax	53,876	(8,543)	(62,696)	(17,363)
Depreciation/amortization	17,787	-	676	18,463
Identifiable assets	812,844	32,952	2,058,199	2,903,995
Net capital expenditures	1,346	-	-	1,346

Six months ended June 30, 2006
Total net revenues	$840,027	$288,776	$ -	$1,128,803
Earnings (loss) before tax	57,664	93,553	(144,577)	6,640
Depreciation/amortization	22,261	-	7,515	29,776
Identifiable assets	762,240	19,259	2,214,314	2,995,813
Net capital expenditures	22,846	-	600	23,446

Six Months ended June 30, 2005
Total net revenues	$1,006,644	$123,540	$ -	$1,130,184
Earnings (loss) before tax	127,771	(3,788)	(138,699)	(14,716)
Depreciation/amortization	35,502	-	1,352	36,854
Identifiable assets	812,844	32,952	2,058,199	2,903,995
Net capital expenditures	17,050	-	-	17,050

NOTE 8 - CASH DISTRIBUTION

On June 2, 2006, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 23, 2006, of $0.01 per share of common stock, with a payable date of July 17, 2006. The payment of the cash distribution was completed by July 17, 2006. For the quarter ended June 30, 2006, the Company recognized a current liability in the amount of $51,537, reflecting the total dollar value of the cash distribution. The Company’s Form 8-K dated June 2, 2006, as filed with the Securities and Exchange Commission is included herein by reference.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2006. The following statements may be forward looking in nature and actual results may differ materially.

A. Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services increased to $640,970 for the second quarter of 2006, compared to $547,178 for the second quarter of 2005, reflecting an increase of 17%. Gross revenues increased to $652,474 for the quarter ended June 30, 2006, from $556,989 for the same quarter of 2005. Year to date sales decreased slightly to $1,128,803 as of June 30, 2006 as compared to $1,130,184 as of June 30, 2005. Year to date gross revenues increased to $1,151,738 as of June 30, 2006 compared to $1,146,318 as of June 30, 2005. The increase in revenues for the second quarter of 2006 is the result of increased foreign and domestic industrial automation and domestic Mobile Data Computer Systems (MDCS) product sales when compared with the same period of 2005. Management believes the revenue increase is the result of the culmination of several foreign and domestic projects using the Company’s products coming to completion, as well as the result of increased tradeshow attendance by the Company during the past six months. Management remains cautious that 2006 sales revenues may be negatively impacted by competitive and economic factors that led to flat sales revenues during 2005, particularly in the domestic industrial automation marketplace. The Company continues to increase tradeshow attendance for specifically targeted markets of the Company’s products to increase product exposure and customer and reseller contact.

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

A percentage breakdown of EST's Domestic and Export Sales, for the second quarter of 2006 and 2005 are as follows:

For the second quarter of
	2006	2005
Domestic Sales	78%	89%
Export Sales	22%	11%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes. The Company’s operating segment information is contained in "Financial Statements, Notes to Financial Statements, Note 7 – Segment Reporting".

Domestic Revenues

During the quarter ended June 30, 2006, the Company’s domestic operations represented 78% of the Company’s total net revenues. Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products. Domestic revenues increased to $499,558 for the quarter ended June 30, 2006, compared to $485,498 for the quarter ended June 30, 2005, reflecting an increase of 3%. Management believes the increase in domestic sales revenues is the result of strong MDCS sales from the Company’s ongoing project with the Mississippi Highway Patrol, which was accelerated by the customer during the second quarter of 2006. A slight increase in domestic industrial automation sales was also recorded during the quarter resulting from timing differences in projects involving the Company’s products, as well as the results of increased tradeshow activity by the Company.

The Company’s domestic sales were augmented by sales of the Company’s products for MDCS projects to public entities, which accounted for 32% of the Company’s domestic sales during the second quarter of 2006. Management believes MDCS sales will remain strong in the near term, however MDCS sales are difficult to predict and cannot be assured due to public safety entity purchases being linked to uncertain government funding. During the quarter ended June 30, 2006 sales to the ADSI, a domestic reseller of the Company’s products consisted of 17% of the Company’s sales revenues. No other sales to a single customer comprised 10% or more of the Company's product sales.

Domestic segment operating income increased to $82,705 for the quarter ended June 30, 2006 as compared with a segment operating income of $53,876 for the same quarter of 2005, due to increased sales revenues and investment returns for the segment during the second quarter of 2006.

For the six-month period ended June 30, 2006, the Company’s domestic operations represented 74% of the Company’s total net revenues. Year to date domestic revenues decreased to $840,027 as of June 30, 2006, compared to $1,006,644 for the same period of 2005, reflecting a decrease of 17%. Management believes the decrease in domestic sales revenues during the first half of 2006 is a continuation of the effect of competitive and economic pressures that effected domestic industrial automation sales during the majority of 2005. The Company’s year to date domestic sales were augmented by sales of the Company’s products for MDCS to public entities, which accounted for 32% of the Company’s domestic sales during the first six months of 2006.

Year to date domestic segment operating income decreased to $57,664 for the period ended June 30, 2006 as compared with a segment operating income of $127,771 for the same period of 2005, due to decreased sales revenues and increased operating expenses for the segment when compared with 2005.

Foreign Revenues

The Company’s foreign operating segment represented 22% of the Company’s total net revenues for the quarter ended June 30, 2006. The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States. The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended June 30, 2006, the Company had $141,412 in foreign export sales, amounting to 22% of total net revenues of the Company for the quarter, compared with foreign export sales of $61,680 for the same quarter of 2005, reflecting an increase of 129%. This increase is attributable to increased sales revenues for a large industrial automation project in Colombia, as well as increased sales in Canada, Croatia, Mexico, Singapore and Venezuela, when compared with the same period of 2005. No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 2006. Products purchased by foreign customers were used primarily in industrial automation applications. Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment increased to $46,140 for the quarter ended June 30, 2006 as compared with a net operating loss of $8,543 for the same period of 2005 due to the strong increase in sales revenues.

For the six-month period ended June 30, 2006, the Company had $288,776 in foreign export sales, amounting to 26% of total net revenues of the Company for the period, compared with foreign export sales of $123,540 for the same period of 2005, reflecting an increase of 134%. This increase is attributable to sales revenues for a large industrial automation project in Colombia, as well as increased sales in Canada, Croatia, Mexico, Singapore and Venezuela, when compared with the first six months of 2005. Products purchased by foreign customers were used primarily in industrial automation applications.

Year to date foreign segment operating income increased to $93,553 for the period ended June 30, 2006 as compared with a segment operating loss of $3,788 for the same period of 2005, due to increased sales revenues for the segment when compared with 2005.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, include salaries, wages and other expenses related to the performance of these support functions. Unallocated corporate expenses increased slightly during the quarter ended June 30, 2006 to $67,059 as compared with $62,696 for the same quarter of 2005, and represented expense to total net revenues percentages of 10% and 11% for the first quarter of 2006 and 2005, respectively.

Year to date unallocated corporate expenses increased slightly for the period ended June 30, 2006 to $144,577 as compared with $138,699 for the same period of 2005, and represented expense to total net revenues percentages of 13% and 12% for the first six months of 2006 and 2005, respectively.

BACKLOG:

The Corporation had backlog of $48,300 as of June 30, 2006. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarter of 2006 and 2005 was 40% and 51%, respectively. The cost of sales decrease for the second quarter of 2006 is the result the product mix for items sold during the quarter having a more favorable profit margin when compared with the same period of 2005. The cost of sales percentage was also positively effected by increased profit margins on engineering services performed by the Company resulting from a restructuring of customer service engineering compensation late in the first quarter of 2006.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2006 increased $43,733 from the second quarter of 2005. The following is an outline of operating expenses:

For the quarter ended:	June 30, 2006	June 30, 2005	Increase (Decrease)
Finance/Administration	$ 66,959	$ 62,696	$ 4,263
Research/Development	91,409	69,659	21,750
Marketing	142,662	129,733	12,929
Customer Service	31,757	26,966	4,791
Total Operating Expenses	$ 332,787	$ 289,054	$ 43,733

FINANCE AND ADMINISTRATION:

During the second quarter of 2006, Finance and Administration expenses increased $4,263 from the same quarter of 2005. The increase is the result of increased professional services required by the Company for government compliance and administration, and the recognition of share based compensation expense by the Company when compared with the same quarter of 2005.

RESEARCH AND DEVELOPMENT:

Research and Development expenses increased $21,750 during the second quarter of 2006, when compared with the same period in 2005. The increase is primarily due to increased subcontracted engineering expertise and development related material when compared with the same quarter of 2005.

MARKETING:

During the second quarter of 2006, marketing expenses increased $12,929 from the same period in 2005. The increase is due to attendance of an increased number of tradeshows by the Company, resulting in increased tradeshow fees and travel expenses when compared with the same period of 2005.

CUSTOMER SERVICE:

Customer service expenses increased $4,791 during the second quarter of 2006, when compared with the same quarter of 2005. The increase is due to a reduced amount of department expenses being billed directly to customers compared with the same quarter of 2005.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $11,504 in interest and dividend income during the quarter ended June 30, 2006. Sources of this income were money market accounts, certificates of deposit and marketable securities investments.

NET INCOME (LOSS):

The Company had a net income of $35,304 for the second quarter of 2006, compared to a $14,718 net loss for the same quarter of 2005. The increased in profitability for the quarter ended June 30, 2006 is attributable to both increased sales revenues and increased profit margins when compared with the same quarter of 2005. For the six-month period ended June 30, 2006, the Company recorded a net income of $5,305 compared with net income of $5,247 for the same period of 2005, the result of increased operating expenses when compared with 2005.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2006 was 12.9:1 compared to 15.7:1 at December 31, 2005. The decrease in current ratio is the result of increased accounts payable and distributions payable liabilities as of June 30, 2006 when compared with year end 2005. For the quarter ending June 30, 2006, the Company had cash and cash equivalents of $599,333, compared to cash and cash equivalent holdings of $651,265 at December 31, 2005. Available for sale marketable securities increased to $1,038,224 compared to $921,029 at December 31, 2005, a result of timing differences in the Company’s investments between marketable securities and certificates of deposit. The Company had certificates of deposit investments in the amount of $359,640 as of June 30, 2006 as compared to $449,613 as of December 31, 2005. Certain components of investments held by the Company, if sold as of June 30, 2006, would have presented a realized loss net of tax of $6,321, as compared with a potential loss net of tax, of $17,017 as of December 31, 2005. The contingency for these items is reflected in the Balance Sheet as Accumulated Other Comprehensive Gain (Loss), and the Statement of Comprehensive Income (Loss), respectively, as of June 30, 2006.

Accounts receivable decreased to $159,113 as of June 30, 2006, from December 31, 2005 levels of $222,982, due to sales and collection differences during the second quarter of 2006, when compared with year end 2005. Inventory increased to $575,412 at June 30, 2006, from December 31, 2005 levels of $485,257, due to increased purchasing of component materials during the first six months of 2006. The Company's fixed assets, net of depreciation, decreased to $178,443 as of June 30, 2006, from December 31, 2005 levels of $184,025, due to depreciation of $29,028, and was offset by capital expenditures of $23,446 for fixed assets. The Company’s capital expenditures for fixed assets were primarily production/development-related equipment and tradeshow display enhancements. Management foresees additional capital expenditures may be necessary in 2006 to support the production and sale of the Company’s products.

As of January 1, 2005, the Company entered into a 39-month agreement with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services. The current portion of the prepaid Netsuite Inc. services as of June 30, 2006 is reflected in "prepaid expenses" on the Company’s balance sheet in the amount of $18,876. The noncurrent portion of the prepaid Netsuite Inc. services as of June 30, 2006 is reflected in "other assets" on the Company’s balance sheet in the amount of $15,079.

As of June 30, 2006, the Company’s trade accounts payable balance was $99,487 as compared with $41,377 at December 31, 2005, and reflects amounts owed for inventory items, contracted services, and state tax liabilities. Accrued liabilities as of June 30, 2006 were $46,315, compared with $54,109 at December 31, 2005, and reflect items such as accrued vacation benefits. The Company announced a cash distribution, payable during July 2006 in the amount of $51,537, which has been recognized as a liability as of June 30, 2006. Federal income taxes payable decreased to $18,045 as of June 30, 2006 a result of the Company’s decreased profitability during the first half of 2006.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2006 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2006.

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

Item 3.

CONTROLS & PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

CEO and CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO.  The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Quarterly Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, Our CEO and CFO have concluded that our disclosure controls and procedures were effective at that reasonable assurance level for the period stated.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CONCLUSION

Accordingly, the CEO and CFO note that, as of the period ended June 30, 2006 covered by this report, there were no significant deficiencies and material weaknesses in our Internal Controls. The effectiveness of these controls are under the continuing review of the Company's CEO, CFO and CAO. In addition, Management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company's accounting policies and procedures, as well as to identifying and rectifying any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to management. There were no other changes in our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to the Securities Holders

At the Company's Annual Stockholder Meeting on June 2, 2006, in Kennewick, Washington the following items were voted on by the stockholders with the following outcomes:

Item #1 Election of Directors:

Melvin Brown

Votes for: 4,106,512	Against: 28,200	Abstaining: 1,500

Jon Correio
Votes for: 4,107,212	Against: 26,000	Abstaining: 3,000

Robert Southworth
Votes for: 4,128,312	Against: 0	Abstaining: 7,900

Item #2 Ratification of Moe O’Shaughnessy & Associates, P.S. as independent auditors and tax service provider for the Corporation for the fiscal year ending December 31, 2006.
Votes for: 4,120,412	Votes against: 10,800	Abstaining: 5,000

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

Form 8-K dated February 10, 2006 is incorporated herein by reference.
Form 8-K dated June 2, 2006 is incorporated herein by reference.

Exhibit Index	Reference Form 10-QSB
Exhibit Number	Notes to Financial Statements

4. Instruments defining the Rights of Security Holders including indentures.

Form 8K dated February 10, 2006 is incorporated herein by reference

11. Statement Re: computation of per share earnings	Note 3 to Financial Statements

31.1 CEO Certification

31.2 CFO Certification

32 Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: August 7, 2006	/s/ T.L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President (Principal Executive Officer)
Date: August 7, 2006	/s/ JON CORREIO
Name: Jon Correio
Title: Director/Secretary/Treasurer (Principal Financial Officer)