Form 10QSB
period 2006-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2006-11-13
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2006: 5,153,667 shares of common $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ].

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)
(Unaudited)

SELECTED FINANCIAL DATA

Nine Months Ended	September 30, 2006	September 30, 2005
Sales	$ 1,764,334	$ 1,780,378
Other Revenues	35,072	27,393
Gross Profit	1,014,106	954,104

Net Income (Loss) Before Taxes	101,487	139,823
Net Income (Loss) After Taxes	62,979	86,193

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.02	$ 0.03
Diluted	0.02	0.03

Earnings (Loss) Per Share After Taxes
Basic	$ 0.01	$ 0.02
Diluted	0.01	0.02

Weighted Average Shares Outstanding
Primary	5,152,733	5,148,667
Diluted	5,169,484	5,227,891

Total Assets	$ 3,015,468	$ 2,978,294

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,795,587	$ 2,735,351

Shareholders' Equity Per Share	$ 0.54	$ 0.53

Working Capital	$ 2,648,987	$ 2,540,385

Current Ratio	16.3:1	15.5:1

Equity To Total Assets	93%	92%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
(as prepared by Management)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 1,755,243	$ 651,265
Short Term Certificates of Deposit Investments	180,000	449,613
Available for Sale Marketable Securities	--	921,029
Accounts Receivable, Net of Allowance for Uncollectibles	230,581	222,982
Inventory	608,096	485,257
Accrued Interest	1,549	2,758
Prepaid Expenses	47,099	31,985
Total Current Assets	2,822,568	2,764,889

PROPERTY & EQUIPMENT, Net of Depreciation	166,822	184,025

OTHER ASSETS	10,978	25,067
Deferred Income Tax Benefit	15,100	20,600
TOTAL ASSETS	$ 3,015,468	$ 2,994,581

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	83,959	41,377
Refundable Deposits	--	72
Accrued Liabilities	34,849	54,109
Federal Income Taxes Payable	54,773	80,579
Total Current Liabilities	173,581	176,137

Deferred Income Taxes	46,300	59,300

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,153,667 Shares Issued And Outstanding	5,154	5,149
Additional Paid-in Capital	974,163	966,184
Retained Earnings	1,816,270	1,804,828
Accumulated Other Comprehensive Gain (Loss)	--	(17,017)
2,795,587		2,759,144

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,015,468	$ 2,994,581

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(as prepared by Management)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

SALES	$ 635,531	$ 650,195	$ 1,764,334	$ 1,780,378
COST OF SALES	253,710	277,890	750,228	826,274
Gross Profit	381,821	372,305	1,014,106	954,104

OPERATING EXPENSES
Finance/Administration	49,362	43,044	193,840	181,743
Research & Development	100,381	66,934	276,911	203,285
Marketing	107,649	129,057	358,437	363,823
Customer Service	30,577	22,324	93,991	78,552
Total Operating Expense	287,969	261,359	923,179	827,403
OPERATING INCOME (LOSS)	93,852	110,946	90,927	126,701

Other Income (Expenses)
Interest/Investment Income	12,137	11,259	31,915	27,393
Realized Loss on Marketable Securities	(16,385)	--	(19,343)	(7,140)
Management Fee, Marketable Securities	(647)	(2,344)	(5,075)	(6,999)
Uncollectible Amounts Recovered	--	--	3,157	--
Loss on Asset Disposal	(94)	--	(94)	(132)
Net Other Income (Expense)	(4,989)	8,915	10,560	13,122

INCOME (LOSS) BEFORE TAX	88,863	119,861	101,487	139,823
Provision For Income Tax	(35,139)	(38,914)	(38,508)	(53,630)

NET INCOME (LOSS)	$ 53,724	$ 80,947	$ 62,979	$ 86,193

Basic Earnings (Loss) Per Share Before Tax	$ 0.02	$ 0.02	$ 0.02	$ 0.03
Basic Earnings (Loss) Per Share After Tax	$ 0.01	$ 0.02	$ 0.01	$ 0.02

Diluted Earnings (Loss) Per Share Before Tax	$ 0.02	$ 0.02	$ 0.02	$ 0.03
Diluted Earnings (Loss) Per Share After Tax	$ 0.01	$ 0.02	$ 0.01	$ 0.02

(See "Notes to Financial Statements")

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(as prepared by Management)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
NET INCOME (LOSS)	$ 53,724	$ 80,947	$ 62,979	$ 86,193

OTHER COMPREHENSIVE GAIN (LOSS):
Unrealized gain (loss) on securities arising during period (net of tax effect)	--	(2,080)	--	(2,829)
COMPREHENSIVE INCOME (LOSS)	$ 53,724	$ 78,867	$ 62,979	$ 83,364

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Nine Months Ended	September 30, 2006	September 30, 2005

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$62,979	$86,193
Noncash items included in income:
Depreciation	44,145	53,178
Amortization	1,090	2,138
Loss on Disposition of Assets	94	132
Loss on Marketable Securities	19,343	7,140
Provision for Federal Income Taxes	(8,765)	(969)
Deferred Income Tax	(7,500)	(5,600)
Accrued Interest	1,209	(4,065)
Shared Based Compensation	5,984	--

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	(7,599)	(54,886)
Certificates of Deposit Redeemed (Purchased)	270,000	(720,000)
Marketable Securities Investments Purchased	(402,000)	--
Marketable Securities Investments Sold	1,329,081	685,028
Inventory	(122,839)	17,887
Prepaid Software and Network Services	12,999	(18,104)
Prepaid Expenses	(15,114)	(13,511)

DECREASE (INCREASE) IN LONG TERM ASSETS:
Prepaid Software and Network Services	--	(27,884)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	23,322	(59,428)
Refundable Deposits	(72)	4,037
Accrued Federal Income Taxes	(25,806)	20,999
1,180,551	(27,715)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Deposits Applied to Property and Equipment	--	--
Additions To Property And Equipment	(27,036)	(17,050)
(27,036)	(17,050)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Stock Options Exercised	2,000	--
Cash Distribution Paid to Shareholders	(51,537)	(51,487)
(49,537)	(51,487)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,103,978	(96,252)
Cash And Cash Equivalents At Beginning Of Period	651,265	488,480
Cash And Cash Equivalents At Ending of Period	$ 1,755,243	$ 392,228

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 80,579	$ 39,201

Cash And Cash Equivalents:
Cash	$ 31,091	$ 9,194
Money Market Accounts	1,724,152	383,034
$ 1,755,243	$ 392,228

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10QSB are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2006 and September 30, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2005 as filed with Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 2006 and September 30, 2005, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	September 30 2006	December 31 2005
Parts	$272,098	$293,077
Work in progress	90,117	14,518
Finished goods	245,881	177,662
	$608,096	$485,257

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,152,733 and 5,148,667 for the nine months ended September 30, 2006 and 2005 respectively. The primary weighted average number of common shares outstanding for the three month period ended September 30, 2006 was 5,153,667.

For the Nine Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS Income available to common stockholders	$62,979	5,152,733	$0.01
Diluted EPS Income available to common stockholders + assumed conversions	$62,979	5,169,484	$0.01

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

As of September 30, 2006, the Company had outstanding stock options that have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company. On February 10, 2006, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 10, 2006 totaled 215,000 shares under option and have an exercise price of $0.68 per share. The options granted on February 10, 2006 may be exercised any time during the period from February 10, 2006 through February 9, 2009. The Company's Form 8-K dated February 10, 2006, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

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

A summary of option activity during the nine months ended September 30, 2006 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2006	545,000	$0.68
Granted	215,000	0.68
Exercised	(5,000)	0.40
Canceled	(150,000)	0.40
Outstanding at September 30, 2006	605,000	0.75

For the third quarter of 2006, compensation expense charged against income for stock options was $1,990 ($1,313 after tax). No non-vested share-based compensation arrangements existed as of September 30, 2006.

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

For the first nine months of 2006, the Company’s had no items of other comprehensive income (loss). During the first nine months of 2006 the Company recognized realized losses on marketable securities investments in the amount $19,343 incurred during the restructuring of the Company’s short-term investments. During the same period of 2005, the Company’s only item of other comprehensive income (loss) was unrealized losses on marketable securities investments, net of tax in the amount $2,829.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 2006 services in the amount of $110,211 were contracted with

Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

NOTE 7 – SEGMENT REPORTING

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

During the quarter ended September 30, 2006, Domestic customers represented approximately 86% of total net revenues. Foreign customers represented approximately 14% of total net revenues. During the quarter ended September 30, 2006 sales to ADSI and Border States Electric, domestic resellers of the Company’s products consisted of 21% and 11% of the Company’s sales revenues, respectively. No other sales to a single customer comprised 10% or more of the Company's net revenues for the quarter ended September 30, 2006. Revenues from foreign countries consist primarily of revenues from Canada and South American countries including Mexico.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the third quarter of 2006 and 2005 is as follows:

	Domestic	Foreign	Unallocated Corporate	Total
Three months ended September 30, 2006
Total net revenues	$559,161	$88,507	$ -	$647,668
Earnings (loss) before tax	125,203	13,022	(49,362)	88,863
Depreciation/amortization	14,893	-	566	15,459
Identifiable assets	974,942	13,704	2,026,822	3,015,468
Net capital expenditures	3,590	-	-	3,590

Three months ended September 30, 2005
Total net revenues	$481,172	$180,282	$ -	$661,454
Earnings (loss) before tax	90,798	72,107	(43,044)	119,861
Depreciation/amortization	17,787	-	676	18,463
Identifiable assets	827,995	71,243	2,079,056	2,978,294
Net capital expenditures	-	-	-	-

Nine months ended September 30, 2006
Total net revenues	$1,422,123	$377,283	$ -	$1,799,406
Earnings (loss) before tax	208,732	86,595	(193,840)	101,487
Depreciation/amortization	43,561	-	1,674	45,235
Identifiable assets	974,942	13,704	2,026,822	3,015,468
Net capital expenditures	26,436	-	600	27,036

Nine months ended September 30, 2005
Total net revenues	$1,512,089	$295,682	$ -	$1,807,771
Earnings (loss) before tax	248,629	72,937	(181,743)	139,823
Depreciation/amortization	53,289	-	2,028	55,317
Identifiable assets	827,995	71,243	2,079,056	2,978,294
Net capital expenditures	17,050	-	-	17,050

NOTE 8 - CASH DISTRIBUTION

On June 2, 2006, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 23, 2006, of $0.01 per share of common stock, with a payable date of July 17, 2006. The payment of the cash distribution totaling $51,537 was completed by July 17, 2006. The Company’s Form 8-K dated June 2, 2006, as filed with the Securities and Exchange Commission is included herein by reference.

ITEM II
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the company’s unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2006. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem systems, accessories, and services decreased to $635,531 for the third quarter of 2006 as compared to $650,195 in the third quarter of 2005, reflecting a decrease of 2% from the previous year’s quarter. Gross revenues decreased to $647,668 for the quarter ending September 30, 2006, from $661,454 for the third quarter of 2005, reflecting a decrease of 2% from the previous year. As of September 30, 2006, year to date sales decreased to $1,764,334 as compared to $1,780,378 as of September 30, 2005. Year to date gross revenues decreased to $1,799,406 as of September 30, 2006 compared to $1,807,771 as of September 30, 2005. Management believes the decrease in sales revenue for the third quarter of 2006 is due to decreased foreign export sales, particularly when compared with the same period of 2005 which recorded strong foreign export sales in Colombia, Croatia and Canada. Management remains cautious that 2006 sales revenues may be negatively impacted by competitive and economic factors that led to flat sales revenues during 2005, particularly in the domestic industrial automation marketplace. The Company continues to maintain tradeshow attendance for specifically targeted markets of the Company’s products to increase product exposure to both customers and resellers.

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

A percentage breakdown of EST's Domestic and Export Sales, for the third quarter of 2006 and 2005 are as follows:

For the third quarter of
	2006	2005
Domestic Sales	86%	73%
Export Sales	14%	27%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes. The Company’s operating segment information is contained in "Financial Statements, Notes to Financial Statements, Note 7 – Segment Reporting".

Domestic Revenues

During the quarter ended September 30, 2006, the Company’s domestic operations represented 86% of the Company’s total net revenues. Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products. Domestic revenues increased to $559,161 for the quarter ended September 30, 2006, compared to $481,172 for the quarter ended September 30, 2005, reflecting an increase of 16%. Management believes the increase in domestic sales revenues is the result of strong Mobile Data Computer System (MDCS) sales from the Company’s ongoing project with the Mississippi Highway Patrol, delivery for which were accelerated by the customer during the third quarter of 2006. A slight decrease in domestic industrial automation sales was recorded during the quarter, which Management believes is the result of timing differences in projects involving the Company’s products when compared with the same period of 2005.

The Company’s domestic sales were augmented by sales of the Company’s products for MDCS projects to public entities, which accounted for 35% of the Company’s domestic sales during the third quarter of 2006. Management believes MDCS sales will remain strong in the near term, however MDCS sales are difficult to predict and cannot be assured due to public safety entity purchases being linked to uncertain government funding. During the quarter ended September 30, 2006 sales to ADSI and Border States Electric, domestic resellers of the Company’s products consisted of 21% and 11% of the Company’s sales revenues, respectively. No other sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended September 30, 2006.

Domestic segment operating income increased to $125,203 for the quarter ended September 30, 2006 as compared with a segment operating income of $90,798 for the same quarter of 2005, due to increased sales revenues for the segment during the third quarter of 2006.

For the nine-month period ended September 30, 2006, the Company’s domestic operations represented 79% of the Company’s total net revenues. Year to date domestic revenues decreased to $1,422,123 as of September 30, 2006, compared to $1,512,089 for the same period of 2005, reflecting a decrease of 6%. Management believes the decrease in domestic sales revenues during the first nine months of 2006 is a continuation of the effect of competitive and economic pressures that effected domestic industrial automation sales during the majority of 2005. The Company’s year to date domestic sales were augmented by sales of the Company’s products for MDCS to public entities, which accounted for 32% of the Company’s domestic sales during the first nine months of 2006.

Year to date domestic segment operating income decreased to $208,732 for the period ended September 30, 2006 as compared with a segment operating income of $248,629 for the same period of 2005. This decrease was due to decreased sales revenues and increased operating expenses and realized losses on investments for the segment when compared with 2005.

Foreign Revenues

The Company’s foreign operating segment represented 14% of the Company’s total net revenues for the quarter ended September 30, 2006. The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States. The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended September 30, 2006, the Company had $88,507 in foreign export sales, amounting to 14% of total net revenues of the Company for the quarter, compared with foreign export sales of $180,282 for the same quarter of 2005, reflecting a decrease of 51%. The decrease is attributable to decreased sales revenues in Colombia, Canada and Croatia, countries that had comparatively strong industrial automation sales during the third quarter of 2005. No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended September 30, 2006. Products purchased by foreign customers were used primarily in industrial automation applications.

Operating income for the foreign segment decreased to $13,022 for the quarter ended September 30, 2006 as compared with an operating income of $72,107 for the same period of 2005 due to the comparative decrease in sales revenues.

For the nine-month period ended September 30, 2006, the Company had $377,283 in foreign export sales, amounting to 21% of total net revenues of the Company for the period, compared with foreign export sales of $295,682 for the same period of 2005, reflecting an increase of 28%. The foreign export sale increase during the first nine months of 2006 is attributable to sales revenues for a large industrial automation project in Colombia, as well as increased sales in Canada, Mexico and Venezuela, when compared with the same period of 2005. Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Year to date foreign segment operating income increased to $86,595 for the period ended September 30, 2006 as compared with a segment operating income of $72,937 for the same period of 2006, due to increased year to date sales revenues for the segment when compared with 2005.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, include salaries, wages and other expenses related to the performance of these support functions. Unallocated corporate expenses increased during the quarter ended September 30, 2006 to $49,362 as compared with $43,044 for the same quarter of 2005, and represented expense to total net revenues percentages of 8% and 7% for the third quarter of 2006 and 2005, respectively.

Year to date unallocated corporate expenses increased for the period ended September 30, 2006 to $193,840 as compared with $181,743 for the same period of 2005, and represented expense to total net revenues percentages of 11% and 10% for the first nine months of 2006 and 2005, respectively.

BACKLOG:

The Company had a backlog of $184,308 at September 30, 2006, which was comprised of orders placed late in September and ongoing MDCS projects. Customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 2006 and 2005 were 40% and 43%, respectively. The cost of sales decrease for the third quarter of 2006 is the result the product mix for items sold during the quarter having a more favorable profit margin when compared with the same period of 2005. The cost of sales percentage was also positively effected by increased profit margins on engineering services performed by the Company resulting from a restructuring of customer service engineering compensation late in the first quarter of 2006.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2006 increased $26,610 when compared with the third quarter of 2005. The following is a delineation of operating expenses:

For the quarter ended:	September 30, 2006	September 30, 2005	Increase (Decrease)
Finance/Administration	$ 49,362	$ 43,044	$ 6,318
Research/Development	100,381	66,934	33,447
Marketing	107,649	129,057	(21,408)
Customer Service	30,577	22,324	8,253
Total Operating Expenses	$ 287,969	$ 261,359	$ 26,610

FINANCE AND ADMINISTRATION:

During the third quarter of 2006 Finance and Administration expenses increased to $49,362 when compared with the third quarter of 2005. The increase is the result of the recognition of share based compensation expense, increased professional services required by the Company for government compliance, and increased allocated rent and utility expense when compared with the same quarter of 2005.

RESEARCH AND DEVELOPMENT:

During the third quarter of 2006, Research and Development expenses increased to $100,381, an increase of $33,447 when compared with the third quarter of 2005. The increase is the result of increase subcontracted engineering expertise for development of the ESTeem 195Ep modem, when compared with the same quarter of 2005.

MARKETING:

Marketing expenses decreased $21,408, to $107,649, during the third quarter of 2006 when compared with the third quarter of 2005 due to decreased department related salaries, and timing differences in travel and tradeshow expenses when compared with the same period of 2005.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 2006 increased $8,253 when compared with the third quarter of 2005. The increase is due to reduced amount of department expenses being billed directly to customer when compared with the same quarter of 2005.

INTEREST AND INVESTMENT INCOME:

The Company earned $12,137 in investment and interest income for the quarter ended September 30, 2006. Sources of this income were money market accounts, certificates of deposit and marketable securities investments.

NET INCOME (LOSS):

The Company recorded a net income of $53,724 for the third quarter of 2006, compared to net income of $80,947 for the third quarter of 2005. The decrease is the result of decreased sales revenues during the third quarter of 2006 when compared with the third quarter of 2005. Year to date, the Company has net income of $62,979 for the nine months ended September 30, 2006, compared with $86,193 for the same period of 2005. The decreased year to date net income is the result of decreased sales revenues and increased operating expenses negatively effecting year to date profitability when compared with the same period of 2005.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2006 was 16.3:1 compared to 15.7:1 at December 31, 2005. The slight increase in current ratio is due to increased inventory and prepaid expense asset levels as of September 30, 2006 when compared with December 31, 2005 amounts.

For the quarter ending September 30, 2006, the Company had cash and cash equivalent holdings of $1,755,243 as compared to cash and cash equivalent holdings of $651,265 at December 31, 2005. Available for sale marketable securities decreased to $0 compared to $921,029 at December 31, 2005 as a result of restructuring of the Company’s investments. The Company had certificates of deposit investments in the amount of $180,000 as of September 30, 2006 as compared to $449,613 as of December 31, 2005 due to restructuring of the Company’s short-term investments. During the first nine months of 2006 the Company recognized realized losses on marketable securities investments in the amount $19,343 incurred during the restructuring of the Company’s short-term investments. This realized loss offsets certain components of investments held by the Company, which if sold as of December 31, 2005, would have presented a realized loss net of tax, of $17,017.

The contingency for these items is reflected in the Balance Sheets as Accumulated Other Comprehensive Gain (Loss), and the Statements of Comprehensive Income (Loss), respectively, as of September 30, 2006.

Accounts receivable increased to $230,581 as of September 30, 2006, from December 31, 2005 levels of $222,982. Inventory increased to $608,096 at September 30, 2006, from December 31, 2005 levels of $485,257, due to increased component purchases for current product production and upcoming production of the ESTeem 195Ep modem during the third quarter of 2006. The Company's fixed assets, net of depreciation, decreased to $166,822 as of September 30, 2006, from December 31, 2005 levels of $184,025 due to capital expenditures of $27,036 and being offset by depreciation of $44,145, and loss on asset disposition of $94. Prepaid expenses increased to $47,099 as of September 30, 2006 from December 31, 2005 amounts of $31,985 due to recent renewal of annual insurance policies and increased prepaid tradeshow expenses.

As of January 1, 2005, the Company entered into a 39-month agreement with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services. The current portion of the prepaid Netsuite Inc. services as of September 30, 2006, is reflected as prepaid software/network services and amounted to $18,876. The noncurrent portion of the prepaid Netsuite Inc. services as of September 30, 2006 is reflected in "other assets" on the Company’s balance sheet in the amount of $10,295.

As of September 30, 2006, the Company’s trade accounts payable balance was $83,959 as compared with $41,377 at December 31, 2005, and reflects amounts owed for purchases of inventory items and contracted services. Accrued liabilities as of September 30, 2006 were $34,849, compared with $54,109 at December 31, 2005, and reflect items such as accrued vacation benefits, and quarterly payroll and excise tax liabilities. Federal Income Taxes payable decreased to $54,773 as of September 30, 2006 as a result of the Company’s year-to-date profitability and estimated tax liabilities.

It is Management’s opinion the Company’s cash, cash equivalent reserves, and working capital at September 30, 2006 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

Item III.
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

CONCLUSION

Accordingly, the CEO and CFO note that, as of the period ended September 30, 2006 covered by this report, there were no significant deficiencies and material weaknesses in our Internal Controls. The effectiveness of these controls are under the continuing review of the Company's CEO, CFO and CAO. In addition, Management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company's accounting policies and procedures, as well as to identifying and rectifying any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to management. There were no other changes in our internal controls over financial reporting.

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
ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 10, 2006	/s/ T. L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)
Date: November 10, 2006	/s/ JON CORREIO
Name: Jon Correio
Title: Vice President, Finance & Administration
(Principal Financial Officer)