Form 10KSB
period 2006-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2007-03-28
CIK 752294

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934
For the transition period ___ to ___

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Not applicable [  ]

State issuer's revenues for its most recent fiscal year. $2,666,120

On February 26, 2007 the aggregate market value, based on the asked price, of the voting stock held by nonaffiliates of the registrant was $3,159,575.

The number of shares outstanding of the registrant's common stock as of February 26, 2007:  5,153,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  Form 8-K dated June 2, 2006. Forms 8-K dated February 10, 2006 and February 16, 2007.

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

The Company was incorporated in the State of Washington in February 1984, and was granted a United States Patent for the "Wireless Computer Modem" in May 1987, and Canadian patent in October 1988. During the past three years, the Company has continued product improvements and enhancements to incorporate continuing technological developments, and respond to customer needs and market opportunities. Development efforts during 2006 focused on the development of the ESTeem 195Ep Ethernet licensed 4.9 GHz, spread spectrum radio modem, the ESTeem 195Es unlicensed 900 MHz spread spectrum radio modem, and continued enhancement of the ESTeem 195Eg Ethernet based radio modem. The Model 195Ep modem is designed to operate in the US Government licensed frequency spectrum for Homeland Security and first responder infrastructures. The ESTeem 195Ep entered production in the second half of 2006. The ESTeem 195Es modem will provide the user with both low speed Ethernet and high-speed serial interfaces. The ESTeem 195Es is targeted for domestic and foreign industrial automation markets and is scheduled to enter production in the first half of 2007. In an effort to maintain and expand its customer base, with particular focus on the industrial control marketplace, the Company continues efforts to team with all major programmable logic controller (PLC) hardware vendors. During 2006, the Company continued marketing products for use in SCADA, Industrial Automation, Public Safety Communication and Government marketplaces.

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

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface
192S	Unlicensed	2400	.5 or 1	171K	10	Serial

Licensed Spread Spectrum Products

The Model 195Ep is a high performance, direct sequence spread spectrum transceiver employing the industry standard, 10baseT, Ethernet connectivity, specifically designed to operate on the US Government allocated frequencies in the 4.9 GHz spectrum for Homeland Defense and first responder networks and infrastructures. Typical outdoor applications include point to point and point to multi-point digital data networking for distances to approximately 5 to 7 miles line-of-sight without the use of the digi-repeater option.

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface
195Ep	Licensed	4900	2	54 M	5-7	Ethernet

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

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface
195Eg	Unlicensed	2400	1	54 M	5-7	Ethernet/Serial
WLANC	Unlicensed	2400	0.3	11 M	300-3000 ft.	Ethernet

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology. This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive. Research and Development expenditures for new product development and improvements of existing products by the Company for 2006 and 2005 were $401,572 and $280,052, respectively. None of the Company’s research and development expenses were paid directly by any of the Company’s customers. During 2006, the Company contracted and will continue to contract, with independent, nonaffiliated, engineering companies specializing in radio design and software development, when such expertise is required.

Development efforts during 2006 focused on the development of the ESTeem 195Ep Ethernet licensed 4.9 GHz, spread spectrum radio modem, the ESTeem 195Es unlicensed 900 MHz spread spectrum radio modem, and continued enhancement of the ESTeem 195Eg Ethernet based radio modem. The Model 195Ep modem is designed to operate in the US Government licensed frequency spectrum for Homeland Security and first responder infrastructures. The ESTeem 195Ep entered production in the second half of 2006. The ESTeem 195Es modem will provide the user with both low speed Ethernet and high-speed serial interfaces. The ESTeem 195Es is targeted for domestic and foreign industrial automation markets and is scheduled to enter production in the first half of 2007. The Company plans continued research and development expenditures for development and improvement projects, as they are deemed necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2006 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem products. Customers generally place orders on an "as needed basis". Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications. As of December 31, 2006, the Company had a backlog of $100,400 in sales orders.

During 2006, the Company continued advertisements in trade publications specifically targeted at users of control, instrumentation, and automation systems, as well as domestic public safety entities. The Company’s advertising targeted at users of control, instrumentation, and automation systems was focused primarily on potential users of Programmable Logic Controllers (PLCs). There are approximately twenty-five major PLC manufacturers worldwide. The Company has maintained active attendance at tradeshows targeted toward the customers and markets in which it sells products. During 2006, Company employed sales managers to concentrate marketing and sales efforts in both domestic and Latin American industrial automation, as well as Mobile Data Computers for public safety communication markets. During 2007, the Company intends to continue strategies targeting existing markets of industrial automation and Mobile Data Computers for public safety networks. The Company maintains an internet web site to provide access to product and technical information for both present and potential customers of the Company’s products. Due to the variable configuration possibilities of the Company’s products, and existing reseller relationships, the Company has not implemented an electronic commerce internet website. The Company provides technical support and service for ESTeem products through phone support, field technicians and internet sources. The Company believes high quality customer support is necessary and vital to its business. To maintain a high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

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

During the year ended December 31, 2006, sales to ADSI, a domestic reseller of the Company’s products consisted of 16% the Company’s sales revenues. No sales to any other single customer comprised 10% or more of total product sales for the year ended December 31, 2006. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

COMPETITION

The Company’s competition varies according to the market in which the Company's products are competing. All of the markets in which the Company’s products are sold are highly competitive. Listed below are the markets the Company’s products compete in and major competitors in those markets:

Major Market	Major Competitors
Industrial Automation	Data-Linc, Freewave, GE/Microwave Data Systems and Prosoft.

Computer networking, inter and intra building, and remote internet access.	Adaptive Broadband, Cisco/Aironet, Digital Wireless, Dlink, Linksys, P-Com and Proxim

Mobile Data Computer systems for public safety applications	Data Radio, IP Mobilenet, Microwave Data Systems, Motorola, Trango Broadband, and various cellular service providers using GPRS architectures.

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

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

EST was granted a United States patent in 1987 for a "Wireless Computer Modem". In 1988, EST was granted a Canadian patent for a "Wireless Computer Modem". Both patents had lives of 17 years and are expired. The Company’s rights to the ESTeem Wireless Modem trademark, in uninterrupted use by the Company since 1985, were renewed in 2005. To protect the Company against unauthorized disclosure of proprietary information belonging to the Company, all employees, dealers, distributors, original equipment manufacturers, sales representatives and other persons having access to confidential information regarding Company products or technology are bound by non-disclosure agreements.

GOVERNMENT REGULATION

For operation in the United States, the ESTeem Radio Modems require Federal Communications Commission (FCC) type acceptance. The FCC type acceptance is granted for devices, which demonstrate operation within mandated and tested performance criteria. All of the Company’s products requiring FCC type acceptance have been granted such acceptance. All of the Company’s current ESTeem production models have also been granted type acceptance in Canada.

The ESTeem radio modem products that operate in the FCC licensed frequency band, require licensing under Part 90 of the FCC Rules and Regulations, which must be applied for by the end user of the Company’s products. The Company cannot guarantee customers will receive FCC licenses in the frequency spectrum for any particular application. The Company provides information to customers to assist in the application for FCC consumer licenses. The ESTeem 192S and 195E products operate in the nonlicensed, 2.4 GHz spread spectrum frequency band, which does not require licenses for users of those products.

At the time of this filing the Company is unaware of any existing or proposed FCC regulation that would have a materially adverse effect on the Company’s operations, but there can be no assurance that future FCC regulations will not have materially adverse effects on the operations of the Company.

SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of the ESTeem products from sole suppliers. Components manufactured by Hitachi, Intersil, Integrated Microelectronics, Motorola Corporation, Mitsubishi, Murata Corporation, Rakon and Toko America Inc. as purchased through a number of distributors, supply key components for the Company’s products. The components provided by these companies could be replaced or substituted by other products, if it became necessary to do so. If this action occurs, a material interruption of production and/or material cost expenditures, for example involved with locating and qualifying replacement components, could take place.

Approximately 10% of the Company’s inventory at December 31, 2006 consisted of parts having lead times ranging from 12 to 16 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value. Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production. However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, pagers and other personal technology devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future. If shortages were to occur, material interruption of production and product delivery to customers could occur.

The Company contracts with Manufacturing Services, Inc., in Kennewick, Washington, for assembly of the Company’s products, using materials purchased by the Company. By contracting with Manufacturing Services, Inc., the Company is able to avoid staff fluctuations associated with operating its own manufacturing operation. The former President of Manufacturing Services, Melvin H. Brown, is a Director of the Company. Management believes all prices for services, provided by Manufacturing Services, Inc., are as favorable as could be obtained from comparable manufacturing services companies. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and "Financial Statements".

REPORTS TO SECURITY HOLDERS

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-KSB and quarterly Forms 10-QSB as electronically filed with the SEC. Electronically filed reports may be accessed at www.sec.gov. Interested parties also may read and copy any material filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1(800)SEC-0330.

EMPLOYEES

As of December 31, 2006, the Company employed a staff of 14 persons on a full time basis, 4 in sales/marketing, 2 in technical support, 8 in engineering/manufacturing, and 1 in finance and administration. During 2006, the Company had turnover resulting in a net loss of three employees. Management believes this reduction is temporary and intends to replace these employees during 2007. The Company’s operations are dependent upon key members of its engineering and management personnel. In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized. The Company employs part-time labor on an "as needed" basis, usually in engineering/manufacturing. At year-end 2006 the Company employed 2 part-time employees. None of the Company’s employees are represented by a labor union and the Company believes it has good relations with its employees.

RISK FACTORS

We cannot predict whether we will be able to sustain revenue growth, profitability or positive cash flow. Our products are sold in highly competitive markets. Our revenues and operating results can be negatively affected by technology changes in our markets, economic conditions in our markets, and the level of competition in our markets.

Our marketing efforts may be unsuccessful due to limited marketing and sales capabilities. Limited national advertising and sales coverage may result in the markets in which our products are offered not being fully penetrated. This lack of market pentetration may result in an adverse effect on our sale revenues. We must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services to successfully market our products. A failure to develop these capabilities or obtain third-party agreements could adversely affect us.

We may be unable to produce products for sale if we are unable to obtain component materials. Our products require highly specialized components, which are subject to rapid obsolescence, limited availability and design change. If we cannot obtain material to produce products for sale our sales revenues will be negatively impacted.

Our success depends on our ability to retain key management personnel. The success of our Company depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. Our success is significantly dependent on the performance and continued service of key members of Management, such as Chief Executive Officer, Tom Kirchner, Vice President of Engineering, D. Brent Strecker and certain other key employees. If the services of any members of Management become unavailable for any reason, our business and prospects could be adversely affected. Although we have been successful in retaining highly capable and qualified management in the past, there can be no assurance that it will be able to do so in the future.

We may be adversely affected by government regulation. The Federal Communication Commission (FCC) governs use of the products we sell. If the FCC were to implement rules detrimental to our products and the markets in which they are offered our operations would be negatively impacted.

Rapid technological changes in our industry may adversely affect us if we do not keep pace with advancing technology.  The wireless communication market is characterized by rapidly advancing technology. Our success depends on our ability to keep pace with advancing technology, processes and industry standards. We intend to continue to develop and enhance our products to meet perceived market opportunities. However, our development efforts may be rendered obsolete by research efforts and technological advances made by others, and devices other than those we currently produce may prove more advantageous.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we will be required, beginning in fiscal year 2007, to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We are in the early phases of a plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet completed the effectiveness evaluation. Although we believe our internal controls are operating effectively, we cannot guarantee that we will not have any material weaknesses as reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

The market for our common stock is limited, and as such our shareholders may have difficulty reselling their shares when desired or at attractive market prices. Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices. Our Company stock trades on The Over the Counter Bulletin Board ("OTC Bulletin Board"). Our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

ITEM 2.
PROPERTIES

EST does not own any real property, plants, mines, or any other materially important physical properties. The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg B1, Kennewick, Washington. The Company leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington. As of January 1, 2007, the total monthly lease cost is $3,875.83. The lease covers a period of three years, expiring September 2008.

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

ITEM 3.
LEGAL PROCEEDINGS

No proceedings are identified which involve a claim for damages, exclusive of interest and costs that exceed 10% of the current assets of the Company.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2006 fiscal year.

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

	Bid		Ask
	High	Low	High	Low
Fiscal year ended December 31, 2006
First Quarter	0.78	0.58	0.85	0.60
Second Quarter	0.75	0.62	0.92	0.60
Third Quarter	0.65	0.57	0.65	0.57
Fourth Quarter	0.65	0.63	0.70	0.63

Fiscal year ended December 31, 2005
First Quarter	0.80	0.65	0.83	0.65
Second Quarter	0.77	0.67	0.90	0.67
Third Quarter	0.73	0.52	0.76	0.52
Fourth Quarter	0.70	0.60	0.75	0.61

The above data was compiled from information obtained from the OTC Bulletin Board system.

The number of record holders of common stock of the Registrant as of January 5, 2007 was 466 persons/entities.

Electronic Systems Technology Inc. paid non-cumulative, cash distributions on July 17, 2006, July 13, 2005, July 14, 2004, July 9, 1999, July 9, 1998, and July 11, 1997, respectively, each equivalent to $0.01 per outstanding share. The Company also paid a non-cumulative cash distribution on July 16, 2003, equivalent to $0.015 per outstanding share. Dividends undertaken by the Company will be solely at the discretion of the Board of Directors.

ITEM 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis is intended to be read in conjunction the Company’s audited financial statements the integral notes thereto. The following statements may be forward-looking in nature and actual results may differ materially.

RESULTS OF OPERATIONS

GENERAL: The Company specializes in the manufacturing and development of wireless modem products. The Company offers product lines which provide innovative communication solutions for applications not served by existing conventional communication systems. The Company offers product lines in markets for process automation in commercial, industrial and government arenas domestically, as well as internationally, and domestically to public safety entities for mobile data computer terminal (MDC) applications. The Company markets its products through direct sales, sales representatives, and domestic, as well as foreign, resellers. Operations of the Company are sustained solely from revenues received through sales of its products and services.

FISCAL YEAR 2006 vs. FISCAL YEAR 2005

GROSS REVENUES: Total revenues for the fiscal year 2006 were $2,666,120 reflecting an 8% increase from $2,460,506 gross revenues for fiscal year 2005. The increase in total revenues is the result of increased interest revenues and a small increase in product sales revenues during 2006. Product sales increased to $2,617,810 in 2006, as compared to 2005 sales of $2,417,700, reflecting a sales increase of 8%. Management believes the increase in sales revenues were the result of increases in domestic MDC sales and foreign sales. The growth in MDC sales was due to the completion of a large MDC project using the Company’s products in the State of Mississippi during 2006. The Company’s products being employed in a large industrial automation project in Colombia during 2006 resulted in increased foreign sales revenues. The Company’s domestic industrial automation sales did not experience any growth during 2006. Management believes the lack of growth in domestic industrial automation revenues is the continuation of a pattern seen in 2005 and is the result of continued product and price competition in the industrial automation market. During 2007, the Company will continue strategies targeting existing markets of industrial controls and MDC applications, and a continued restructuring of the activities of the Company’s sales managers for increased coverage and exposure for the domestic industrial automation market. Though Management is committed to implementing these strategies, sustaining or increasing sales revenues for 2007 cannot be guaranteed due to the highly competitive markets in which the Company’s products and services are marketed.

Interest revenues increased to $48,310 from 2005 levels of $42,806 due to increased rates of return received on the Company’s investments.

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes. The Company’s operating segment information is contained in "Financial Statements, Notes to Financial Statements, Note 13 – Segment Reporting".

Domestic Revenues

The Company’s domestic operations represent 81% of the Company’s total net revenues. Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products. Domestic revenues increased to $2,149,021 for the year ended 2006, compared to $2,001,143 for the year ended 2005, reflecting an increase of 7%. The increase in domestic revenues is attributable to increased sales for MDC applications during 2006. A majority of the Company's domestic product sales during 2006 were employed in industrial automation applications. An example of an industrial automation application is a municipal water treatment operation, which employs the ESTeem modem to transmit industrial control information to and from control room areas via a wireless communications infrastructure. It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future. The Company’s domestic industrial automation sales did not experience any growth during 2006. Management believes the lack of growth in domestic industrial automation revenues is the continuation of a pattern seen in 2005 and is the result of continued product and price competition in the industrial automation market.

The Company’s domestic sales were augmented by sales of the Company’s products for MDC systems to public entities, which accounted for 25% of the Company’s domestic sales during 2006. The growth in MDC sales was due to the completion of a large MDC project using the Company’s products in the State of Mississippi during 2006. An example of an MDC system for a public entity is a local area network (LAN), between police department computer dispatch centers and individual police vehicles. Management believes funding of MDC projects on local, state and federal levels cannot be guaranteed and therefore MDC projects involving the Company’s products become very difficult to predict.

In 2006, products purchased by U.S. Government agencies or by U.S. Government contractors amounted to $29,075 or 1% of gross sales revenues as compared with 2005 levels of $45,384 or 2% of gross product and service revenues. Products purchased by the U.S. Government or U.S. Government contractors during 2006 were used primarily for water/waste water processing and airport lighting applications. Management believes U.S. Government sales will remain low during 2007 due to a lack of U.S. Government funding for programs using the Company’s products.

Domestic segment operating income increased to $427,513 for 2006 as compared with $225,967 for 2005 due to increased profit margin on the products and services sold during 2006 when compared with 2005.

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

During 2006, the Company had $517,099 in foreign export sales, amounting to 19% of gross revenues for the year, compared with foreign export sales of $459,363 for 2005, reflecting an increase of 13%. The increase is attributable to increased sales revenues in Latin America, particularly Colombia where the Company’s products were installed in a large industrial automation application. Products purchased by foreign customers were used primarily in industrial automation applications. Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment increased to $189,327 for 2006 as compared with $169,632 for 2005 due to increased sales revenues for the segment during 2006.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, include salaries, wages and other expenses related to the performance of these support functions. Unallocated corporate expenses increased during 2006 to $273,826 as compared with $220,842 for 2005, and represented expense to total net revenue percentage of 10% and 9% respectively. The increase during 2006 was the result of increased profit sharing bonuses accrued for 2006 profitability, recognition of share based compensation, increased state taxes and professional services when compared with 2005.

As of December 31, 2006, the Company had a backlog of $100,400 in sales orders. The Company’s customers generally place orders on an "as needed basis". Shipment for the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES: Cost of Sales, as a percentage of gross sales, was 39% and 46% respectively, for 2006 and 2005. Cost of Sales variances are the result of the product mix sold, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY: The Company's year-end inventory values for 2006 and 2005 were as follows:

	2006	2005
Parts	$255,793	$293,077
Work in progress	108,162	14,518
Finished goods	218,960	177,662
TOTAL	$582,915	$485,257

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time, meet production and delivery requirements. Approximately 10% of the Company’s inventory at December 31, 2006 consisted of parts having lead times ranging from 12 to 16 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value. Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production. However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, pagers and other personal technology devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future. If shortages were to occur, material interruption of production and product delivery to customers could occur. Inventory levels increased between December 31, 2005 and December 31, 2006, due to the Company increasing production and finished goods levels to meet increased sales activity during 2006.

OPERATING EXPENSES: Operating expenses increased to $1,282,761 in 2006, from 2005 levels of $1,140,174. Material changes in expenses are comprised of the following components: Advertising increased to $17,558 from $12,679 in 2005 due to timing differences in trade publication advertising when compared with 2005. Sales Commissions decreased to $4,144 in 2006 due to decreased commissions paid to third parties when compared with 2005. Depreciation expense decreased during 2006 to $59,401 from 2005 levels of $71,031 due to the Company’s decreased assets when compared with 2005. Supplies and materials expense increased to $49,850 for 2006 from 2005 levels of $25,789 due to increased research and development related supplies employed in product development during 2006. Professional services increased to $191,817 from 2005 levels of $100,785 due to increased subcontracted software development and engineering expertise employed by the Company during 2006. Rent and Utilities expense increased to $53,751 during 2006 as compared with $44,072 during 2005 due to the Company moving to a larger leased facility during the fourth quarter of 2005. Telephone expenses decreased during 2006 to $12,935 as compared to $15,161 during 2005 due to a temporary reduction in sales personnel during 2006. Travel expenses decreased to $85,145 for 2006, compared to $119,278 for 2005, due to decreased sales and customer support related activities when compared with 2005. Salaries, benefits and related taxes, decreased to $1,012,199 in 2006, from 2005 levels of $1,030,027, due to wages paid by the Company decreasing as a result of the Company having a net loss of three employees during 2006 when compared with 2005.

FISCAL YEAR 2005 vs. FISCAL YEAR 2004

GROSS REVENUES: Total revenues for the fiscal year 2005 were $2,460,506 reflecting a 1% increase from $2,440,133 gross revenues for fiscal year 2004. The increase in total revenues is the result of increased interest revenues and a small increase in product sales revenues during 2005. Product sales increased to $2,417,700 in 2005, as compared to 2004 sales of $2,416,625. Management believes the small increase in sales revenues was the result of increases in domestic industrial automation and MDC sales, but these increases were countered by lower than expected foreign sales. Management believes that the lack of growth for domestic and foreign industrial automation revenues is the result of continued product and price competition in the industrial automation market. Interest revenues increased to $42,806 from 2004 levels of $23,508 due to increased rates of return received on the Company’s investments.

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

Foreign Revenues

The Company’s foreign operating segment represents 19% of the Company’s 2005 total net revenues. The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States. The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

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

OPERATING EXPENSES: Operating expenses increased to $1,140,174 in 2005, from 2004 levels of $1,089,396. Material changes in expenses are comprised of the following components: Advertising decreased from 2004 levels of $17,160 to $12,679 due to timing differences in trade publication advertising when compared with 2004. Bad debt expense increased to $5,116 during 2005 as compared to none during 2004. Sales Commissions decreased to $5,291 in 2005 due to decreased commissions paid to third parties under one-time finders fee agreements for various projects. Depreciation expense increased during 2005 to $71,031 from 2004 levels of $65,370 due to the Company’s increased depreciable assets when compared with 2004. Supplies and materials expense decreased to $25,789 for 2005 from 2004 levels of $31,920 due to decreased supplies usage as the development cycle of the ESTeem 195E changed during 2005. Professional services increased to $100,785 from 2004 levels of $96,039 due to subcontracted software development and engineering expertise employed by the Company, as well as increased audit and legal consultation fees paid during 2005. Rent and Utilities expense increase to $44,072 during 2005 as compared with $39,170 during 2004 due to the Company moving to a larger leased facility during the fourth quarter of 2005. Repairs and maintenance expense decreased to $16,435 during 2005 as compared with $24,774 during 2004 due to decreased repairs and updates for test equipment and computer systems. Telephone expenses increased during 2005 to $15,161 as compared to $12,845 during 2004 due to the addition of a domestic sales manager during 2005. Travel expenses increased to $119,278 for 2005, compared to $91,879 for 2004, due to increased travel related to the activities for the Company’s additional sales manager and foreign sales activity during 2005. Salaries, benefits and related taxes, increased to $1,030,027 in 2005, from 2004 levels of $986,731, due to wages paid to an additional Company employee during 2005, and increased health insurance costs when compared with 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in net income of $226,089 for 2006, increased from net income of $113,063 for 2005. The increase in net income is the result of increased sales revenues and profit margins on products and services sold, as well as increased interest income, when compared with 2005. At December 31, 2006, the Company's working capital was $2,824,793 compared with $2,588,752 at December 31, 2005. The Company’s operations rely solely on the income generated from sales. The Company's major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production. Extended availability for components critical for production of the Company’s products, ranging from 12 to 16 weeks, require the Company to maintain high inventory levels. It is Management’s opinion that the Company’s working capital as of December 31, 2006 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2006 was 10.1:1 compared to 15.7:1 at December 31, 2005. The decrease in current asset ratio is the result of increased income tax payable, accounts payable and accrued payroll liability at year-end 2006, when compared with 2005.

The Company's cash resources at December 31, 2006, including cash and cash equivalent liquid assets, were $1,487,848, compared to cash resources of $651,265 at year-end 2005. The increase in cash resources is the result of restructuring of the Company’s investments from a third party managed investment account to short term, self managed investment instruments when compared with year-end 2005. At year-end 2006 none of the Company’s investments contained elements that would have presented unrealized losses, as compared with net unrealized losses on marketable securities net of tax in the amount of $17,017 for year-end December 31, 2005.

As of January 1, 2005, the Company entered into a 39-month agreement with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services. The current portion of the prepaid Netsuite Inc. services as of December 31, 2006, is reflected in prepaid expenses and amounted to $18,104. The long term portion of the prepaid Netsuite Inc. services as of December 31, 2006 is reflected in "other assets" in the Company’s Balance Sheets.

The Company's trade accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2006, were $401,127, compared to $222,982 at year-end 2005. The increase is the result of unusually strong sales late in December of 2006 when compared with the same period of December 31, 2005. Management believes that all of the Company’s accounts receivable as of December 31, 2006 are collectible.

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

Inventory level as of December 31, 2006, was $582,915, reflecting an increase from December 31, 2005 levels of $485,257. The increase in inventory between December 31, 2005 and December 31, 2006, is due to the Company increasing production and finished goods levels to meet increased sales activity during 2006.

The Company had capital expenditures during 2006 of $28,125 primarily for production related test equipment, computer system upgrades and a new tradeshow display. The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products. As of December 31, 2006, the Company's current liabilities were $310,351, increased from 2005 year-end levels of $176,137. The increase was the result of increased levels of accounts payable, accrued payroll liabilities and income taxes payable when compared with year-end 2005.

Inflation had minimal adverse effect on the Company’s operations during 2006. Minimal adverse effect is anticipated during 2007.

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
FINANCIAL STATEMENTS

See Exhibit 1, Financial Statements and Financial Statement Schedules. Such Financial Statements and Schedules are incorporated herein by reference.

ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.
CONTROLS AND PROCEDURES.

An evaluation was performed by the Registrant’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2006, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2006; as well as term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/03/05 – 06/03/08	58	President of the Company
Melvin H. Brown	06/02/06 – 06/02/09	76	Former President of Manufacturing Services, Inc.
Robert Southworth	06/02/06 – 06/02/09	63	Patent Attorney, U.S. Dept. of Energy (retired)
Jon Correio	06/02/03 – 06/02/09	39	Vice President of Finance of the Company
John L. Schooley	06/04/04 – 06/04/07	67	Former President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2006 is comprised of Robert Southworth (Chairman), Melvin Brown and John Schooley. Mr. Brown is considered to be a non-independent member of the Audit Committee, however his serving on the Audit Committee was deemed by the Board to be in the best interest of the Corporation due to Mr. Brown’s experience and familiarity with the Corporation. The Board of Directors has determined that none of the audit committee members can be classified as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. The Board of Directors does not contain a member that can be classified as an "audit committee financial expert" under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an "audit committee financial expert" is unlikely due to the high cost of such Director candidates.

The Board of Directors had an Employee/Director Stock Option Committee consisting of Tom Kirchner and Jon Correio. The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2006.

Compensation Committee

There is no Compensation Committee of the Board of Directors.

Code of Ethics

On June 2, 2006, the Company's Board of Directors adopted a Code of Ethics for the Company. This Code of Ethics is filed herewith as an exhibit.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2006; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
T. L. Kirchner	58	President	3 Years	02/10/84- Present
Jon Correio	39	Sec/Treas	3 Years	02/9/01- Present

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

MELVIN H. BROWN. Mr. Brown is a Director of the Company. During the last five years Mr. Brown has been the owner and President of Manufacturing Services, Inc until his retirement in late 2006. Manufacturing Services provides services in packaging design, printed circuit board layout, prototyping, verification of documentation, testing, burn-in, quality control, and repetitive volume production. Manufacturing Services provides electronic manufacturing and quality control testing services for Electronic Systems Technology. Mr. Brown does not serve as a director for any other company registered under the Securities Exchange Act.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the year ended December 31, 2006, to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

ITEM 10.

EXECUTIVE COMPENSATION

The Company’s named compensated executive officer is T.L. Kirchner, President and CEO. The Company had no other compensated executive officers as of December 31, 2006.

The information specified concerning the compensation of the named executive officers for each of the Registrant's last three completed fiscal years whose annual salary, bonus and other compensation exceeded $100,000 in 2004, 2005 and 2006 is provided in the following Summary Compensation Table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)(3)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
T.L. Kirchner, President/CEO	2006	$125,000	$3,672	0	$750	-	-	$16,565	$145,987
	2005	$125,000	$5,124	0	-	-	-	$11,558	$141,682
	2004	$125,000	$3,865	0	-	-	-	$9,467	$138,332

(1) Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus
(2) Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R. Assumptions made in the valuation of stock option awards are disclosed in Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-KSB. Prior to 2006, the Company accounted for stock option awards under APB Opinion No. 25’s intrinsic value method and, as such, recognized no compensation cost for employee stock options.
(3) All Other Compensation consists of premiums paid for Group Health Insurance, Key Man Insurance, Accrued Vacation Pay and Company paid 401(k) matching amounts.
(4) Amounts do not reflect proceeds of $0.01 per share cash distribution received during 2006 totaling $4,035. Receipt of cash distribution was based solely on capacity as a shareholder.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2006 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	11.6%	0.68	2/9/09

(5) This table does not include Stock Options granted previously. Forms 8-K dated 2/20/04 and 02/25/05 respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2006 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
T.L. Kirchner, President/CEO	25,000	0	0	$0.68	2/09/09	0	0	0	0
	25,000	0	0	$0.78	2/25/08	0	0	0	0
	25,000	0	0	$0.80	2/19/07	0	0	0	0

The Company does not currently have a Long-Term Incentive Plan ("LTIP").

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. Directors with no less than three years continuous tenure are eligible for stock option awards, as governed by the Company stock option plan. There is currently no other compensation arrangements for the Company’s directors. (See "Security Ownership of Certain Beneficial Owners and Management" for Stock Options granted in previous years.) The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2006 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Melvin Brown	$0	$0	$750	$0	$0	$0	$750
Jon Correio	$0	$0	$750	$0	$0	$0	$750
John Schooley	$0	$0	$750	$0	$0	$1051	$1801
Robert Southworth	$0	$0	$750	$0	$0	$459	$1209

(1)  Compensation information for Tom Kirchner, President and CEO, is contained in the Executive Compensation Summary Compensation Table.
(2)  Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R. Assumptions made in the valuation of stock option awards are disclosed in Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-KSB.
(3)  Amounts represent reimbursement of out-of-pocket expenses related to directors’ duties associated with the Company's business (ie. travel expenses for attending Company Director’s Meetings).

The Company currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

ITEM 11.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2006, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address Of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Paul D. Sonkin 460 Park Avenue, 12th Floor New York NY 10022	736,852	14.3%
Common	EDCO Partners LLP 4605 Denice Drive Englewood CO 80111	415,015	8%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	7.8%

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

(2) The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 20, 2004, Options for 25,000 shares granted February 25, 2005 and Options for 25,000 shares granted February 10, 2006. Forms 8-K, dated February 20, 2004, February 25, 2005 and February 10, 2006, respectively, are incorporated herein by reference.

(3) Does not include options granted. See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 26, 2007, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

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

The information below does not include stock options granted in February 2007.

Recipients of Stock Options currently unexpired as of December 31, 2006 were as follows:
Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-10-2006

Sam Amaral	15,000	0.68
Melvin Brown	25,000	0.68
Thomas Brown	5,000	0.68
Alan B. Cook	15,000	0.68
Jon A. Correio	25,000	0.68
Tom Kirchner	25,000	0.68
Eric P. Marske	15,000	0.68
Gary L. Schmitz	5,000	0.68
John L. Schooley	25,000	0.68
Robert Southworth	25,000	0.68
George Stoltz	5,000	0.68
David B. Strecker	15,000	0.68
Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-25-2005

Melvin Brown	25,000	0.78
Alan B. Cook	15,000	0.78
Jon A. Correio	25,000	0.78
Tom Kirchner	25,000	0.78
Eric P. Marske	15,000	0.78
Gary L. Schmitz	5,000	0.78
John L. Schooley	25,000	0.78
Robert Southworth	25,000	0.78
George Stoltz	5,000	0.78
David B. Strecker	15,000	0.78
Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-20-2004

Melvin Brown	25,000	0.80
Alan B. Cook	15,000	0.80
Jon A. Correio	25,000	0.80
Tom Kirchner	25,000	0.80
Eric P. Marske	15,000	0.80
Gary L. Schmitz	5,000	0.80
John L. Schooley	25,000	0.80
Robert Southworth	25,000	0.80
George Stoltz	5,000	0.80
David B. Strecker	15,000	0.80

Stock options must be exercised within 90 days after termination of employment/board membership. During 2006, 195,000 options expired, 215,000 shares were granted and 5,000 shares under option were exercised. At December 31, 2006 there were 560,000 shares reserved for future exercise.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During 2006, the Company contracted for services from Manufacturing Services, Inc. in the amount of $152,520. Manufacturing Services, Inc. was formerly owned and operated by Melvin H. Brown prior to his retirement in late 2006. Mr. Brown is currently a Director of Electronic Systems Technology, Inc. Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

PART IV

ITEM 13.
EXHIBITS AND REPORTS ON FORM 8-K

Exhibits filed as part of the Company’s 10KSB report for 2006 are listed below. Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

EXHIBIT NUMBER	DESCRIPTION
1

Report of Independent Registered Public Accounting Firm
Financial Statements/Financial Statement Schedules
Balance Sheets
Statements of Income
Statements of Comprehensive Income
Statements of Changes in Stockholders Equity
Statements of Cash Flows
Notes to Financial Statements
Supplemental Schedules of Operating Expenses
Supplemental Schedules of Selected Financial Data

2	Reports on Form 8-K Form 8-K, dated February 16, 2007 is incorporated herein by reference.
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
Forms 8-K dated February 21, 2003, February 20, 2004, February 25, 2005 and February 10, 2006 are incorporated by reference.
13	Annual report to security holders, Form 10-Q or quarterly report to security holders.	N/A
14	Code of Ethics
22	Published report regarding matters submitted to vote of security holders.	N/A
24	Consents of experts and counsel
31.1	CEO Certification
31.2	CFO Certification
32	Section 906 Certification

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to us during December 31, 2005 and 2006, for professional services provided by Moe O'Shaughnessy & Associates P.S.

Year Ended	December 31, 2006	December 31, 2005
Audit fees (1)	$33,376	$32,876
Audit-related fees (2)	-	-
Tax fees (3)	1,250	1,200
All other fees (4)	-	-
Total Fees	$34,626	$34,076

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

Our Audit Committee reviewed the audit and tax services rendered by Moe O'Shaughnessy & Associates P.S. and concluded that such services were compatible with maintaining the auditors’ independence. All audit, non-audit, tax services, and other services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us. We do not use Moe O’Shaughnessy & Associates P.S. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally. We do not engage Moe O’Shaughnessy & Associates P.S. to provide compliance outsourcing services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:  /s/ T. L. KIRCHNER

T.L. Kirchner, Director/President
(Principal Executive Officer)

Date:  March 26, 2007

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ T.L. KIRCHNER	Director/President	March 26, 2007
T.L. Kirchner

/s/ JON CORREIO	Director	March 26, 2007
Jon Correio

/s/ MELVIN BROWN	Director	March 26, 2007
Melvin H. Brown

/s/ ROBERT SOUTHWORTH	Director	March 26, 2007
Robert Southworth

/s/ JOHN SCHOOLEY	Director	March 26, 2007
John L. Schooley