Form 10QSB
period 2007-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2007-05-11
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2007: 5,153,667 shares of common $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [    ] No [ X ].

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
SELECTED FINANCIAL DATA
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2007	Mar. 31, 2006
Sales	$ 674,557	$ 487,833
Other Revenues	$ 18,572	$ 11,430
Gross Profit	$ 395,101	$ 246,895

Net Income (Loss) Before Taxes	$ 84,469	$ (55,148)
Net Income (Loss)	$ 66,569	$ (30,000)

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.02	$ (0.01)
Diluted	$ 0.02	$ (0.01)

Earnings (Loss) Per Share
Basic	$ 0.01	$ (0.01)
Diluted	$ 0.01	$ (0.01)

Weighted Average Shares Outstanding (Basic)
Primary	5,153,667	5,150,834
Diluted	5,156,534	5,188,092

Total Assets	$ 3,241,697	$ 3,007,539

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 3,026,594	$ 2,741,912

Shareholders' Equity Per Share	$ 0.59	$ 0.53

Working Capital	$ 2,892,552	$ 2,572,081

Current Ratio	18.6:1	13.2:1

Equity To Total Assets	93%	91%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEET
(as prepared by Management)
(Unaudited)

	Mar. 31, 2007	Dec. 31 ,2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 1,352,206	$ 1,487,848
Short Term Certificates of Deposit Investments	810,000	630,000
Accounts Receivable, net of allowance for uncollectibles	263,106	401,127
Inventory	591,414	582,915
Accrued Interest	9,239	4,650
Prepaid Expenses	30,490	28,604
Total Current Assets	3,056,455	3,135,144

PROPERTY & EQUIPMENT net of depreciation	154,574	152,655

OTHER ASSETS	1,068	5,852
DEFERRED INCOME TAX BENEFIT	29,600	26,200
TOTAL ASSETS	$ 3,241,697	$ 3,319,851

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	103,461	93,051
Refundable Deposits	6,717	67
Federal Income Taxes Payable	2,690	140,090
Accrued Liabilities	51,035	77,143
Total Current Liabilities	163,903	310,351

DEFERRED INCOME TAXES	51,200	50,500

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,153,667 Shares Issued And Outstanding	5,154	5,154
Additional Paid-in Capital	975,491	974,466
Retained Earnings	2,045,949	1,979,380
	3,026,594	2,959,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,241,697	$ 3,319,851

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF INCOME (LOSS)
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2007	Mar. 31, 2006

SALES	$ 674,557	$ 487,833

COST OF SALES	279,456	240,938
Gross Profit	395,101	246,895

OPERATING EXPENSES
Finance/Administration	91,320	77,518
Research & Development	112,416	85,121
Marketing	104,789	108,246
Customer Service	20,679	31,538
Total Operating Expense	329,204	302,423
OPERATING INCOME (LOSS)	65,897	(55,528)

Other Income (expenses)
Interest Income	18,572	8,273
Uncollectible Accounts Recovered	--	3,157
Realized Loss on Marketable Securities	--	(8,942)
Management Fee, Marketable Securities	--	(2,108)
Net Other Income (expense)	18,572	380

NET INCOME (LOSS) BEFORE TAX	84,469	(55,148)
Provision For Income Tax	(17,900)	25,148
NET INCOME (LOSS)	$ 66,569	$ (30,000)

Basic Earnings (Loss) Per Share Before Tax	$ 0.02	$ (0.01)
Basic Earnings (Loss) Per Share After Tax	$ 0.01	$ (0.01)

Diluted Earnings (Loss) Per Share Before Tax	$ 0.02	$ (0.01)
Diluted Earnings (Loss) Per Share After Tax	$ 0.01	$ (0.01)

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2007	Mar. 31, 2006
NET INCOME (LOSS)	$ 66,569	$ (30,000)

OTHER COMPREHENSIVE LOSS:
Unrealized gain (loss) on securities arising during period (net of tax effect)	--	2,088
COMPREHENSIVE INCOME (LOSS)	$ 66,569	$ (27,912)

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENT OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Three Months Ended	Mar. 31, 2007	Mar. 31, 2006

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ 66,569	$ (30,000)
Noncash items included in income:
Depreciation	12,558	14,391
Amortization	--	370
Loss on Marketable Securities	--	8,942
Provision for Federal Income Taxes	--	(19,147)
Accrued Interest	(4,589)	1,767
Deferred Income Tax	(2,700)	(6,000)
Share Based Compensation	1,025	2,004

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	138,021	16,367
Certificates of Deposit Redeemed (Purchased)	(180,000)	360,000
Marketable Securities Investments Purchased	--	(402,000)
Marketable Securities Investments Sold	--	292,042
Inventory	(8,499)	(24,478)
Prepaid Software and Network Services	4,784	3,433
Prepaid Expenses	(1,886)	(5,769)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(15,698)	87,397
Refundable Deposits	6,650	27,772
Accrued Federal Income Taxes	(137,400)	(80,579)
	(121,165)	246,512
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	(14,477)	(11,633)
	(14,477)	(11,633)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Stock option exercise	--	2,000
	--	2,000

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(135,642)	236,879
Cash and Equivalents At Beginning Of Period	1,487,848	651,265
Cash and Equivalents At Ending of Period	$ 1,352,206	$ 888,144

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	0	0
Federal Income Taxes	$ 158,000	$ 80,579

Cash and Equivalents:
Cash	$ 62,883	$ 10,086
Money Market Accounts	1,289,323	878,058
	$ 1,352,206	$ 888,144

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10QSB are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2007 and March 31, 2006. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2006 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 2007 and March 31, 2006 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	March 31 2007	December 31 2006
Parts	$ 266,752	$ 255,793
Work in progress	87,161	108,162
Finished goods	237,501	218,960
	$ 591,414	$ 582,915

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,153,667 and 5,150,834 for the quarters ended March 31, 2007 and 2006 respectively.

For the three months ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS Income available to common stockholders	$66,569	5,153,667	$0.01
Diluted EPS Income available to common stockholders + assumed conversions	$66,569	5,156,534	$0.01

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

As of March 31, 2007, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company. On February 16, 2007, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 16, 2007 totaled 180,000 shares under option and have an exercise price of $0.68 per share.

The options granted on February 16, 2007 may be exercised any time during the period from February 16, 2007 through February 15, 2010. The Company's Form 8-K dated February 16, 2007, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2007	2006	2005 (proforma)	2004 (proforma)
Dividend yield	1.43%	1.43%	1.25%	1.15%
Expected volatility	67%	49%	63%	65%
Risk-free interest rate	4.40%	4.67%	3.65%	2.25%
Expected term (in years)	3	3	3	3
Estimated Fair Value per Option Granted	$0.21	$0.25	$0.34	$0.41

The Company uses historical data to estimate option exercise rates. The option exercise rate for option grants in 2007 through 2004 was eleven percent.

A summary of option activity during the quarter ended March 31, 2007 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2007	560,000	$0.75
Granted	180,000	0.68
Exercised	--	--
Canceled	(180,000)	0.80
Outstanding at March 31, 2007	560,000	0.71

For the first quarter of 2007, compensation expense charged against income for stock options was $1,025 ($677 after tax). No non-vested share-based compensation arrangements existed as of March 31, 2007.

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

For the quarter ended March 31, 2007, the Company’s had no items of other comprehensive income (loss). During the quarter ended March 31, 2006, the only item of other comprehensive income (loss) was unrealized gains on marketable securities investments, net of tax in the amount of $2,088.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2007, services in the amount of $31,163 were contracted with Manufacturing Services, Inc., of which the former owner/president is a member of the Board of Directors of EST.

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

During the quarter March 31, 2007, Domestic customers represented approximately 76% of total net revenues. Foreign customers represented approximately 24% of total net revenues. During the quarter ended March 31, 2007 no sales to a single customer comprised 10% or more of the Company's product sales. Revenues from foreign countries consisted primarily of revenues from Canada, Morocco and Croatia.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the first quarter of 2006 and 2007 is as follows:
	Domestic	Foreign	Unallocated Corporate	Total
Quarter ended March 31, 2007
Total net revenues	$527,113	$166,016	$ -	$693,129
Earnings (loss) before tax	109,511	66,278	(91,320)	84,469
Depreciation/amortization	11,994	-	564	12,558
Identifiable assets	199,917	62,715	2,979,065	3,241,697
Net capital expenditures	14,477	-	-	14,477

Quarter ended March 31, 2006
Total net revenues	$351,900	$147,363	$ -	$499,263
Earnings (loss) before tax	(19,270)	41,640	(77,518)	(55,148)
Depreciation/amortization	14,211	-	550	14,761
Identifiable assets	334,545	65,282	2,606,112	3,005,939
Net capital expenditures	11,033	-	600	11,633

ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2007. The following statements may be forward looking in nature and actual results may differ materially.

A. RESULTS OF OPERATIONS

REVENUES: Total revenues from the sales increased to $674,557 for the first quarter of 2007 as compared to $487,833 in the first quarter of 2006, reflecting an increase of 38%. Gross revenues increased to $693,129 for the quarter ending March 31, 2007, from $499,263 for the same quarter of 2006. Management believes the increase in sales revenues is due to increased sales of the Company’s products and services for domestic and foreign industrial automation projects. The sales results for the first quarter of 2007 are also being compared with the first quarter of 2006, a quarter which Management believes was negatively impacted by available inventory being committed to sales to a large Latin American project.

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

A percentage breakdown of EST's market segments of Domestic and Foreign Export sales, for the first quarter of 2007 and 2006 are as follows:

For the first quarter of	2007	2006
Domestic Sales	76%	70%
Export Sales	24%	30%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes. The Company’s operating segment information is contained in "Financial Statements, Notes to Financial Statements, Note 7 – Segment Reporting".

Domestic Revenues

The Company’s domestic operations represented 76% of the Company’s total net revenues. Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products. Domestic revenues increased to $527,113 for the quarter ended March 31, 2007, compared to $351,900 for the quarter ended March 31, 2006, reflecting an increase of 50%. Management believes the increase in domestic sales revenues is the result of a return to more normal domestic sales activity when compared with the same quarter of 2006, when available inventory was committed to sales for a large Latin American project.

The Company’s domestic sales were augmented by sales of the Company’s products for Mobile Data Computers Systems (MDCS) to public entities, which accounted for 9% of the Company’s domestic sales during the first quarter of 2007. Management believes MDCS sales were weaker than expected during the first quarter of 2007 due to reduced funding for projects involving the Company’s products and the extended procurement cycle for public safety entities. Management believes that MDCS sales are difficult to predict and cannot be assured due to public safety entity purchases being linked to uncertain government funding. During the quarter ended March 31, 2007 no sales to a single customer comprised 10% or more of the Company's product sales.

Domestic segment operating income increased to $109,511 for the quarter ended March 31, 2007 as compared with a segment operating loss of $19,270 for the same quarter of 2006, due to increased sales revenues and profit margins for the segment during the first quarter of 2007.

Foreign Revenues

The Company’s foreign operating segment represented 24% of the Company’s total net revenues for the quarter ended March 31, 2007. The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States. The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended March 31, 2007, the Company had $166,016 in foreign export sales, or 24% of total net revenues of the Company for the quarter, compared with foreign export sales of $147,363 or 30% of net revenues for the same quarter of 2006, representing an increase of 13%. This increase is attributable to increased sales revenues in Canada, Morocco and Croatia when compared with the same period of 2006. No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended March 31, 2007. Products purchased by foreign customers were used primarily in industrial automation applications. Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment increased to $66,278 for the quarter ended March 31, 2007 as compared with $41,640 for the same period of 2006 due to increased sales revenues.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, include salaries, wages and other expenses related to the performance of these support functions. Unallocated corporate expenses increased during the quarter ended March 31, 2007 to $91,320 as compared with $77,518 for the same quarter of 2006, due to increased professional services, general equipment maintenance and department related wages. Unallocated corporate expenses represented expense to total net revenues percentages of 13% and 16% for the first quarter of 2007 and 2006, respectively.

BACKLOG:

As of March 31, 2007, the Company had a sales order backlog of $75,900. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages of gross sales for the first quarters of 2007 and 2006 were 41% and 49% of gross sales respectively. The cost of sales decrease for the first quarter of 2007 is the result of favorable product mix of items sold during the quarter having increased profit margins, and engineering service price increases, when compared with the product mix sold during the same quarter of 2006.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2007 increased $26,781 from first quarter of 2006 levels. The following is a delineation of operating expenses:

	March 31 2007	March 31 2006	Increase (Decrease)
Finance/Administration	$ 91,320	$ 77,518	$ 13,802
Research/Development	112,416	85,121	27,295
Marketing	104,789	108,246	(3,457)
Customer Service	20,679	31,538	(10,859)
Total Operating Expenses	$329,204	$302,423	$ 26,781

Finance and Administration: For the first quarter of 2007 Finance and Administration expenses increased to $91,320, when compared with the first quarter of 2006, due to increased professional service, equipment maintenance and wage expenses during the first quarter of 2006.

Research and Development: Research and Development expenses increased $27,295 to $112,416, during the first quarter of 2007, due to increased subcontracted engineering expertise and research and development related wages when compared with the first quarter of 2006.

Marketing: During the first quarter of 2007, marketing expenses decreased to $104,789 when compared with the same period of 2006, due to timing differences in marketing related travel expenses when compared with the same quarter of 2006.

Customer Service: Customer service expenses decreased $10,859, to $20,679 during the first quarter of 2007 due to an increased amount of department expenses being billed to customers for services, when compared with the same quarter of 2006.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $18,572 in interest and dividend income during the quarter ending March 31, 2007. Sources of this income were money market accounts and certificates of deposit.

Share based compensation

Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123R, "Share-Based Payment", (FAS 123R) for its share-based compensation plan. The Company previously accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and disclosure requirements established by FAS 123, "Accounting for Stock-Based Compensation". The Company adopted FAS 123R using the modified prospective method and, accordingly, results for prior periods have not been restated. In calculating the share based compensation expense for the first quarter of 2007, the Company employed the Black-Scholes option-pricing model to estimate the fair value of option awards on the date of the stock option grant, as well as assuming an option exercise rate of 11%, derived from prior stock option exercise experience. For the first quarter of 2007, the Company recorded compensation expense related to stock options of $1,025 ($677 after tax).

NET INCOME (LOSS):

The Company had a net income of $66,569 for the first quarter of 2007 compared to a net loss of $30,000 for the same quarter of 2006. The Company’s net income increase is the result of increased sales revenues and interest income during the first quarter of 2007, when compared with the first quarter of 2006.

B. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2007 was 18.6:1 compared to 10.1:1 at December 31, 2006. The increase in current ratio is due to reduction of the Company’s federal income tax payable amounts during the first quarter of 2007, when compared with amounts at December 31, 2006.

For the quarter ending March 31, 2007, the Company had cash and cash equivalents of $1,352,206 as compared to cash and cash equivalent holdings of $1,487,848 at December 31, 2006. Certificates of Deposit increased to $810,000 as of March 31, 2007, from $630,000 as of December 31, 2006 due to continued restructuring of the Company’s investments.

Accounts receivable decreased to $263,106 as of March 31, 2007, from December 31, 2006 levels of $401,127, due to sales and collection cycle timing differences during the first quarter of 2007 when compared with heavy fourth quarter sales of 2006. Inventory increased to $591,414 at March 31, 2007, from December 31, 2006 levels of $582,915 due to increased purchases for increased production of the new ESTeem 195Es and 195Ep products. The Company's fixed assets, net of depreciation, increased to $154,574 as of March 31, 2007 from December 31, 2006 levels of $152,655, due to capital expenditures for fixed assets of $14,477, offset by depreciation during the first quarter of 2007 of $12,558. Capital expenditures during the quarter were primarily for the purchase of production related test equipment. Management believes additional capital expenditures may be necessary during 2007 to support the production and sale of the Company’s products.

Prepaid expenses increased to $30,490 as of March 31, 2007 as compared with $28,604 for December 31, 2006 due to timing differences in prepaid tradeshow expenses. As of January 1, 2005, the Company entered into a 39-month agreement with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services. The current portion of the prepaid Netsuite Inc. services as of March 31, 2007 is reflected in "prepaid expenses" on the Company’s balance sheet in the amount of $18,876. The noncurrent portion of the prepaid Netsuite Inc. services as of March 31, 2007 is reflected in "other assets" on the Company’s balance sheet in the amount of $728.

As of March 31, 2007, trade accounts payable balance was $103,461 as compared with $93,051 at December 31, 2006, and reflects amounts owed for purchases of inventory items and contracted services. The Company recorded refundable deposit liabilities of $6,717 for prepayment of foreign sales prior to shipment. Federal income taxes payable decreased to $2,690 at March 31, 2007 from $140,090 at December 31, 2006 as the result of payment of the Company’s federal income tax liability during the first quarter of 2007. Accrued liabilities as of March 31, 2007 were $51,035, compared with $77,143 at December 31, 2006, and reflect items such as payroll and state tax liabilities, as well as accrued vacation benefits.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2007 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2007.

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

ITEM III

CONTROLS & PROCEDURES
  Disclosure controls and procedures. An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Form 8-K dated February 16, 2007 is incorporated herein by reference.

Exhibit Number	Notes to Financial Statements
4.	Instruments defining the Rights of Security Holders including indentures.

Form 8-K dated February 16, 2007 is incorporated herein by reference.

11.	Statement Re: computation of per share earnings.
Note 3 to Financial Statements.

31.1    CEO Certification
31.2    CFO Certification

32 Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T.L. KIRCHNER
Date: May 11, 2007	Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

By: /s/ JON CORREIO
Date: May 11, 2007	Name: Jon Correio
Title: Director/Secretary/Treasurer
(Principal Financial Officer)