Form 10QSB
period 2007-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2007-08-13
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2007: 5,153,667 shares of common $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ].

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)
(Unaudited)

Six Months Ended	June 30, 2007	June 30, 2006
Sales	$ 1,348,536	$ 1,128,803
Other Revenues	39,376	22,935
Gross Profit	792,582	632,285

Net Income (Loss) Before Taxes	152,304	6,640
Net Income (Loss) After Taxes	122,304	5,305

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.03	$ 0.00
Diluted	0.03	0.00

Earnings (Loss) Per Share After Taxes
Basic	$ 0.02	$ 0.00
Diluted	0.02	0.00

Weighted Average Shares Outstanding (Basic)
Primary	5,153,667	5,152,258
Diluted	5,209,121	5,178,098

Total Assets	$ 3,268,647	$ 2,995,813

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,980,279	$ 2,729,602

Shareholders' Equity Per Share	$ 0.58	$ 0.53

Working Capital	$ 2,855,263	$ 2,562,555

Current Ratio	12.8:1	12.9:1

Equity To Total Assets	91%	91%

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
(as prepared by Management)
(Unaudited)

	June 30, 2007	Dec. 31, 2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 1,326,766	$ 1,487,848
Short Term Certificates of Deposit Investments	870,000	630,000
Accounts Receivable, net of allowance for uncollectibles	270,050	401,127
Inventory	589,591	582,915
Accrued Interest	9,653	4,650
Prepaid Expenses	30,171	28,604
Total Current Assets	3,096,231	3,135,144

PROPERTY & EQUIPMENT net of depreciation	143,176	152,655

OTHER ASSETS	340	5,852
DEFERRED INCOME TAX BENEFIT	28,900	26,200
TOTAL ASSETS	$ 3,268,647	$ 3,319,851

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	73,861	93,051
Refundable Deposits	872	67
Federal Income Taxes Payable	17,890	140,090
Accrued Liabilities	45,272	77,143
Distributions Payable	103,073	--
Total Current Liabilities	240,968	310,351

DEFERRED INCOME TAX LIABILITY	47,400	50,500

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,153,667 Shares Issued And Outstanding	5,154	5,154
Additional Paid-in Capital	976,514	974,466
Retained Earnings	1,998,611	1,979,380
	2,980,279	2,959,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,268,647	$ 3,319,851

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(as prepared by Management)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

SALES	$ 673,979	$ 640,970	$ 1,348,536	$ 1,128,803
COST OF SALES	276,498	255,581	555,954	496,518
Gross Profit	397,481	385,389	792,582	632,285

OPERATING EXPENSES
Finance/Administration	67,371	66,959	158,691	144,477
Research & Development	124,774	91,409	237,191	176,530
Marketing	128,820	142,662	233,609	250,848
Customer Service	29,485	31,757	50,163	63,355
Total Operating Expenses	350,450	332,787	679,654	635,210
OPERATING INCOME (LOSS)	47,031	52,602	112,928	(2,925)

Other Income (expenses)
Interest/Investment Income	19,865	11,504	38,437	19,778
Uncollectible amount recovered	939	--	939	3,157
Realized Loss on Marketable Securities	--	--	--	(8,942)
Management Fee, Marketable Securities	--	(2,320)	--	(4,428)
Net Other Income (Expense)	20,804	9,184	39,376	9,565

NET INCOME (LOSS) BEFORE TAX	67,835	61,786	152,304	6,640
Provision For Income Tax	(12,100)	(26,482)	(30,000)	(1,335)

NET INCOME (LOSS)	$ 55,735	$ 35,304	$ 122,304	$ 5,305

Basic Earnings (Loss) Per Share Before Tax	$ 0.01	$ 0.01	$ 0.03	$ 0.00
Basic Earnings (Loss) Per Share After Tax	$ 0.01	$ 0.01	$ 0.02	$ 0.00

Diluted Earnings (Loss) Per Share Before Tax	$ 0.01	$ 0.01	$ 0.03	$ 0.00
Diluted Earnings (Loss) Per Share After Tax	$ 0.01	$ 0.01	$ 0.02	$ 0.00

(See "Notes to Financial Statements")

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(as prepared by Management)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
NET INCOME (LOSS)	$ 55,735	$ 35,304	$ 122,304	$ 5,305

OTHER COMPREHENSIVE GAIN (LOSS):
Unrealized gain (loss) on securities arising during period (net of tax effect)	--	1,862	--	3,950
COMPREHENSIVE INCOME (LOSS)	$ 55,735	$ 37,166	$ 122,304	$ 9,255

(See "Notes To Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Six Months Ended	June 30, 2007	June 30, 2006
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ 122,304	$ 5,305
Noncash items included in income:
Depreciation	25,364	29,028
Amortization	--	748
Loss on Marketable Securities	--	8,942
Provision for Federal Income Taxes	--	(5,510)
Accrued Interest	(5,003)	1,392
Deferred Income Tax	(5,800)	(11,200)
Share Based Compensation	2,048	3,994

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	131,077	63,869
Certificates of Deposit Redeemed (Purchased)	(240,000)	90,000
Marketable Securities Investments Purchased	--	(402,000)
Marketable Securities Investments Sold	--	292,042
Inventory	(6,676)	(90,155)
Prepaid Software and Network Services	5,512	8,215
Prepaid Expenses	(1,567)	(12,993)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(51,061)	50,316
Refundable Deposits	805	55
Accrued Federal Income Taxes	(122,200)	(62,534)
	(145,197)	(30,486)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	(15,885)	(23,446)
	(15,885)	(23,446)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Stock option exercise	--	2,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(161,082)	(51,932)
Cash And Cash Equivalents At Beginning Of Period	1,487,848	651,265
Cash And Cash Equivalents At Ending of Period	$ 1,326,766	$ 599,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 158,000	$ 80,579

Cash allocated for Cash Distribution	$ 103,073	$ 51,537

Cash And Cash Equivalents:
Cash	$ 38,822	$ 4,702
Money Market Accounts	1,287,944	594,631
	$1,326,766	$ 599,333

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
(as prepared by Management)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10QSB are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six months ended June 30, 2007 and June 30, 2006. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2006 as filed with Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2007 and June 30, 2006, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or market with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	June 30 2007	December 31 2006
Parts	$271,221	$ 255,793
Work in progress	127,642	108,162
Finished goods	197,028	218,960
	$589,591	$ 582,915

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The primary weighted average number of common shares outstanding was 5,153,667 and 5,152,258 for the six months ended June 30, 2007 and 2006 respectively. The primary weighted average number of common shares outstanding for the three month period ending June 30, 2007 and June 30, 2006 respectively, was 5,153,667.

For the three months ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS Income available to common stockholders	$55,735	5,153,667	$0.01
Diluted EPS Income available to common stockholders + assumed conversions	$55,735	5,261,708	$0.01

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

As of June 30, 2007, the Company had stock options outstanding, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company. On February 16, 2007, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure. The options granted on February 16, 2007 totaled 180,000 shares under option and have an exercise price of $0.68 per share. The options granted on February 16, 2007 may be exercised any time during the period from February 16, 2007 through February 15, 2010. The Company's Form 8-K dated February 16, 2007, as filed with the Securities and Exchange Commission is included herein by reference. All outstanding stock options must be exercised within 90 days after termination of employment.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2007	2006	2005 (proforma)	2004 (proforma)
Dividend yield	1.43%	1.43%	1.25%	1.15%
Expected volatility	39%	49%	63%	65%
Risk-free interest rate	4.40%	4.67%	3.65%	2.25%
Expected term (in years)	3	3	3	3
Estimated Fair Value per Option Granted	$0.21	$0.25	$0.34	$0.41

The Company uses historical data to estimate option exercise rates. The option exercise rate for option grants in 2007 through 2004 was eleven percent.

A summary of option activity during the six months ended June 30, 2007 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2007	560,000	$0.75
Granted	180,000	0.68
Exercised	--	--
Canceled	(180,000)	0.80
Outstanding at June 30, 2007	560,000	0.71

For the second quarter of 2007, compensation expense charged against income for stock options was $1,025 ($677 after tax). No non-vested share-based compensation arrangements existed as of June 30, 2007.

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

For the quarter ended June 30, 2007, the Company’s did not have any item of other comprehensive income (loss). During the second quarter of 2006, the only item of comprehensive income (loss) was unrealized gain on marketable securities investments, net of tax in the amount of $1,862.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the six-month period ended June 30, 2007, services in the amount of $39,952 were contracted with Manufacturing Services, Inc., of which the owner/president is a member of the Board of Directors of the Company.

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

During the quarter ended June 30, 2007, Domestic customers represented approximately 75% of total net revenues. Foreign customers represented approximately 25% of total net revenues. During the quarter ended June 30, 2007 sales to ANDES Wireless Ltda, a foreign reseller of the Company’s products in Colombia consisted of 11% of the Company’s sales revenues. No other sales to a single customer comprised 10% or more of the Company's product sales. Revenues from foreign countries consist primarily of revenues from Canada and South American countries including Mexico.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the second quarter of 2006 and 2007 is as follows:

	Domestic	Foreign	Unallocated Corporate	Total
Three months ended June 30, 2007
Total net revenues	$522,716	$172,067	$ -	$694,783
Earnings (loss) before tax	72,265	62,941	(67,371)	67,835
Depreciation/amortization	12,226	-	580	12,806
Identifiable assets	821,092	38,387	2,409,168	3,268,647
Net capital expenditures	600	-	808	1,408

Three months ended June 30, 2006
Total net revenues	$499,558	$141,412	$ -	$640,970
Earnings (loss) before tax	82,705	46,140	(67,059)	61,786
Depreciation/amortization	14,458	-	558	15,016
Identifiable assets	762,240	19,259	2,214,314	2,995,813
Net capital expenditures	11,814	-	-	11,814

Six months ended June 30, 2007
Total net revenues	$1,049,829	$338,083	$ -	$1,387,912
Earnings (loss) before tax	178,925	132,071	(158,692)	152,304
Depreciation/amortization	24,221	-	1,143	25,364
Identifiable assets	821,092	38,387	2,409,168	3,268,647
Net capital expenditures	15,077	-	808	15,885

Six Months ended June 30, 2006
Total net revenues	$840,027	$288,776	$ -	$1,128,803
Earnings (loss) before tax	57,664	93,553	(144,577)	6,640
Depreciation/amortization	22,261	-	7,515	29,776
Identifiable assets	762,240	19,259	2,214,314	2,995,813
Net capital expenditures	22,846	-	600	23,446

NOTE 8 - CASH DISTRIBUTION

On June 1, 2007, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 22, 2007,of $0.02 per share of common stock, with a payable date of July 16, 2007. The payment of the cash distribution was completed by July 16, 2007. For the quarter ended June 30, 2007, the Company recognized a current liability in the amount of $103,073, reflecting the total dollar value of the cash distribution. The Company’s Form 8-K dated June 1, 2007, as filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2007. The following statements may be forward looking in nature and actual results may differ materially.

A. Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services increased to $673,979 for the second quarter of 2007, compared to $640,970 for the second quarter of 2006, reflecting an increase of 5%. Gross revenues increased to $694,783 for the quarter ended June 30, 2007, from $652,474 for the same quarter of 2006. Year to date sales increased to $1,348,536 as of June 30, 2007 as compared to $1,128,803 as of June 30, 2006. Year to date gross revenues increased to $1,387,912 as of June 30, 2007 compared to $1,151,738 as of June 30, 2006. The increase in revenues for the second quarter of 2007 is the result of increased industrial automation product sales for foreign and domestic applications when compared with the same period of 2006. Management believes the revenue increase is the result of marketing activities by domestic and foreign resellers of the Company’s products and sales resulting from tradeshow attendance by the Company during the first half of 2007. Management is encouraged by the increase in domestic sales during the first half of 2007, but remains cautious that 2007 sales revenues may be negatively impacted by competitive and economic factors that led to relatively flat domestic industrial automation sales revenues during 2006.

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

A percentage breakdown of EST's Domestic and Export Sales, for the second quarter of 2007 and 2006 are as follows:

For the second quarter of
	2007	2006
Domestic Sales	75%	78%
Export Sales	25%	22%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes. The Company’s operating segment information is contained in "Financial Statements, Notes to Financial Statements, Note 7 – Segment Reporting".

Domestic Revenues

During the quarter ended June 30, 2007, the Company’s domestic operations represented 76% of the Company’s total net revenues. Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products. Domestic revenues increased to $522,716 for the quarter ended June 30, 2007, compared to $499,558 for the quarter ended June 30, 2006, reflecting an increase of 5%. Management believes the revenue increase is the result of marketing activities by domestic resellers of the Company’s products, particularly in fresh water/waste water applications, and sales resulting from tradeshow attendance by the Company during the first half of 2007.

The Company’s domestic sales were augmented by sales of the Company’s products for MDCS projects to public entities, which accounted for 8% of the Company’s domestic sales during the second quarter of 2007. Management believes MDCS sales were weaker than expected during the first quarter of 2007 due to reduced funding for projects involving the Company’s products, extended procurement cycle for public safety entities, and reduced sales manager activity during the first half of 2007. Management believes that MDCS sales are difficult to predict and cannot be assured due to public safety entity purchases being linked to uncertain government funding. During the quarter ended June 30, 2007 no sales to a single customer comprised 10% or more of the Company's domestic product sales.

Domestic segment operating income decreased to $72,265 for the quarter ended June 30, 2007 as compared with a segment operating income of $82,705 for the same quarter of 2006, due to increased research and development expenditures effecting segment profitability during the second quarter of 2007.

For the six-month period ended June 30, 2007, the Company’s domestic operations represented 76% of the Company’s total net revenues. Year to date domestic revenues increased to $1,049,829 as of June 30, 2007 compared to $840,027 for the same period of 2006, reflecting an increase of 25%. Management believes the revenue increase is the result of marketing activities by domestic resellers of the Company’s products, particularly in fresh water/waste water applications, and sales resulting from tradeshow attendance by the Company during the first half of 2007. The Company’s year to date domestic sales were augmented by sales of the Company’s products for MDCS to public entities, which accounted for 9% of the Company’s domestic sales during the first six months of 2007.

Year to date domestic segment operating income increased to $178,925 for the period ended June 30, 2007 as compared with a segment operating income of $57,664 for the same period of 2006, due to increased sales revenues and investment returns when compared with the same period of 2006.

Foreign Revenues

The Company’s foreign operating segment represented 25% of the Company’s total net revenues for the quarter ended June 30, 2007. The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States. The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended June 30, 2007, the Company had $172,067 in foreign export sales, amounting to 25% of total net revenues of the Company for the quarter, compared with foreign export sales of $141,412 for the same quarter of 2006, reflecting an increase of 22%. This increase is attributable to increased sales revenues for industrial automation projects in Colombia, India and Peru, when compared with the same period of 2006. During the quarter ended June 30, 2007, sales to ANDES Wireless Ltda, a foreign reseller of the Company’s products in Colombia consisted of 11% of the Company’s sales revenues. No other foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 2007. Products purchased by foreign customers were used primarily in industrial automation applications. Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment increased to $62,941 for the quarter ended June 30, 2007 as compared with a net operating income of $46,140 for the same period of 2006 due to increased in sales revenues and decreased expenses.

For the six-month period ended June 30, 2007, the Company had $338,083 in foreign export sales, amounting to 24% of total net revenues of the Company for the period, compared with foreign export sales of $288,776 for the same period of 2006, reflecting an increase of 17%. This increase is attributable to sales revenues for industrial automation projects in Canada, Colombia, Mexico and India, as well as an internet infrastructure project in Morocco, when compared with the first six months of 2006. Products purchased by foreign customers were used primarily in industrial automation applications.

Year to date foreign segment operating income increased to $132,071 for the period ended June 30, 2007 as compared with a segment operating income of $93,553 for the same period of 2006, due to increased sales revenues and decreased expenses for the segment when compared with 2006.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, include salaries, wages and other expenses related to the performance of these support functions. Unallocated corporate expenses increased slightly during the quarter ended June 30, 2007 to $67,371 as compared with $67,059 for the same quarter of 2006, and represented expense to total net revenues percentages of 10% for the first quarters of 2007 and 2006, respectively.

Year to date unallocated corporate expenses increased slightly for the period ended June 30, 2007 to $158,692 as compared with $144,577 for the same period of 2006, and represented expense to total net revenues percentages of 11% and 13% for the first six months of 2007 and 2006, respectively.

BACKLOG:

The Corporation had an order backlog of $48,500 as of June 30, 2007. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarter of 2007 and 2006 was 41% and 40%, respectively. The cost of sales increase for the second quarter of 2007 is the result the product mix for items sold during the quarter having a slightly less favorable profit margin when compared with the same period of 2006. The cost of sales percentage was positively effected by increased profit margins on engineering services performed by the Company resulting from a restructuring of customer service engineering compensation late in the first quarter of 2007.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2007 increased $17,663 from the second quarter of 2006. The following is an outline of operating expenses:

For the quarter ended:	June 30, 2007	June 30, 2006	Increase (Decrease)
Finance/Administration	$ 67,371	$ 66,959	$ 412
Research/Development	124,774	91,409	33,365
Marketing	128,820	142,662	(13,842)
Customer Service	29,485	31,757	(2,272)
Total Operating Expenses	$ 350,450	$ 332,787	$ 17,663

FINANCE AND ADMINISTRATION:

During the second quarter of 2007, Finance and Administration expenses increased slightly to $67,371 from the same quarter of 2006. Finance and Administration expenses relate to functions, such as accounting, corporate management and administration, that support the Company’s activities.

RESEARCH AND DEVELOPMENT:

Research and Development expenses increased $33,365 during the second quarter of 2007, when compared with the same period in 2006. The increase is due to increased subcontracted engineering expertise when compared with the same quarter of 2006.

MARKETING:

During the second quarter of 2007, marketing expenses decreased $13,842 from the same period in 2006. The decrease is due to timing differences in tradeshow and travel expenses incurred by the Company when compared with the same period of 2006.

CUSTOMER SERVICE:

Customer service expenses decreased $2,272 during the second quarter of 2007, when compared with the same quarter of 2006. The decrease is due to in increased amount of department expenses being billed directly to customers compared with the same quarter of 2006.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $19,865 in interest and dividend income during the quarter ended June 30, 2007. Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net income of $55,735 for the second quarter of 2007, compared to a $35,304 net income for the same quarter of 2006. The increase in profitability for the quarter ended June 30, 2007 is attributable to increased sales revenues and increased investment returns when compared with the same quarter of 2006. For the six-month period ended June 30, 2007, the Company recorded a net income of $122,304 compared with net income of $5,305 for the same period of 2006, the result of increased sales revenues and increased investment returns when compared with 2006.

B. Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2007 was 12.8:1 compared to 10.1:1 at December 31, 2006. The increase in current ratio is due to reduction of the Company’s federal income tax payable amounts during the first quarter of 2007, when compared with year end 2006. For the quarter ending June 30, 2007, the Company had cash and cash equivalents of $1,326,766, compared to cash and cash equivalent holdings of $1,487,848 at December 31, 2006. The Company had certificates of deposit investments in the amount of $870,000 as of June 30, 2007 as compared to $630,000 as of December 31, 2006.

Accounts receivable decreased to $270,050 as of June 30, 2007, from December 31, 2006 levels of $401,127, due to sales and collection differences during the second quarter of 2007, when compared with year end 2006. Inventory increased to $589,591 at June 30, 2007, from December 31, 2006 levels of $582,915, due to increased purchasing of component materials during the first six months of 2007 for existing product manufacturing as well as production of the recently released ESTeem 195Ep and ESTeem 195Es products. The Company's fixed assets, net of depreciation, decreased to $143,176 as of June 30, 2007, from December 31, 2006 levels of $152,655, due to depreciation of $25,364, and was offset by capital expenditures of $15,885 for fixed assets. The Company’s capital expenditures for fixed assets were primarily production/development-related equipment and computer network upgrades. Management foresees additional capital expenditures may be necessary in 2007 to support the production and sale of the Company’s products.

As of January 1, 2005, the Company entered into a 39-month agreement with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services. The prepaid Netsuite Inc. services as of June 30, 2007 is reflected in "prepaid expenses" on the Company’s balance sheet in the amount of $16,151.

As of June 30, 2007, the Company’s trade accounts payable balance was $73,861 as compared with $93,051 at December 31, 2006, and reflects amounts owed for inventory items, contracted services, and state tax liabilities. Accrued liabilities as of June 30, 2007 were $45,272, compared with $77,143 at December 31, 2006, and reflect items such as accrued vacation benefits. The Company announced a cash distribution, which was completed by July 16,  2007, in the amount of $103,073, which has been recognized as a liability as of June 30, 2007. Federal income taxes payable as of June 30, 2007 were $17,890, resulting from the Company’s profitability during the first half of 2007.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2007 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2007.

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

CONCLUSION

Accordingly, the CEO and CFO note that, as of the period ended June 30, 2007 covered by this report, there were no significant deficiencies and material weaknesses in our Internal Controls. The effectiveness of these controls are under the continuing review of the Company's CEO and CFO. In addition, Management has begun its project to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company's accounting policies and procedures, as well as to identifying and rectifying any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to Management. There were no other changes in our Internal Controls over financial reporting.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to the Securities Holders

At the Company's Annual Stockholder Meeting on June 1, 2007, in Kennewick, Washington the following items were voted on by the stockholders with the following outcomes:

Item #1 Election of Director:
John Schooley

Votes for: 3,924,543	Against: 11,700	Abstaining: 129,900

Item #2 Ratification of Moe O’Shaughnessy & Associates, P.S. as independent auditors and tax service provider for the Corporation for the fiscal year ending December 31, 2007.
Votes for: 4,048,201	Votes against: 17,942	Abstaining: 0

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)	Reports on Form 8-K

Form 8-K dated February 16, 2007 is incorporated herein by reference.
Form 8-K dated June 1, 2007 is incorporated herein by reference.

Exhibit Number	Notes to Financial Statements
4.	Instruments defining the Rights of Security Holders including indentures.

Form 8K dated February 16, 2007 is incorporated herein by reference.

11.	Statement Re: computation of per share earnings
Note 3 to Financial Statements

31.1 CEO Certification

31.2 CFO Certification

32 Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: August 13, 2007	/s/ T.L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President (Principal Executive Officer)
Date: August 13, 2007	/s/ JON CORREIO
Name: Jon Correio
Title: Director/Secretary/Treasurer (Principal Financial Officer)