Form 10QSB
period 2007-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2007-11-13
CIK 752294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2007: 5,153,667 shares of common $0.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ].

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
(as prepared by Management)
(Unaudited)

SELECTED FINANCIAL DATA

Nine Months Ended

September 30, 2007

September 30, 2006

Sales	$ 2,031,481	$ 1,764,334
Other Revenues	60,884	35,072
Gross Profit	1,215,623	1,014,106

Net Income (Loss) Before Taxes	249,842	101,487
Net Income (Loss) After Taxes	165,142	62,979

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.05	$ 0.02
Diluted	0.05	0.02

Earnings (Loss) Per Share After Taxes
Basic	$ 0.03	$ 0.01
Diluted	0.03	0.01

Weighted Average Shares Outstanding
Primary	5,153,667	5,152,733
Diluted	5,237,537	5,169,484

Total Assets	$ 3,286,108	$ 3,015,468

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 3,024,143	$ 2,795,587

Shareholders' Equity Per Share	$ 0.59	$ 0.54

Working Capital	$ 2,901,404	$ 2,648,987

Current Ratio	14.5:1	16.3:1

Equity To Total Assets	92%	93%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
 (as prepared by Management)
 (Unaudited)

	September 30, 2007

December 31, 2006

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 1,299,485	$ 1,487,848
Short Term Certificates of Deposit Investments	960,000	630,000
Accounts Receivable, Net of Allowance for Uncollectibles	207,542	401,127
Inventory	597,544	582,915
Accrued Interest	16,155	4,650
Prepaid Expenses	35,343	28,604
Total Current Assets	3,116,069	3,135,144

PROPERTY & EQUIPMENT, Net of Depreciation	142,799	152,655

OTHER ASSETS	340	5,852
Deferred Income Tax Benefit	26,900	26,200
TOTAL ASSETS	$ 3,286,108	$ 3,319,851

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 77,090	$ 93,051
Refundable Deposits	32,596	67
Accrued Liabilities	34,289	77,143
Federal Income Taxes Payable	70,690	140,090
Total Current Liabilities	214,665	310,351

Deferred Income Taxes	47,300	50,500

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,153,667 Shares Issued And Outstanding	5,154	5,154
Additional Paid-in Capital	977,540	974,466
Retained Earnings	2,041,449	1,979,380
3,024,143		2,959,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,286,108	$ 3,319,851

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(as prepared by Management)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

SALES	$ 682,945	$ 635,531	$ 2,031,481	$ 1,764,334
COST OF SALES	259,904	253,710	815,858	750,228
Gross Profit	423,041	381,821	1,215,623	1,014,106

OPERATING EXPENSES
Finance/Administration	56,295	49,362	214,987	193,840
Research & Development	131,899	100,381	369,089	276,911
Marketing	127,719	107,649	361,328	358,437
Customer Service	31,098	30,577	81,261	93,991
Total Operating Expense	347,011	287,969	1,026,665	923,179
OPERATING INCOME (LOSS)	76,030	93,852	188,958	90,927

Other Income (Expenses)
Interest/Investment Income	21,304	12,137	59,740	31,915
Realized Loss on Marketable Securities	--	(16,385)	--	(19,343)
Management Fee, Marketable Securities	--	(647)	--	(5,075)
Uncollectible Amounts Recovered	204	--	1,144	3,157
Loss on Asset Disposal	--	(94)	--	(94)
Net Other Income (Expense)	21,508	(4,989)	60,884	10,560

INCOME (LOSS) BEFORE TAX	97,538	88,863	249,842	101,487
Provision For Income Tax	(54,700)	(35,139)	(84,700)	(38,508)

NET INCOME (LOSS)	$ 42,838	$ 53,724	$ 165,142	$ 62,979

BasicBasic Earnings (Loss) Per Share Before Tax	$ 0.02	$ 0.02	$ 0.05	$ 0.02
Basic Earnings (Loss) Per Share After Tax	$ 0.01	$ 0.01	$ 0.03	$ 0.01

Diluted Earnings (Loss) Per Share Before Tax	$ 0.02	$ 0.02	$ 0.05	$ 0.02
Diluted Earnings (Loss) Per Share After Tax	$ 0.01	$ 0.01	$ 0.03	$ 0.01

 (See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
(as prepared by Management)
(Unaudited)

Nine Months Ended	September 30, 2007	September 30, 2006
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$165,142	$62,979
Noncash items included in income:
Depreciation	38,961	44,145
Amortization	--	1,090
Loss on Disposition of Assets	--	94
Loss on Marketable Securities	--	19,343
Provision for Federal Income Taxes	--	(8,765)
Deferred Income Tax	(3,900)	(7,500)
Accrued Interest	(11,505)	1,209
Shared Based Compensation	3,074	5,984

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	193,585	(7,599)
Certificates of Deposit Redeemed (Purchased)	(330,000)	270,000
Marketable Securities Investments Purchased	--	(402,000)
Marketable Securities Investments Sold	--	1,329,081
Inventory	(14,629)	(122,839)
Prepaid Software and Network Services	5,512	12,999
Prepaid Expenses	(6,739)	(15,114)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(58,816)	23,322
Refundable Deposits	32,529	(72)
Accrued Federal Income Taxes	(69,400)	(25,806)
(56,186)		1,180,551

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	(29,104)	(27,036)
(29,104)		(27,036)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Stock Options Exercised	--	2,000
Cash Distribution Paid to Shareholders	(103,073)	(51,537)
(103,073)		(49,537)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(188,363)	1,103,978
Cash And Cash Equivalents At Beginning Of Period	1,487,848	651,265
Cash And Cash Equivalents At Ending of Period	1,299,485	$ 1,755,243

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash And Cash Equivalents:
Cash	$ 35,664	$ 31,091
Money Market Accounts	1,263,821	1,724,152
$ 1,299,485		$ 1,755,243

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS
 (as prepared by Management)
 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the “Company”), presented in this Form 10QSB are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2007 and September 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2006 as filed with Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 2007 and September 30, 2006, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30 2007	December 31 2006
Parts	$223,458	$255,793
Work In Process	142,700	108,162
Finished Goods	231,386	218,960
	$597,544	$582,915

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic Earnings Per Share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The primary weighted average number of common shares outstanding was 5,153,667 and 5,152,733 for the nine months ended September 30, 2007 and 2006 respectively. The primary weighted average number of common shares outstanding for the three month period ended September 30, 2007 was 5,153,667.

For the Nine Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS Income available to common stockholders	$165,142	5,153,667	$0.03
Diluted EPS Income available to common stockholders + assumed conversions	$165,142	5,237,537	$0.03

NOTE 4 - STOCK OPTIONS

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 123R, “Share-Based Payment”, (FAS 123R) for its share-based compensation plan.  The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", (APB 25) and related interpretations and disclosure requirements established by FAS 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123R using the modified prospective method and, accordingly, results for prior periods have not been restated.

As of September 30, 2007, the Company had outstanding stock options that have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company. On February 16, 2007, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 16, 2007 totaled 180,000 shares under option and have an exercise price of $0.68 per share.  The options granted on February 16, 2007 may be exercised any time during the period from February 16, 2007 through February 15, 2010.  The Company's Form 8-K dated February 16, 2007, as filed with the Securities and Exchange Commission is included herein by reference.  All outstanding stock options must be exercised within 90 days after termination of employment.

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

A summary of option activity during the nine months ended September 30, 2007 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2007	560,000	$0.75
Granted	180,000	0.68
Exercised	--	--
Canceled	(185,000)	0.80
Outstanding at September 30, 2007	555,000	0.71

For the third quarter of 2007, compensation expense charged against income for stock options was $1,025 ($677 after tax).  No non-vested share-based compensation arrangements existed as of September 30, 2007.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 2007 services in the amount of $79,865 were contracted with Manufacturing Services, Inc., of which the former owner/president, Melvin Brown, and current president, Mike Brown, are members of the Board of Directors of the Company.

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

During the quarter ended September 30, 2007, Domestic customers represented approximately 77% of total net revenues. Foreign customers represented approximately 23% of total net revenues.  No sales to a single customer comprised 10% or more of the Company's net revenues for the quarter ended September 30, 2007.  Revenues from foreign countries consisted primarily of revenues from Canada, Singapore and South American countries including Chile and Colombia.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the third quarter of 2007 and 2006 is as follows:
	Domestic	Foreign	Unallocated Corporate	Total
Three months ended September 30, 2007
Total net revenues	$544,854	$159,599	$ -	$704,453
Earnings (loss) before tax	80,799	73,034	(56,295)	97,538
Depreciation	12,951	-	645	13,596
Identifiable assets	929,287	18,598	2,338,223	3,286,108
Net capital expenditures	11,721	-	1,498	13,219

Three months ended September 30, 2006
Total net revenues	$559,161	$88,507	$ -	$647,668
Earnings (loss) before tax	125,203	13,022	49,362)	88,863
Depreciation	14,893	-	566	15,459
Identifiable assets	974,942	13,704	2,026,822	3,015,468
Net capital expenditures	-	-	-	-

Nine months ended September 30, 2007
Total net revenues	$1,594,683	$497,682	$ -	$2,092,365
Earnings (loss) before tax	230,867	233,962	(214,987)	249,842
Depreciation	37,173	-	1,788	38,961
Identifiable assets	929,287	18,598	2,338,223	3,286,108
Net capital expenditures	26,798	-	2,306	29,104

Nine months ended September 30, 2006
Total net revenues	$1,422,123	$377,283	$ -	$1,799,406
Earnings (loss) before tax	208,732	86,595	(193,840)	101,487
Depreciation	43,561	-	1,674	45,235
Identifiable assets	974,942	13,704	2,026,822	3,015,468
Net capital expenditures	26,436	-	600	27,036

NOTE 8 - CASH DISTRIBUTION

On June 1, 2007, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 22, 2007, of $0.02 per share of common stock, with a payable date of July 16, 2007.  The payment of the cash distribution totaling $103,073 was completed by July 17, 2007.  The Company’s Form 8-K dated June 1, 2007, as filed with the Securities and Exchange Commission is included herein by reference.

ITEM II
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the company’s unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2007.  The following statements may be forward looking in nature and actual results may differ materially.

A.  RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem systems, accessories, and services increased to $682,945 for the third quarter of 2007 as compared to $635,531 in the third quarter of 2006, reflecting an increase of 7% from the previous year’s quarter.  Gross revenues increased to $704,453 for the quarter ending September 30, 2007, from $647,668 for the third quarter of 2006, reflecting an increase of 9%. As of September 30, 2007, year to date sales increased to $2,031,481 as compared to $1,764,334 as of September 30, 2006. Year to date gross revenues increased to $2,092,365 as of September 30, 2007 compared to $1,799,406 as of September 30, 2006.  Management believes the increase in sales revenue for the third quarter of 2007 is due to increased domestic and foreign sales of the Company’s products in the industrial automation marketplace.  Sales in the industrial automation marketplace have been strong during the first nine months of 2007, primarily due, in the opinion of management, to sales person activity in both the domestic and foreign export markets.  Management is encouraged by the increase in sales revenues for 2007 year to date, but remains cautious of competitive and economic factors which resulted in relatively flat domestic industrial automation sales revenues during 2006.

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

A percentage breakdown of EST's Domestic and Export Sales, for the third quarter of 2007 and 2006 are as follows:

For the third quarter of
	2007	2006
Domestic Sales	77%	86%
Export Sales	23%	14%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 7 – Segment Reporting”.

Domestic Revenues

During the quarter ended September 30, 2007, the Company’s domestic operations represented 77% of the Company’s total net revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic revenues decreased to $544,854 for the quarter ended September 30, 2007, compared to $559,161 for the quarter ended September 30, 2006. Management believes the decrease in domestic sales revenues is the result of weaker than expected MDCS sales during the third quarter of 2007.  The Company’s MDCS sales accounted for 9% of the Company’s domestic sales during the third quarter of 2007. Management believes MDCS sales were weaker than expected during the third quarter of 2007 due to reduced funding for projects involving the Company’s products, extended procurement cycle for public safety entities, and reduced sales manager activity during the first half of 2007.  A sales manager focused primarily on the MDCS market place was hired late in the second quarter of 2007.  Management believes the activities of this focused sales manager will have positive effects in MDCS revenues.  Taking into account the weaker than expected MDCS sales during the third quarter of 2007, the Company’s domestic industrial automation sales represented 91% of domestic sale revenues for the quarter ended September 30, 2007 and showed increased revenue results, which Management believes is the result of tradeshow attendance and sales person activity.

No sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended September 30, 2007.

Domestic segment operating income decreased to $80,799 for the quarter ended September 30, 2007 as compared with a segment operating income of $125,203 for the same quarter of 2006, due to slightly decreased sales revenues and increased operating expenses, specifically research/development and marketing related expenditures, for the segment during the third quarter of 2007.

For the nine-month period ended September 30, 2007, the Company’s domestic operations represented 76% of the Company’s total net revenues.  Year to date domestic revenues increased to $1,594,683 as of September 30, 2007, compared to $1,422,123 for the same period of 2006, reflecting an increase of 12%.  Management believes the increase in domestic sales revenues during the first nine months of 2007 is the result of strong domestic industrial automation sales resulting from continuing tradeshow attendance and sales person activity.  The increase in domestic sales revenues was tempered by weaker than expected MDCS sales revenues during the first nine months of 2007 due to reduced funding for projects involving the Company’s products, extended procurement cycle for public safety entities, and reduced sales manager activity during the first half of 2007.  The Company’s year to date MDCS to public entities which accounted for 9% of domestic sales during the first nine months of 2007 as compared with 32% of the Company’s domestic sales for the same period of 2006.

Year to date domestic segment operating income increased to $230,867 for the period ended September 30, 2007 as compared with a segment operating income of $208,732 for the same period of 2006.  This increased is due to increased sales revenues and returns on investments for the segment when compared with the same period of 2006.

Foreign Revenues

The Company’s foreign operating segment represented 23% of the Company’s total net revenues for the quarter ended September 30, 2007.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended September 30, 2007, the Company had $159,599 in foreign export sales, amounting to 23% of total net revenues of the Company for the quarter, compared with foreign export sales of $88,507 for the same quarter of 2006, representing an increase of 80%. The increase is attributable to increased industrial automation sales revenues in Singapore, Chile and Colombia during the third quarter of 2007.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended September 30, 2007.  Products purchased by foreign customers were used primarily in industrial automation applications.

Operating income for the foreign segment increased to $73,034 for the quarter ended September 30, 2007 as compared with an operating income of $13,022 for the same period of 2006 due to the increase in sales revenues for the segment.

For the nine-month period ended September 30, 2007, the Company had $497,682 in foreign export sales, amounting to 24% of total net revenues of the Company for the period, compared with foreign export sales of $377,283 for the same period of 2006, reflecting an increase of 32%. The foreign export sale increase during the first nine months of

2007 is attributable to increased industrial automation sales revenues in Colombia, India, Chile and Singapore, as well as an internet backbone project in Morocco, when compared with the same period of 2006.  Management believes the majority of foreign export sales are the result of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Year to date foreign segment operating income increased to $233,962 for the period ended September 30, 2007 as compared with a segment operating income of $86,595 for the same period of 2006, due to increased year to date sales revenues and reduced marketing related travel expenses for the segment when compared with the same period of 2007.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during the quarter ended September 30, 2007 to $56,295 as compared with $49,362 for the same quarter of 2006, and represented expense to total net revenues percentages of 8% for the third quarters of 2007 and 2006.

Year to date unallocated corporate expenses increased for the period ended September 30, 2007 to $214,987 as compared with $193,840 for the same period of 2006, and represented expense to total net revenues percentages of 10% and 11% for the first nine months of 2007 and 2006, respectively.

BACKLOG:

The Company had a backlog of $62,500 at September 30, 2007, which was comprised of orders placed late in September, primarily for export shipment.  Customers generally place orders on an “as needed basis”.  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 2007 and 2006 were 38% and 40%, respectively. The cost of sales decrease for the third quarter of 2007 is the result the product mix for items sold during the quarter having a more favorable profit margin when compared with the same period of 2006.  The cost of sales percentage was also positively affected by increased profit margins on engineering services performed by the Company resulting from a restructuring of customer service engineering compensation late in the first quarter of 2007.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2007 increased $59,042 when compared with the third quarter of 2006.  The following is a delineation of operating expenses:

For the quarter ended:	September 30, 2007	September 30, 2006	Increase (Decrease)
Finance/Administration	$ 56,295	$ 49,362	$ 6,933
Research/Development	131,899	100,381	31,518
Marketing	127,719	107,649	20,070
Customer Service	31,098	30,577	521
Total Operating Expenses	$ 347,011	$ 287,969	$ 59,042

FINANCE AND ADMINISTRATION:

During the third quarter of 2007 Finance and Administration expenses increased to $56,295 when compared with the third quarter of 2006. The increase is the result of increased professional service expense related to government compliance and temporary employee wages paid by the Company during the third quarter of 2007 when compared with the same period of 2006.

RESEARCH AND DEVELOPMENT:

During the third quarter of 2007, Research and Development expenses increased to $131,899, an increase of $31,518 when compared with the third quarter of 2006.  The increase is the result of increase subcontracted engineering expertise and department related supplies, when compared with the same quarter of 2006.

MARKETING:

Marketing expenses increased $20,070, to $127,719, during the third quarter of 2007 when compared with the third quarter of 2006 due to increased department salaries related to the addition of a sales person, and timing differences in trade show expenses when compared with the same period of 2006.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 2007 increased slightly to 31,098, when compared with the third quarter of 2006.

INTEREST AND INVESTMENT INCOME:

The Company earned $21,304 in investment and interest income for the quarter ended September 30, 2007. Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company recorded a net income of $42,838 for the third quarter of 2007, compared to net income of $53,724 for the third quarter of 2006.  The decrease in net income is the result of increases in research/development and marketing related expenses, as well as increased provisions for estimated taxes during the third quarter of 2007 when compared with the third quarter of 2006.  Year to date, the Company has net income of $165,142 for the nine months ended September 30, 2007, compared with $62,979 for the same period of 2006.  The increased year to date net income is the result of increased sales revenues and investment income positively effecting year to date profitability when compared with the same period of 2006.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2007 was 14.5:1 compared to 10.1:1 at December 31, 2006. The slight increase in current ratio is due to increased inventory and prepaid expense asset levels as of September 30, 2007 when compared with December 31, 2006 amounts.

For the quarter ending September 30, 2007, the Company had cash and cash equivalent holdings of $1,299,485 as compared to cash and cash equivalent holdings of $1,487,848 at December 31, 2006.  The Company had certificates of deposit investments in the amount of $960,000 as of September 30, 2007 as compared to $630,000 as of December 31, 2006.

Accounts receivable decreased to $207,542 as of September 30, 2007, from December 31, 2006 levels of $401,127, due to sales and collections timing differences.  Inventory increased to $597,544 at September 30, 2007, from December 31, 2006 levels of $582,915, due to increased purchasing of component materials during the nine months of 2007 for existing product manufacturing, as well as production of the recently released ESTeem 195Ep and ESTeem 195Es products.  The Company's fixed assets, net of depreciation, decreased to $142,799 as of September 30, 2007, from December 31, 2006 levels of $152,655 due to capital expenditures of $29,104 being offset by depreciation of $38,961.  Prepaid expenses increased to $35,343 as of September 30, 2007 from December 31, 2006 amounts of $28,604 due to recent renewal of annual insurance policies and increased prepaid tradeshow expenses.

As of January 1, 2005, the Company entered into a 39-month agreement with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The current portion of the prepaid Netsuite Inc. services as of September 30, 2007, is reflected in prepaid expenses and amounted to $10,924.

On September 13, 2007, the Company announced the establishment of a "doing business as" or "DBA" structure, based on the Company's registered trade name of ESTeem Wireless Modems.  Management believes the “DBA” structure provides the Company with additional flexibility in how the Company’s products are presented to the public.

All other corporate structures, policies and stock ticker symbols remain unchanged.  The Company’s Form 8-K dated September 13, 2007, as filed with the Securities and Exchange Commission is included herein by reference.

As of September 30, 2007, the Company’s trade accounts payable balance was $77,090 as compared with $93,051 at December 31, 2006, and reflects amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of September 30, 2007 were $34,289, compared with $77,143 at December 31, 2006, and reflect items such as accrued vacation benefits, and quarterly payroll and excise tax liabilities.  Federal income taxes payable decreased to $70,690 as of September 30, 2007 as a result of the Company’s year-to-date profitability and estimated tax liabilities.

It is Management’s opinion the Company’s cash, cash equivalent reserves, and working capital at September 30, 2007 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

CONCLUSION

Accordingly, the CEO and CFO note that, as of the period ended September 30, 2007 covered by this report, there were no significant deficiencies and material weaknesses in our Internal Controls. The effectiveness of these controls are under the continuing review of the Company's CEO and CFO. In addition, Management has begun the process of complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Management anticipates that this effort will also help to more formally document, communicate, and comply with the Company's accounting policies and procedures, as well as to identifying and rectifying any residual disclosure or reporting process control issues that may exist but, at this time, are unknown to management. There were no other changes in our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)	Reports on Form 8-K

Form 8-K dated February 16, 2007 is incorporated herein by reference.
Form 8-K dated June 1, 2007 is incorporated herein by reference.
Form 8-K dated September 13, 2007 is incorporated herein by reference.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 9, 2007	/s/ T.L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

Date: November 9, 2007	/s/ JON CORREIO
Name: Jon Correio
Title: Vice President, Finance & Administration
(Principal Financial Officer)