Form 10KSB
period 2007-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2008-03-26
CIK 752294

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

For the transition period              to _______

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is met contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]  Not applicable [   ]

State issuer's revenues for its most recent fiscal year. $3,085,510

On February 29, 2008 the aggregate market value, based on the asked price, of the voting stock held by nonaffiliates of the registrant was $3,841,727.

 The number of shares outstanding of the registrant's common stock as of February 29, 2008:  5,158,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  Form 8-K dated June 1, 2007. Forms 8-K dated February 16, 2007 and February 22, 2008.

Transitional Small Business Disclosure Format:  Yes [   ]   No [X ]

PART I

ITEM 1.  FORWARD LOOKING STATEMENTS:

When used in this Annual Report and the documents incorporated herein by reference, the terms “anticipates”, “believes”, “expects” and similar expressions are intended to identify in certain circumstances, forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected, including the risks described in this Annual Report.  Given these uncertainties, readers are cautioned not to place undue reliance on such statements.  The Company also undertakes no obligation to update those forward-looking statements.

RISK FACTORS

We cannot predict whether we will be able to sustain revenue growth, profitability or positive cash flow.  Our products are sold in highly competitive markets, for instance we compete in different markets against companies like Cisco and Motorola.  Our revenues and operating results can be negatively affected by technology changes in our markets, economic conditions in our markets, and the level of competition in our markets.

Our marketing efforts may be unsuccessful due to limited marketing and sales capabilities.  Limited national advertising and sales coverage may result in the markets in which our products are offered not being fully penetrated.  This lack of market penetration may result in an adverse effect on our sale revenues.  We must continue to develop appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services to successfully market our products. A failure to develop these capabilities or obtain third-party agreements could adversely affect us.

We may be unable to produce products for sale if we are unable to obtain component materials.  Our products require highly specialized components, which are subject to rapid obsolescence, limited availability and design change.  For instance, many of our components are also used in cellular phone, pagers and personal communication devices.  If we cannot obtain material to produce products for sale our sales revenues will be negatively impacted.

Our success depends on our ability to retain key management personnel.  The success of our Company depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel.  Our success is significantly dependent on the performance and continued service of key members of Management, such as Chief Executive Officer, Tom Kirchner, Vice President of Engineering, D. Brent Strecker and certain other key employees.  If the services of any members of Management become unavailable for any reason, our business and prospects could be adversely affected. Although we have been successful in retaining highly capable and qualified management in the past, there can be no assurance that we will be able to do so in the future.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2007.  We determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2007.  We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration, with the same employee being responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses are being evaluated, but mitigating controls are impractical and prohibitively costly due to the size of our organization.  The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

The market for our common stock is limited, and as such our shareholders may have difficulty reselling their shares when desired or at attractive market prices.  Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices.  Our Company stock trades on the Over the Counter Bulletin Board (“OTC Bulletin Board”).   Our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

BUSINESS

Electronic Systems Technology, Inc. (“EST” or the “Company”) specializes in the manufacturing and development of wireless modem products.  The Company uses manufacturing, marketing, and research and development efforts to produce and market the Company’s line of ESTeem (tm) Wireless Modem products and accessories.  The Company offers products, which provide innovative communication solutions for applications not served or underutilized by conventional communication systems.  The Company’s products are offered in the process automation markets in commercial, industrial, and government arenas both domestically and internationally, as well as domestic markets for public safety communications infrastructure.  The Company’s products are marketed through direct sales, sales representatives, and resellers.

The Company was incorporated in the State of Washington in February 1984, and was granted a United States Patent for the “Wireless Computer Modem” in May 1987, and Canadian patent in October 1988.  During 2007, the Company established a "doing business as" or "DBA" structure, based on the Company's registered trade name of ESTeem Wireless Modems.  The “DBA” structure provides the Company with additional flexibility in marketing of the Company’s products.  During the past three years, the Company has continued product improvements and enhancements to incorporate continuing technological developments, and respond to customer needs and market opportunities.  Development efforts during 2007 focused on the continued development and refinement of the ESTeem 195Ep Ethernet licensed 4.9 GHz, spread spectrum radio modem, the ESTeem 195Es unlicensed 900 MHz spread spectrum radio modem, and the ESTeem 195Eg Ethernet based radio modem.  The Model 195Ep modem is designed for operation in the US Government licensed frequency spectrum for Homeland Security and first responder infrastructures.  The ESTeem 195Es modem provides users with both low speed Ethernet and high-speed serial interfaces.  The ESTeem 195Es is targeted at the domestic and foreign industrial automation markets and entered production in the last half of 2007.  In an effort to maintain and expand its customer base, specifically focusing on the industrial control marketplace, the Company continues efforts to team with all major programmable logic controller (PLC) hardware vendors.  During 2007, the Company continued marketing products for use in SCADA, Industrial Automation, Public Safety Communication and Government marketplaces.

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

All of the ESTeem models (“ESTeems”) come with industry standard asynchronous or Ethernet communications ports, giving users new dimensions to “Local Area Networking”. ESTeem modems work on a “packet burst” communications concept.  Packet systems, whether hardwired or radio, share the same principle of operation: data is taken from RS-232C, RS-422, RS-485 asynchronous or Ethernet ports and transmitted in “Electronic Packets”.  Once a packet of data is formed, the packet is transmitted in a "burst," from one ESTeem modem to another ESTeem modem, hence the term "packet burst communications." Internal Digi-Repeater features allow the user to increase operating range by relaying transmission through multiple ESTeems to reach a destination ESTeem. An ESTeem can operate as an operating node, a repeater node, or both simultaneously, for added flexibility.  Secure data communication is provided in the ESTeem products through use of proprietary technology and industry standard techniques.

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

PRODUCT LINES

Licensed Narrow Band Products

The Company’s licensed, narrow band “packet burst” radio modems are typically used for commercial, industrial, and public safety applications.  Typical indoor and outdoor fixed base and mobile applications include point to point as well as point to multi-point digital data networking.  The distance is dependent on the product chosen as shown in the table below.  Employing the internal digi-repeater feature in each radio modem can increase the Line-of-Sight (LOS) distances shown below for each product type.

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

Unlicensed Spread Spectrum Products

The Model 195Es is a low cost unlicensed frequency hopping spread spectrum transceiver for commercial and industrial applications operating in the 900 MHz spectrum.  Typical indoor and outdoor applications include point to point and point to multi-point digital data networking for distances to approximately 10 miles line-of-sight without the use of the digi-repeater option.

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface
195Es	Unlicensed	900	.125 or 1	200K	10	Ethernet and Serial

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

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface
195Ep	Licensed	4900	2	1-54 M	5-7	Ethernet

Unlicensed Ethernet Spread Spectrum Products

The Company’s Ethernet radios are a high performance, direct sequence spread spectrum transceiver employing the industry standard, 10baseT, 802.11b/g Ethernet connectivity for commercial, industrial and public safety applications operating in the unlicensed 2.4 GHz spectrum with data transfer rates from 1 to 54 Mbps.  Typical installations include data rate critical, point to point, point to multi-point, “last-mile” bridge data networking and mobile applications for distances of approximately 5 to 7 miles line-of-sight without the use of the digi-repeater option.  The high data capability of these products allows them to be used in Video and Voice over Internet Protocol (VoIP) applications.

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface
195Eg	Unlicensed	2400	1	1-54 M	5-7	Ethernet/Serial
WLANC	Unlicensed	2400	0.3	1-11 M	300-3000 ft.	Ethernet

ADDITIONAL PRODUCTS AND SERVICES

The Company offers various accessories to support the ESTeem products.  Accessories including antennas, power supplies and cable assemblies, are purchased from other manufacturers and resold by EST to support the application of ESTeem modems.  The Company provides direct services to customers, such as repair and upgrade of ESTeem products.  To assist in the application of ESTeem wireless modems, the Company also offers professional services, site survey testing, system start-up, and custom engineering services.

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology.  This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive.  Research and Development expenditures for new product development and improvements of existing products by the Company for 2007 and 2006 were $497,280 and $401,572, respectively.  None of the Company’s research and development expenses were paid directly by any of the Company’s customers.  During 2007, the Company contracted and will continue to contract, with independent, nonaffiliated, engineering companies specializing in software development and hardware design, when such expertise is required.

Development efforts during 2007 focused on the continued development and refinement of the ESTeem 195Ep Ethernet licensed 4.9 GHz, spread spectrum radio modem, the ESTeem 195Es unlicensed 900 MHz spread spectrum radio modem, and the ESTeem 195Eg Ethernet based radio modem.  The Model 195Ep modem is designed for operation in the US Government licensed frequency spectrum for Homeland Security and first responder infrastructures.  The ESTeem 195Es modem provides users with both low speed Ethernet and high-speed serial interfaces.  The ESTeem 195Es is targeted at the domestic and foreign industrial automation markets and entered production in the last half of 2007.  The Company plans continued research and development expenditures for development and improvement projects, as they are deemed necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2007 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem products.  Customers generally place orders on an "as needed basis".  Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.  As of December 31, 2007, the Company had a backlog of $35,000 in sales orders.

During 2007, the Company continued advertising in trade publications specifically targeted at users of control, instrumentation, and automation systems, as well as domestic public safety entities.  The Company’s advertising targeted potential users of Programmable Logic Controllers (PLCs).  There are approximately twenty-five major PLC manufacturers worldwide.  The Company has maintained active attendance of tradeshows targeted toward the customers and markets in which it sells products. During 2007, the Company employed sales managers to concentrate marketing and sales efforts in both domestic and Latin American industrial automation, as well as Mobile Data Computers for public safety communication markets.  During 2008, the Company intends to continue strategies targeting existing markets of industrial automation and Mobile Data Computers for public safety networks.  The Company maintains an internet web site to provide access to product and technical information for both present and potential customers of the Company’s products.  Due to the variable configuration possibilities of the Company’s products, and existing reseller relationships, the Company has not implemented an electronic commerce internet website.  The Company provides technical support and service for ESTeem products through phone support, field technicians and internet sources.  The Company believes high quality customer support is necessary and vital to its business.  To maintain a high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

During the year ended December 31, 2007, no sales to any single customer comprised 10% or more of total product sales for the year ended December 31, 2007.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

COMPETITION

The Company’s competition varies according to the market in which the Company's products are competing.  All of the markets in which the Company’s products are sold are highly competitive.  Listed below are the markets in which the Company’s products compete in and major competitors in those markets:

Major Market	Major Competitors
Industrial Automation	Data-Linc, Freewave, GE/Microwave Data Systems and Prosoft.

Computer networking, inter and intra building, and remote internet access.	Adaptive Broadband, Cisco, Digital Wireless, Dlink, Linksys, P-Com and Proxim

Mobile Data Computer systems for public safety applications	Data Radio, IP Mobilenet, GE/Microwave Data Systems, Motorola, Trango Broadband, and various cellular service providers using GPRS architectures.

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

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

EST was granted a United States patent in 1987 for a "Wireless Computer Modem".  In 1988, EST was granted a Canadian patent for a "Wireless Computer Modem".  Both patents had lives of 17 years and have expired.  The Company’s rights to the ESTeem Wireless Modem trademark, in uninterrupted use by the Company since 1985, were renewed in 2005.  To protect the Company against unauthorized disclosure of proprietary information belonging to the Company, all employees, dealers, distributors, original equipment manufacturers, sales representatives and other persons having access to confidential information regarding Company products or technology are bound by non-disclosure agreements.

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

The ESTeem radio modem products that operate in the FCC licensed frequency band require licensing under Part 90 of the FCC Rules and Regulations, which must be applied for by the end user of the Company’s products.  The Company cannot guarantee customers will receive FCC licenses in the frequency spectrum for any particular application.  The Company provides information to customers to assist in the application for FCC consumer licenses.  The ESTeem 195Eg and 195Es products operate in the nonlicensed, 2.4 GHz and 900 MHz spread spectrum frequency band, respectively, which do not require licenses for users of those products.

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

Approximately 10% of the Company’s inventory at December 31, 2007 consisted of parts having lead times ranging from 12 to 16 weeks.  Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, pagers and other personal technology devices, have the potential of creating negative availability and delivery issues for components used by the Company.  The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.

For assembly of the Company’s products, the Company contracts with Manufacturing Services, Inc., in Kennewick, Washington, using materials provided by the Company.  By contracting with Manufacturing Services, Inc., the Company is able to avoid staff fluctuations associated with operating its own manufacturing operation.  The President of Manufacturing Services, Michael Brown, as well as the former President of Manufacturing Services, Melvin H. Brown, are both Directors of the Company.  Management believes all prices for services, provided by Manufacturing Services, Inc., are as favorable as could be obtained from comparable manufacturing services companies.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

REPORTS TO SECURITY HOLDERS

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-KSB and quarterly Forms 10-QSB as electronically filed with the SEC.  Electronically filed reports may be accessed at www.sec.gov.  Interested parties also may read and copy any material filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1(800) SEC-0330.

EMPLOYEES

As of December 31, 2007, the Company employed a staff of 16 persons on a full time basis, 3 in sales/marketing, 3 in technical support, 9 in engineering/manufacturing, and 1 in finance and administration.  The Company’s operations are dependent upon key members of its engineering and management personnel.  In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized.  The Company employs part-time labor on an “as needed” basis, usually in engineering/manufacturing.  At year-end 2007 the Company employed 3 part-time employees.  None of the Company’s employees are represented by a labor union and the Company believes it has good relations with its employees.

ITEM 2.  PROPERTIES

EST does not own any real property, plants, mines, or any other materially important physical properties.  The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg B1, Kennewick, Washington.  The Company leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington.  As of January 1, 2008, the total monthly lease cost is $4,070.  The lease covers a period of three years, expiring September 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2007 fiscal year.

PART II

ITEM 5.  MARKET INFORMATION FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established market for trading the Common Stock of the Company.  The Common Stock is not regularly quoted in the automated quotation system of a registered securities system or association.  The Common Stock of the Company is traded on the “over-the-counter” market maintained by the Financial Regulatory Authority (“FINRA”) and is listed on the OTC electronic bulletin board under the symbol of "ELST".  The following table illustrates the average high/low price of the Common Stock for the last two (2) fiscal years.  The “over-the-counter” quotations do not reflect inter-dealer prices, retail mark-ups, commissions or actual transactions.

	Bid		Ask
	High	Low	High	Low
Fiscal year ended December 31, 2007
First Quarter	0.71	0.64	0.75	0.65
Second Quarter	1.16	0.64	1.20	0.64
Third Quarter	1.07	0.72	1.15	0.70
Fourth Quarter	1.00	0.70	1.03	0.75

Fiscal year ended December 31, 2006
First Quarter	0.78	0.58	0.85	0.60
Second Quarter	0.75	0.62	0.92	0.60
Third Quarter	0.65	0.57	0.65	0.57
Fourth Quarter	0.65	0.63	0.70	0.63

The above data was compiled from information obtained from the OTC Bulletin Board maintained by FINRA.

The number of record holders of common stock of the Registrant as of January 4, 2008 was 445 persons/entities.

Electronic Systems Technology Inc. paid non-cumulative, cash distributions on July 17, 2006, July 13, 2005, July 14, 2004, July 9, 1999, July 9, 1998, and July 11, 1997, respectively, each equivalent to $0.01 per outstanding share.  The Company also paid non-cumulative cash distributions on July 16, 2003, equivalent to $0.015 per outstanding share, and July 17, 2007, equivalent to $0.02 per outstanding share.  Dividends undertaken by the Company will be solely at the discretion of the Board of Directors.

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

FISCAL YEAR 2007 vs. FISCAL YEAR 2006

GROSS REVENUES: Total revenues for the fiscal year 2007 were $3,085,510 reflecting a 16% increase from $2,666,120 gross revenues for fiscal year 2006.  The increase in total revenues is the result of increased product sales and increased interest revenues during 2007. Product sales increased to $3,002,521 in 2007, as compared to 2006 sales of $2,617,810, reflecting a sales increase of 15%. Management believes the increase in sales revenues were the result of increases in foreign and domestic sales of products used in Industrial Automation applications.  The Company’s products being employed in large industrial automation projects in Colombia during 2007 resulted in a significant increase in foreign sales revenues.  The Company’s domestic sales decreased slightly during 2007 due to the effect of weaker than expected product sales for MDC applications. Management believes the reduced  MDC sales were due to reduced funding for projects involving the Company’s products, extended procurement cycle for public safety entities, and reduced sales manager activity during the first half of 2007.  During 2008, the Company intends to continue targeting existing markets of industrial controls and MDC applications, and continued sales manager activities for increased coverage and exposure in the domestic industrial automation market.  Management remains committed to implementing existing marketing strategies, however sustaining or increasing sales revenues for 2008 cannot be guaranteed due to the highly competitive markets in which the Company’s products and services are marketed.

Interest revenues increased to $81,272 from 2006 levels of $48,310 due to increased rates of return received on the Company’s investments.

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 13 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represent 70% of the Company’s total net revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic revenues decreased to $2,144,647 for the year ended 2007, compared to $2,149,021 for the year ended 2006.  The decrease in domestic revenues is attributable to decreased sales for MDC applications during 2007.  Management believes MDCS sales were weaker than expected during 2007 due to reduced funding for projects involving the Company’s products, extended procurement cycle for public safety entities, and reduced sales manager activity during the first half of 2007.  A majority of the Company's domestic product sales during 2007 were employed in industrial automation applications. An example of an industrial automation application is a municipal water treatment operation, which employs the ESTeem modem to transmit industrial control information to and from control room areas via a wireless communications infrastructure.  It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future.  The Company’s domestic industrial automation sales increased during 2007, offsetting weaker than expected sales for MDC applications.  Management believes the growth in domestic industrial automation revenues is the result of increased sales manager and reseller activity when compared to 2006.

The Company’s domestic sales included sales of the Company’s products for MDC systems to public entities, which accounted for 8% of the Company’s domestic sales during 2007.  Management believes MDCS sales were weaker than expected during 2007 due to reduced funding for projects involving the Company’s products, extended procurement cycle for public safety entities, and reduced sales manager activity during the first half of 2007.  The Company hired a sales manager focused primarily on the MDCS market place late in the second quarter of 2007.  Management believes the activities of this focused sales manager will have positive effects in MDCS revenues.  An example of an MDC system for a public entity is a local area network (LAN), between police department computer dispatch centers and individual police vehicles. Management believes funding of MDC projects on local, state and federal levels cannot be guaranteed and therefore MDC projects involving the Company’s products become very difficult to predict.

Domestic segment operating income decreased to $311,594 for 2007 as compared with $427,513 for 2006 due to increased operating expenses during 2007 when compared with 2006.

Foreign Revenues

The Company’s foreign operating segment represents 30% of the Company’s total net revenues.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During 2007, the Company had $940,863 in foreign export sales, amounting to 30% of gross revenues for the year, compared with foreign export sales of $517,099 for 2006, reflecting an increase of 82%.  The increase is attributable primarily to increased sales of the Company’s products for use in several industrial automation applications in Colombia.  Products purchased by foreign customers were used primarily in industrial automation applications.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment increased to $481,822 for 2007 as compared with $189,327 for 2006 due to increased sales revenues for the segment during 2007.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, include salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during 2007 to $330,281 as compared with $273,826 for 2006, and represented expense to total net revenue percentage of 11% and 10% respectively.  The increase during 2007 was the result of increased professional services expenses, profit sharing bonuses accrued for 2007 profitability and segment related wages, when compared with 2006.

As of December 31, 2007, the Company had a backlog of $35,000 in sales orders.  The Company’s customers generally place orders on an "as needed basis".  Shipment for the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:  Cost of Sales, as a percentage of gross sales, was 38% and 39% respectively, for 2007 and 2006.  Cost of Sales variances are the result of the product mix sold, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  The Company's year-end inventory values for 2007 and 2006 were as follows:

	2007	2006
Parts	$250,701	$255,793
Work in progress	108,101	108,162
Finished goods	239,399	218,960
TOTAL	$598,201	$582,915

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time, meet production and delivery requirements. Approximately 10% of the Company’s inventory at December 31, 2007 consisted of parts having lead times ranging from 12 to 16 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, pagers and other personal technology devices, have the potential of creating negative availability and delivery issues for components used by the Company.  The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.  Inventory levels increased between December 31, 2006 and December 31, 2007, due to the Company increasing production and finished goods levels to meet increased sales activity during 2007.

OPERATING EXPENSES: Operating expenses increased to $1,467,051 in 2007, from 2006 levels of $1,282,761.  Material changes in expenses are comprised of the following components: Advertising expense decreased to $9,040 from $17,558 in 2006 due to timing differences in trade publication advertising when compared with 2006.  Depreciation expense decreased during 2007 to $54,433 from 2006 levels of $59,401 due to the Company’s decreased assets when compared with 2006.  Supplies and materials expense decreased to $44,740 for 2007 from 2006 levels of $49,850 due to decreased research and development related supplies employed in product development during 2007. Professional services expense increased to $333,603 from 2006 levels of $191,817 due to significantly increased subcontracted software development and engineering expertise contracted by the Company during 2007, and increased administrative related contracted professional services.  Travel expenses increased to $100,553 for 2007, compared to $85,145 for 2006, due to increased sales and customer support related activities when compared with 2006.  Salaries, benefits and related taxes increased to $1,186,450 in 2007, from 2006 levels of $1,012,199, due to wages paid by the Company for additional employees hired during 2007 when compared with 2006.

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

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 13 – Segment Reporting”.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in net income of $319,322 for 2007, increased from net income of $226,089 for 2006.  The increase in net income is the result of increased sales revenues and increased interest income, when compared with 2006. At December 31, 2007, the Company's working capital was $3,046,967 compared with $2,824,793 at December 31, 2006.  The Company’s operations rely solely on the income generated from sales.  The Company's major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production.  Extended availability for components critical for production of the Company’s products, ranging from 12 to 16 weeks, require the Company to maintain high inventory levels.  It is Management’s opinion that the Company’s working capital as of December 31, 2007 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2007 was 13.2:1 compared to 10.1:1 at December 31, 2006.  The increase in current asset ratio is the result of increased certificate of deposit investments and decreased federal income taxes payable at year-end 2007, when compared with 2006.

The Company's cash resources at December 31, 2007, including cash and cash equivalent liquid assets, were $1,479,985, compared to cash resources of $1,487,848 at year-end 2006.  The Company’s cash and cash equivalent assets are held in checking and money market investment accounts.

As of January 1, 2005, the Company entered into a 39-month agreement with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The current portion of the prepaid Netsuite Inc. services as of December 31, 2007, is reflected in prepaid expenses and amounted to $6,500.

The Company's trade accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2007, were $281,064, compared to $401,127 at year-end 2006.  The decrease is the result of timing differences in sales and collections when compared with unusually strong sales late in December of 2006.  Management believes that all of the Company’s accounts receivable as of December 31, 2007 are collectible.

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

Inventory levels as of December 31, 2007, were $598,201, reflecting an increase from December 31, 2006 levels of $582,915. The increase in inventory between December 31, 2006 and December 31, 2007, is due to the Company increasing production and finished goods levels to meet increased sales activity during 2007.

The Company had capital expenditures during 2007 of $49,219 primarily for production related test equipment and software, and computer system upgrades.  The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.  As of December 31, 2007, the Company's current liabilities were $248,860, decreased from 2006 year-end levels of $310,351.  The decrease was the result of decreased levels of federal income taxes payable when compared with year-end 2006.

The Company had no off balance sheet arrangements for the year ended December 31, 2007.

Inflation had minimal adverse effect on the Company’s operations during 2007.  Minimal adverse effect is anticipated during 2008.

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

ITEM 7. FINANCIAL STATEMENTS

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm

16

Financial Statements:

Balance Sheets

17-18

Statements of Income

19

Statements of Comprehensive Income

20

Statements of Changes in Stockholders’ Equity

21

Statements of Cash Flows

22-23

Notes to Financial Statements

24-33

Supplemental Schedules of Operating Expenses

35

Supplemental Schedules of Selected Financial Data

36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Electronic Systems Technology, Inc.

415 N. Quay – Building B1

Kennewick, WA 99336

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc., dba ESTeem Wireless Modems, as of December 31, 2007 and  2006, and the related statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Systems Technology, Inc., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental schedules of operating expenses and selected financial data are presented for purposes of additional analyses and are not a required part of the basic financial statements.  Such supplemental schedules have been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

/s/ MOE O’SHAUGHNESSY & ASSOCIATES, P.S.

February 29, 2008

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

2007

2006

CURRENT ASSETS

Cash

$       35,004

$     55,665

Money market investment

1,444,981

1,432,183

Certificates of deposit

900,000

630,000

Accounts receivable, net of

allowance for doubtful accounts

of $2,126 at 2007 and $3,059 at

2006

281,064

401,127

Inventory

598,201

582,915

Prepaid insurance

9,123

8,376

Prepaid expenses

12,373

20,228

Accrued interest

        15,081

         4,650

Total Current Assets

   3,295,827

   3,135,144

PROPERTY AND EQUIPMENT - NET

      147,441

     152,655

OTHER ASSETS - NET

             340

        5,852

DEFERRED INCOME TAX BENEFIT

        33,600

      26,200

$3,477,208

$3,319,851

See Notes to Financial Statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

2007

2006

CURRENT LIABILITIES

Accounts payable

$    134,129

$     93,051

Refundable deposits

11,949

67

Accrued wages and bonus

49,252

37,706

Accrued payroll and other taxes

7,543

10,527

Accrued vacation pay

33,683

28,910

Income tax payable

        12,304

    140,090

Total Current Liabilities

      248,860

    310,351

DEFERRED INCOME TAXES

        49,000

      50,500

COMMITMENTS AND CONTINGENCIES

                  -

               -

STOCKHOLDERS’ EQUITY

Common stock - $.001  par  value

50,000,000 shares  authorized,

5,153,667 and 5,148,667 issued

and outstanding  at  2007 and

2006, respectively

5,154

5,154

Additional paid-in capital

978,565

974,466

Retained earnings

  2,195,629

  1,979,380

  3,179,348

  2,959,000

$3,477,208

$3,319,851

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

2007

2006

2005

SALES - NET

$3,002,521

$2,617,810

$2,417,700

COST OF SALES

  1,155,323

  1,018,798

  1,112,683

GROSS PROFIT

  1,847,198

  1,599,012

  1,305,017

OPERATING EXPENSES

  1,467,051

  1,282,761

  1,140,174

OPERATING INCOME

      380,147

     316,251

     164,843

OTHER INCOME

Interest income

81,272

48,310

42,806

Other income (expense)

          1,717

      (21,547)

     (32,892)

        82,989

       26,763

        9,914

INCOME BEFORE INCOME TAXES

463,136

343,014

174,757

PROVISION FOR FEDERAL INCOME

TAXES

       143,814

       116,925

       61,694

NET INCOME

$     319,322

$   226,089

$    113,063

BASIC EARNINGS PER SHARE

$           0.06

$          0.04

$          0.02

DILUTED EARNINGS PER

  SHARE

$           0.06

$          0.04

$          0.02

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

2007

2006

2005

NET INCOME

$   319,322

$   226,089

$   113,063

OTHER COMPREHENSIVE LOSS:

Unrealized loss on securities

arising during the period

-

-

(8,948)

Income tax benefit related to

other comprehensive

loss

                -

                  -

         3,043

Other comprehensive loss,

Net

                -

                  -

        (5,905)

COMPREHENSIVE INCOME

$   319,322

$    226,089

$   107,158

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Accumulated

Other

Common Stock

Paid-In

Retained

Comprehensive

Shares

Amount

Capital

Earnings

      Loss

Total

BALANCE AT JANUARY 1, 2005

  5,148,667

$      5,149

$   966,184

$1,743,252

$    (15,824)

$2,698,761

COMPREHENSIVE INCOME:

Net income December 31, 2005

-

-

-

113,063

-

113,063

Unrealized loss on securities - net

-

-

-

-

(5,905)

(5,905)

Less reclassification adjustment

included in net income

        -

    -

      -

        -

 4,712

   4,712

CASH DIVIDEND

                -

               -

                -

    (51,487)

               -

     (51,487)

5,148,667

5,149

966,184

1,804,828

(17,017)

2,759,144

STOCK OPTIONS EXERCISED

5,000

5

1,995

-

-

2,000

COMPREHENSIVE INCOME:

Net income December 31, 2006

-

-

-

226,089

-

226,089

Less reclassification adjustment

included in net income

-

-

-

-

17,017

17,017

SHARE-BASED COMPENSATION

-

-

6,287

-

-

6,287

CASH DIVIDEND

                -

               -

                 -

    (51,537)

              -

     (51,537)

5,153,667

5,154

974,466

1,979,380

-

2,959,000

COMPREHENSIVE INCOME:

Net income

-

-

-

319,322

-

319,322

SHARE-BASED COMPENSATION

-

-

4,099

-

-

4,099

CASH DIVIDEND

                 -

               -

                -

    (103,073)

              -

    (103,073)

BALANCE AT DECEMBER 31, 2007

  5,153,667

$      5,154

$   978,565

$2,195,629

$            -

$3,179,348

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

2007

2006

2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income

$    319,322

$    226,089

$   113,063

Noncash expenses included in income:

Depreciation

54,433

59,401

71,031

Amortization

-

1,433

2,851

Allowance for doubtful accounts

(933)

1,374

(199)

Deferred income taxes

(8,900)

(14,400)

(19,500)

Loss on disposition of assets

-

94

16,468

Realized loss on sale of investments

-

19,343

7,140

Share-based compensation

4,099

6,287

-

Decrease (increase) in current assets:

Accounts receivable, net

120,996

(179,519)

34,297

Inventory

(15,286)

(97,658)

119,902

Other current assets

(3,323)

1,489

(22,165)

Increase (decrease) in current liabilities:

Accounts payable and other current liabilities

66,295

74,703

(74,276)

Federal income taxes payable

    (127,786)

      50,746

      41,993

Net Cash From Operating Activities

     408,917

    149,382

    290,605

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposits and long term prepaids

5,512

17,782

(23,294)

Purchase of investments and certificates of deposit

(1,570,000)

(1,572,000)

(990,000)

Proceeds from sale of investments and certificates of

Deposit

1,300,000

2,319,081

955,028

Additions to property and equipment

      (49,219)

      (28,125)

    (18,067)

Net Cash From Investing Activities

    (313,707)

     736,738

    (76,333)

CASH FLOWS FROM FINANCING ACTIVITIES:

Stock options exercised

-

2,000

-

Cash dividend

    (103,073)

      (51,537)

    (51,487)

Net Cash From Financing Activities

$  (103,073)

$    (49,537)

$  (51,487)

(Continued)

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

2007

2006

2005

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS

$   (7,863)

$  836,583

$ 162,785

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR

  1,487,848

     651,265

    488,480

CASH AND CASH EQUIVALENTS AT END OF YEAR

$1,479,985

$1,487,848

$  651,265

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

Income taxes

$   280,500

$    80,798

$    39,201

Cash and cash equivalents:

Cash

$   35,004

$    55,665

$    11,100

Money market

  1,444,981

  1,432,183

    640,165

$1,479,985

$1,487,848

$  651,265

(Concluded)

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies

Business Organization

The Company was incorporated under the laws of the State of Washington on February 10, 1984, primarily to develop, produce, sell and distribute wireless modems that will allow communication between peripherals via radio frequency waves.  On November 12, 1984, the Company sold 3,000,000 shares of its unissued common stock to the public at an offering price of $.30 per share, arbitrarily determined by the underwriter.

September 13, 2007, announced their establishment of a “doing business as” or dba structure, based on the Company’s registered trade name of ESTeem (tm) Wireless Modems.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Estimates used in the accompanying financial statements include allowance for uncollectible accounts receivable, inventory obsolescence, useful lives of depreciable assets, and deferred income taxes.  Actual results could differ from those estimates.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to credit risk consists of cash and customer receivables.

The Company places its cash with two major financial institutions.  During the period, the Company had cash balances that were in excess of federally insured limits.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies.

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped or delivered and title and risk of loss pass to the customer.  Provision for certain sales incentives and discounts to customers are accounted for as reductions in sales in the period the related sales are recorded.  Products sold to foreign customers are shipped after payment is received in U.S. funds, unless an established distributor relationship exists or the customer is a foreign branch of a U.S. company.

Revenues from site support and engineering services are recognized as the Company performs the services.  Amounts billed and collected before the services are performed are included in deferred revenues.  Revenue is recognized based upon proportional performance when the contract contains performance milestones.

Due to the specialized nature of the products sold, the Company does not generally sell its products with the right of return; therefore returns are reported when they occur.

The Company warrants its products as free of manufacturing defects and provides a refund of the purchase price, repair or replacement of the product for a period of one year from the date of installation by the first user/customer.  No allowance for estimated warranty repairs or product returns has been recorded.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies (Continued)

Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable and accounts payable.  The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash, certificates of deposit and money market accounts purchased with original maturities of three months or less.

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $2,126 and $3,059 as of December 31, 2007 and 2006,respectively.  The Company’s policy for writing off past due accounts receivable is based on the amount, time past due, and response received from the subject customer.

Accounts receivable include $1,118 of amounts due which are over ninety days past due at December 31, 2007.

Inventory

Inventories are stated at lower of direct cost or market.  Cost is determined on an average cost basis that approximates the first-in, first-out (FIFO) method.  Market is determined based on net realizable value and consideration is given to obsolescence.

Patent Costs

Expenses incurred in connection with the patent have been capitalized and are being amortized over 17 years.  The patent was fully amortized at December 31, 2006.

Property and Equipment

Property and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  The useful life of property and equipment for purposes of computing depreciation is five to seven years.  The Company periodically reviews its long-lived assets for impairment and, upon indication that the carrying value of such assets may not be recoverable, recognizes an impairment loss by a charge against current operations.  The Company normally capitalizes non consumable assets with a cost greater than one thousand dollars.

Investments

Certificates of deposit with original maturities ranging from three months to twelve months were purchased for $900,000, at December 31, 2007.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies (Continued)

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software.  The Company capitalizes the costs of creating a software product to be sold, leased or otherwise marketed, for which technological feasibility has been established.  Amortization of the software product, on a product-by-product basis, begins on the date the product is available for distribution to customers and continues over the estimated revenue-producing life, not to exceed five years.  All software costs were fully amortized at December 31, 2006.

Income Taxes

The provision for income taxes is computed on the pretax income based on the current tax law.  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Research and Development

Research and development costs are expensed as incurred.  Research and development expenditures for new product development and improvements of existing products by the Company for 2007, 2006, and 2005, were $497,280, $401,572, and $280,052, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred.  Advertising costs for the years ended December 31, 2007, 2006, and 2005, were $9,040, $17,558, and $12,679, respectively.

Comprehensive Income

Comprehensive income consists of net income and unrealized losses on marketable equity investments.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R, a revision of SFAS 123, “share-based payment”.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the service period.  See Note 7 for additional information.  In addition to the recognition of expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than an adjustment of operating activity as presented in prior years.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which is effective for fiscal years beginning after November 15, 2007.  The purpose of this statement is to permit entities to measure many financial instruments and certain other items at fair market value that are not currently required to be measured at fair market value.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The Company is in the process of reviewing and evaluating SFAS 159, but does not believe that its adoption will have a material impact on the Financial Statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurement”, which is effective for fiscal years beginning after November 15, 2007.  The purpose of this statement is to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements.  The Company is in the process of reviewing and evaluating SFAS 157, but does not believe that its adoption will have a material impact on the Financial Statements.

2.

Inventories

Inventories consisted of the following:

2007

2006

Parts

$250,701

$255,793

Work in progress

 108,101

108,162

Finished goods

  239,399

  218,960

$598,201

$582,915

3.

Property and Equipment

Property and equipment consisted of the following:

2007

2006

Laboratory equipment

$551,704

$504,651

Furniture and fixtures

  16,398

  16,398

Dies and molds

  105,353

  103,418

 673,455

 624,467

Accumulated depreciation

 (526,014)

 (471,812)

$147,441

$152,655

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

4.

Other Assets

Other assets consisted of the following:

2007

2006

Patent costs

$  1,850

$  1,850

Software costs

  86,330

  86,330

88,180

88,180

Accumulated amortization

(88,180)

(88,180)

 -

 -

Deposits

340

340

Prepaid expense - long term

           -

    5,512

$     340

$  5,852

5.

Provision For Income Taxes

The Company uses the asset and liability approach in accounting for income taxes.

The provision for federal income taxes consisted of:

2007

2006

2005

Current

$152,714

$140,090

$ 80,579

Deferred

    (8,900)

  (23,165)

  (18,885)

Provision for federal

income taxes

$143,814

$116,925

$ 61,694

The components of deferred tax assets and liabilities at December 31, were as follows:

2007

2006

 2005

Deferred tax assets:

Accrued liabilities

$ 11,400

$  9,800

$  8,000

Inventory adjustment

 8,100

3,400

-

Unrealized loss on investments

-

 -

 8,800

Capital loss carryforward

 9,800

 9,800

 3,200

Other

     4,300

     3,200

       600

Total

$ 33,600

$ 26,200

$ 20,600

Deferred tax liabilities:

Depreciable property

$ 49,000

$ 50,500

$ 59,300

Total

$ 49,000

$ 50,500

$ 59,300

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

5.

Provision For Income Taxes - (Continued)

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

2007

2006

2005

Amount computed using

 the statutory rate

$152,714

$140,090

$80,579

Increase(decrease) in

 deferred tax (assets)

  liabilities

(8,900)

  (14,400)

(19,500)

Income tax benefit -

  unrealized loss on

  securities

-

-

3,043

Decrease in deferred tax

  asset - reclassification

  adjustment accumulated

  other comprehensive

  loss

              -

      (8,765)

     (2,428)

Provision for federal

 income taxes

$143,814

$116,925

$  61,694

The Company files income tax returns in the U.S. federal jurisdiction.  The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2003.  January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN48).  FIN48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits.

For the years ended December 31, 2007, 2006, and 2005, the Company recognized penalties of $2,314, $2,805, and $2,384, respectively, in the provision for federal income taxes.

6.

Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit Sharing Plan and Salary Deferral 401-K plan and trust.  All employees over the age of twenty-one are eligible.  On January 1, 2006, the Company adopted a four percent salary matching provision.  The Company contributed $34,147 and $23,758 to the plan at December 31, 2007 and 2006, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

7.

Share-Based Compensation

Effective for January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method.  The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB25), and related interpretations and disclosure requirements established by SFAS 123, “Accounting for Stock-Based Compensation”.

The Company grants stock options to individual employees and directors with three years continuous tenure.  After termination of employment, stock options may be exercised within ninety days.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

   2005

 2007

   2006

(Pro Forma)

Dividend yield

 1.43%

   1.43%

   1.25%

Expected volatility

   39%

     49%

     63%

Risk-free interest rate

 4.40%

   4.67%

   3.65%

Expected term (in years)

    3

      3

      3

Estimated fair value per

option granted

$0.21

  $0.25

  $0.34

The average risk-free interest rate is based on the three-year U.S. Treasury Bond rate in effect as of the grant date.  The expected volatility is determined using a weighted average of weekly historical volatility of the stock price over a period of one year prior to the grant dates.  The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2007 was eleven percent.

In the year ended December 31, 2007, and 2006, respectively, the Company recognized $4,099 and $6,287 in share-based compensation expense.  No non-vested share-based compensation arrangements existed as of December 31, 2007.

In year ended December 31, 2005, the Company adopted the disclosure-only provisions of SFAS 123.  Accordingly, no compensation expense had been recognized for the stock option plan.  Had compensation expense for the Company’s stock option plan been determined, based on the fair value at the grant date for awards, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

  2007

  2006

  2005

Net earnings as

reported

$319,322

$226,089

$113,063

Share-based compensation

as reported

      4,099

      6,287

              -

Net earnings (loss)

pro forma

  240,326

  129,633

   (23,486)

Earnings per share - as

reported

        0.06

        0.04

        0.02

Earnings per share - pro

forma

        0.05

        0.03

      (0.01)

No material earnings (loss) per share difference exists between basic earnings (loss) per share and diluted earnings (loss) per share.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

7.

Share-Based Compensation - (Continued)

A summary of option activity follows:

Weighted

 Weighted

-Average

 -Average

Exercise

 Remaining

Number

 Price

Contractual

Aggregate

Out-

  Per

   Term

Intrinsic

standing

 Share

  (Years)

  Value

Balance at 12/31/04

505,000

$0.56

    1.1

$105,400

Granted

195,000

 0.78

Exercised

-

    -

Canceled

(155,000)

 0.40

Balance at 12/31/05

545,000

 0.68

    1.1

31,000

Granted

215,000

 0.68

Exercised

(5,000)

  .40

Canceled

(195,000)

 0.48

Balance at 12/31/06

560,000

 0.72

    1.1

-

Granted

180,000

 0.68

Exercised

-

    -

Canceled

(185,000)

 0.80

Balance at 12/31/07

555,000

 0.71

    1.1

-

Exercisable at 12/31/07

555,000

 0.71

    1.1

-

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last day of the period indicated, based on the Company’s adjusted closing stock price.

8.

Employee Profit Sharing Bonus Program

The Company makes contributions to the Employees Profit Sharing Bonus Program (a non-qualified plan) based upon ten percent of the first $100,000 of pre-tax net income plus eight percent on pre-tax net income in excess of $100,000.  The Company has accrued contributions for the years 2007, 2006, and 2005, of $42,447, $31,998, and $17,370, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

9.

Earnings Per Share

The following table represents the calculation of net earnings per common share - basic and diluted:

2007

2006

2005

Net income

$  319,322

$  226,089

$  113,063

Basic earnings per share:

 Weighted average

shares outstanding

5,153,667

5,152,968

5,148,667

Diluted earnings per share:

 Weighted average

shares outstanding

5,153,667

5,152,968

5,148,667

 Incremental shares from

assumed conversion of

stock options

     88,722

     12,378

     75,137

 Weighted average

shares outstanding

5,242,389

5,165,346

5,223,804

Net earnings per common

share-basic

$        0.06

$        0.04

$       0.02

Net earnings per common

share-diluted

$        0.06

$        0.04

$       0.02

10.

Leases

The Company leases its facilities from a port authority, under beneficial terms, for $3,263 monthly for three years, expiring in September 2008, with annual increases based upon the Consumer Price Index.  The lease expense for the years ended December 31, 2007, 2006, and 2005 was $41,733, $39,672 and $34,446, respectively.

Future minimum lease payments required under the above operating lease for the year ending December 31, 2008 are $32,459.

11.

Related Party Transactions

For the years ended December 31, 2007, 2006, and 2005; services in the amount of $126,326, $152,520, and $146,421, respectively, were contracted with a manufacturing process company, Manufacturing Services, Inc.  The president and past president of Manufacturing Services, Inc., are members of the Board of Directors of Electronic Systems Technology, Inc.  Accounts payable include $10,980 of payables to Manufacturing Services, Inc., at December 31, 2007.

12.

Commitments and Contingencies

The Company purchases certain key components necessary for the production of its products from a limited number of suppliers.  The components provided by the suppliers could be replaced or substituted by other products.  It is possible that if this action became necessary, an interruption of production and/or material cost expenditures could take place.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

13.

Segment Reporting

Segment information is prepared on the same basis that the Company’s management reviews financial information for operational decision making purposes.  Electronic Systems Technology, Inc., has two reportable segments, domestic and foreign, based on the geographic location of the customers.  Both segments sell radio modem products (requiring an FCC license or license free Ethernet products), related accessories for radio modem products for industrial automation projects, and mobile data computer products.  The foreign segment sells the Company’s products and services outside the United States.

Domestic customers represent approximately seventy percent of total net revenues. Foreign customers represent approximately thirty percent of total net revenues.  No individual customer comprised more than ten percent of sales revenue.  Revenues from foreign countries, consist primarily of revenues from Canada, Mexico, and South American countries.

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

Summary financial information for the two reportable segments is as follows:

Unallocated

Domestic

Foreign

 Corporate

  Total

                               2007

Total net revenues

$2,144,647

$940,863

$         -

$3,085,510

Earnings/loss before tax

311,594

481,822

(330,280)

463,136

Net capital expenditures

46,361

-

 2,858

49,219

Identifiable assets

359,028

61,870

3,056,310

3,477,208

                               2006

Total net revenues

$2,149,021

$517,099

$        -

$2,666,120

Earnings/loss before tax

427,513

189,327

(273,826)

343,014

Net capital expenditures

27,525

-

600

28,125

Identifiable assets

498,439

48,055

2,773,357

3,319,851

                               2005

Total net revenues

$2,001,143

$459,363

$        -

$2,460,506

Earnings/loss before tax

225,967

169,632

(220,842)

174,757

Net capital expenditures

18,067

-

-

18,067

Identifiable assets

394,196

3,930

2,596,455

2,994,581

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULES

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULES OF OPERATING EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

2007

2006

2005

Advertising

$    9,040

$   17,558

$   12,679

Amortization

 -

1,433

2,851

Bad debt

-

5,059

5,116

Commissions - sales

4,230

4,144

5,291

Dues and subscriptions

2,145

1,740

3,329

Depreciation

54,433

59,401

71,031

Insurance

13,527

13,618

14,764

Materials and supplies

44,740

49,850

25,789

Office and administration

14,204

13,253

13,127

Printing

9,294

8,543

8,898

Professional services

333,603

191,817

100,785

Rent and utilities

56,295

53,751

44,072

Repair and maintenance

13,820

17,533

16,435

Salaries

988,322

822,995

835,178

Taxes

198,128

189,204

194,849

Telephone

11,918

12,935

15,161

Trade shows

40,112

46,527

41,071

Travel expenses

     100,553

       85,145

     119,278

1,894,364

1,594,506

1,529,704

Expenses allocated to cost of sales

    (427,313)

    (311,745)

    (389,530)

$1,467,051

$1,282,761

$1,140,174

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULES OF SELECTED FINANCIAL DATA

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, 2005, 2004 AND 2003

2007

2006

2005

2004

2003

Sales – net

$3,002,521

$2,617,810

$2,417,700

$2,416,625

$2,209,841

Gross profit

1,847,198

1,599,012

1,305,017

1,332,777

1,158,444

Income before provision for income taxes

463,136

343,014

174,757

260,126

173,901

Provision for income taxes

143,814

116,925

61,694

85,306

50,895

Net income

319,322

226,089

113,063

174,820

123,006

Other comprehensive loss, net of tax

-

-

(5,905)

(6,350)

(5,465)

Comprehensive income

319,322

226,089

107,158

168,470

117,541

Net income per share – basic

0.06

0.04

0.02

0.03

0.02

Weighted average number of shares outstanding

5,153,667

5,152,968

5,148,667

5,104,678

5,098,667

Total assets

3,477,208

3,319,851

2,994,581

2,983,296

2,822,689

Stockholders’ equity

3,179,348

2,959,000

2,759,144

2,698,761

2,560,778

Stockholders’ equity per share

0.62

0.57

0.54

0.53

0.50

Working capital

3,046,967

2,824,793

2,588,752

2,498,881

2,355,418

Current ratio

13.2:1

10.1:1

15.7:1

13.0:1

12.6:1

Equity to total assets

91%

89%

92%

90%

91%

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.  CONTROLS AND PROCEDURES.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. The Company’s internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

As of December 31, 2007 management conducted an assessment of the effectiveness of EST’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2007.  The material weakness is as follows:

We did not maintain effective controls to ensure appropriate segregation of duties as the same employees were responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to the (1) significance of segregation of duties to the preparation of reliable financial statements, (2) the significance of potential misstatement that could have resulted due to the deficient controls and (3) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

Management’s Remediation Initiatives

Management is currently evaluating avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size and structure of our organization.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the quarter ended December 31, 2007 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION.

On February 22, 2008 stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 22, 2008 totaled 200,000 shares under option and have an exercise price of $0.81 per share.  The options granted on February 22, 2008 may be exercised any time during the period from February 22, 2008 through February 21, 2011.  The Company's Form 8-K dated February 22, 2008, as filed with the Securities and Exchange Commission is included herein by reference.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2007; as well as term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/03/05 – 06/03/08	59	President of the Company
Melvin H. Brown	06/02/06 – 06/02/09	77	Former President of Manufacturing Services, Inc.
Michael S. Brown	06/01/07 – 06/03/08	55	President of Manufacturing Services, Inc.
Robert Southworth	06/02/06 – 06/02/09	64	Patent Attorney, U.S. Dept. of Energy (retired)
Jon Correio	06/02/06 – 06/02/09	40	Vice President of Finance of the Company
John L. Schooley	06/04/07 – 06/04/10	68	Former President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2007 is comprised of Robert Southworth (Chairman), Melvin Brown and John Schooley.  Mr. Brown is considered to be a non-independent member of the Audit Committee, however, his serving on the Audit Committee was deemed by the Board to be in the best interest of the Corporation due to Mr. Brown’s experience and familiarity with the Corporation.  The Board of Directors has determined that none of the audit committee members can be classified as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.  The Board of Directors does not contain a member that can be classified as an “audit committee financial expert” under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely due to the high cost of such Director candidates.

The Board of Directors had an Employee/Director Stock Option Committee consisting of Tom Kirchner and Jon Correio.  The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2007.

Compensation Committee

There is no Compensation Committee of the Board of Directors.

Code of Ethics

On June 2, 2006, the Company's Board of Directors adopted a Code of Ethics for the Company.  This Code of Ethics is filed herewith as an exhibit.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2007; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
T. L. Kirchner	59	President/CEO	3 Years	02/10/84- Present
Jon Correio	40	Vice President, Finance & Administration/ Sec/Treas	3 Years	02/9/01- Present

Melvin H. Brown is the father of Michael S. Brown, both of whom are Directors of the Company.  Outside of this family relationship, there are no family relationships, whether by blood, marriage, or adoption, between any of the Directors or Executive Officers of the Company.

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

MELVIN H. BROWN.  Mr. Brown is a Director of the Company.  During the last five years Mr. Brown has been the owner and President of Manufacturing Services, Inc until his retirement in late 2006.  Manufacturing Services provides electronic design and manufacturing solutions.  Manufacturing Services provides electronic manufacturing and quality control testing services for Electronic Systems Technology.  Mr. Brown does not serve as a director for any other company registered under the Securities Exchange Act.

MICHAEL S. BROWN.  Mr. Brown is a Director of the Company.  He has been with Manufacturing Services, Inc. since 1998 and became President in April 2006. Previously Mr. Brown held management positions with Cadence Design Systems and Wyse Technology. Manufacturing Services provides electronic design and manufacturing solutions.  Manufacturing Services provides electronic manufacturing and quality control testing services for Electronic Systems Technology. Mr. Brown does not serve as a director for any other company registered under the Securities Exchange Act.

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

JOHN L. SCHOOLEY.  Mr. Schooley is a Director of the Company.  During the past five years, Mr. Schooley was the former owner and President of Remtron, Inc. in San Diego, California.  Remtron, Inc. manufactures advanced radio control and telemetry systems for the industrial marketplace.  Mr. Schooley does not serve as director of any other company that is registered under the Securities and Exchange Act.

SECTION  16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the year ended December 31, 2007, to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

The Company’s principal executive officer is T.L. Kirchner, President and CEO.  The Company’s principal financial officer is Jon Correio, Vice President, Finance and Administration.

Information concerning the compensation of the Company’s principal executive officer and principal financial officer, as well as any other compensated employees of the Registrant's whose total compensation exceeded $100,000 during 2007 and 2006 is provided in the following Summary Compensation Table:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3)(4) (i)	Total ($) (j)
T.L. Kirchner, President/ CEO	2007	$147,917	$7,141	0	$578	-	-	$17,114	$172,750
	2006	$125,000	$3,672	0	$750	-	-	$16,565	$145,987
Jon Correio, Vice President, Finance	2007	$75,000	$3,542	0	$578	-	-	$18,464	$97,584
	2006	$62,000	$1,821	0	$750	-	-	$12,428	$76,999

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

(4)

Amounts do not reflect proceeds of $0.02 per share cash distribution received by T.L. Kirchner during 2007 totaling $8,070.  Receipt of cash distribution was based solely on capacity as a shareholder.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2007 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	13.8%	0.68	2/15/2010
Jon Correio	25,000	13.8%	0.68	2/15/2010

(5)

This table does not include Stock Options granted previously.  Forms 8-K dated 2/25/05 and 02/10/06 respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2007 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
T.L. Kirchner, President/ CEO	25,000	0	0	$0.68	2/15/10	0	0	0	0
	25,000	0	0	$0.68	2/09/09	0	0	0	0
	25,000	0	0	$0.78	2/25/08	0	0	0	0
Jon Correio, Vice President, Finance	25,000	0	0	$0.68	2/15/10	0	0	0	0
	25,000	0	0	$0.68	2/09/09	0	0	0	0
	25,000	0	0	$0.78	2/25/08	0	0	0	0

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. Directors with no less than three years continuous tenure are eligible for stock option awards, as governed by the Company stock option plan.  There is currently no other compensation arrangements for the Company’s directors.  (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.)  The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2007 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Melvin Brown	$0	$0	$578	$0	$0	$0	$578
Michael Brown	$0	$0	$0	$0	$0	$0	$0
John Schooley	$0	$0	$578	$0	$0	$1,088	$1,666
Robert Southworth	$0	$0	$578	$0	$0	$524	$1,102

(1) Compensation information for Tom Kirchner, President and CEO, and Jon Correio, Vice President, Finance & Administration is contained in the Executive Compensation Summary Compensation Table.

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

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2007, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Paul D. Sonkin 460 Park Avenue, 12th Floor New York NY 10022	831,252	16.1%
Common	EDCO Partners LLP 4605 Denice Drive Englewood CO 80111	415,015	8%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	7.8%

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

(2)

The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 25, 2005, Options for 25,000 shares granted February 10, 2006 and Options for 25,000 shares granted February 16, 2007.  Forms 8-K, dated February 25, 2005, February 10, 2006 and February 16, 2007, respectively, are incorporated herein by reference.

(3)

Does not include options granted.  See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 29, 2008, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	T.L. Kirchner (Officer & Director)	403,488 (1)	7.8%
Common	Robert Southworth (Director)	0 (1)	0.0%
Common	Melvin H. Brown (Director)	76,500 (1)	1.5%
Common	Michael S. Brown (Director)	0	0.0%
Common	Jon Correio (Officer &Director)	0 (1)	0.0%
Common	John Schooley (Director)	135,000 (1)	2.6%
Common	D.B. Strecker (VP of Engineering)	24,719 (1)	0.5%

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

The information below does not include stock options granted in February 2008.

Recipients of Stock Options currently unexpired as of December 31, 2007 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-16-2007

Sam Amaral	5,000	0.68
Melvin Brown	25,000	0.68
Thomas Brown	5,000	0.68
Alan B. Cook	5,000	0.68
Jon Correio	25,000	0.68
Tom Kirchner	25,000	0.68
Eric P. Marske	15,000	0.68
Anthony C. Pfau	5,000	0.68
Gary L. Schmitz	5,000	0.68
John L. Schooley	25,000	0.68
Robert Southworth	25,000	0.68
George Stoltz	5,000	0.68
Dan Tolley	5,000	0.68

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-10-2006

Sam Amaral	15,000	0.68
Melvin Brown	25,000	0.68
Thomas Brown	5,000	0.68
Alan B. Cook	15,000	0.68
Jon Correio	25,000	0.68
Tom Kirchner	25,000	0.68
Eric P. Marske	15,000	0.68
Gary L. Schmitz	5,000	0.68
John L. Schooley	25,000	0.68
Robert Southworth	25,000	0.68
George Stoltz	5,000	0.68
David B. Strecker	15,000	0.68

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-25-2005

Melvin Brown	25,000	0.78
Alan B. Cook	15,000	0.78
Jon Correio	25,000	0.78
Tom Kirchner	25,000	0.78
Eric P. Marske	15,000	0.78
Gary L. Schmitz	5,000	0.78
John L. Schooley	25,000	0.78
Robert Southworth	25,000	0.78
George Stoltz	5,000	0.78
David B. Strecker	15,000	0.78

Stock options must be exercised within 90 days after termination of employment/board membership.  During 2007, 185,000 options expired, 180,000 shares were granted and no shares under option were exercised.  At December 31, 2007 there were 555,000 shares reserved for future exercise.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During 2007, the Company contracted for services from Manufacturing Services, Inc. in the amount of $126,326.  Manufacturing Services, Inc. is owned and operated by Michael S. Brown.  Mr. Brown, and the former owner for Manufacturing Services, Inc, Melvin H. Brown are currently Directors of Electronic Systems Technology, Inc.  Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

PART IV

ITEM 13.  EXHIBITS

Exhibits filed as part of the Company’s 10KSB report for 2007 are listed below.  Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

EXHIBIT	DESCRIPTION

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

14	Code of Ethics

31.1	CEO Certification
31.2	CFO Certification
32.1	Section 906 Certification, CEO
32.2	Section 906 Certification, CFO

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees billed to us during December 31, 2007 and 2006, for professional services provided by Moe O'Shaughnessy & Associates P.S.

Year Ended	December 31, 2007	December 31, 2006
Audit fees (1)	$42,864	$33,376
Audit-related fees (2)	-	-
Tax fees (3)	1,550	1,250
All other fees (4)	-	-
Total Fees	$44,414	$34,626

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

Date:  March 21, 2008

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ TOM L. KIRCHNER	Director/President	March 21, 2008
T.L. Kirchner

/s/ JON CORREIO	Director	March 21, 2008
Jon Correio

/s/ MELVIN BROWN	Director	March 21, 2008
Melvin H. Brown

/s/ MICHAEL S. BROWN	Director	March 21, 2008
Michael S. Brown

/s/ ROBERT SOUTHWORTH	Director	March 21, 2008
Robert Southworth

/s/ JOHN SCHOOLEY	Director	March 21, 2008
John L. Schooley