Form 10-Q
period 2008-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2008-05-14
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

From ________________ to ________________

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Washington	000-27793	91-1238077
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

415 N. Quay St. Bldg B1 Kennewick WA	99336
(Address of principal executive offices)	(Zip Code)

(509) 735-9092

(Registrant's telephone number, including area code)

                                  N/A

(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐ (Do not check if a smaller reporting company)

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2008, the number of the Company's shares of par value ($0.001) common stock outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Three Months Ended	Mar. 31, 2008	Mar. 31, 2007
Sales	$ 580,137	$ 674,557
Other Revenues	$ 18,695	$ 18,572
Gross Profit	$ 327,131	$ 395,101

Net Income (Loss) Before Taxes	$ (46,640)	$ 84,469
Net Income (Loss)	$ (36,240)	$ 66,569

Earnings (Loss) Per Share Before Taxes
Basic	$ (0.01)	$ 0.02
Diluted	$ (0.01)	$ 0.02

Earnings (Loss) Per Share
Basic	$ (0.01)	$ 0.01
Diluted	$ (0.01)	$ 0.01

Weighted Average Shares Outstanding (Basic)
Primary	5,155,645	5,153,667
Diluted	5,218,165	5,156,534

Total Assets	$ 3,341,049	$ 3,241,697

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 3,148,967	$ 3,026,594

Shareholders' Equity Per Share	$ 0.61	$ 0.59

Working Capital	$ 3,019,053	$ 2,892,552

Current Ratio	21.7:1	18.6:1

Equity To Total Assets	94%	93%

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEET (as prepared by Management) (Unaudited)
	Mar. 31, 2008	Dec. 31 ,2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 1,205,240	$ 1,479,985
Short Term Certificates of Deposit Investments	990,000	900,000
Accounts Receivable, net of allowance for uncollectibles	266,050	281,064
Inventory	671,150	598,201
Accrued Interest	13,192	15,081
Prepaid Federal Income Taxes	4,200	--
Prepaid Expenses	15,303	21,496
Total Current Assets	3,165,135	3,295,827

PROPERTY & EQUIPMENT net of depreciation	138,774	147,441

OTHER ASSETS	340	340
DEFERRED INCOME TAX BENEFIT	36,800	33,600
TOTAL ASSETS	$ 3,341,049	$ 3,477,208

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 91,435	$ 134,129
Refundable Deposits	--	11,949
Federal Income Taxes Payable	--	12,304
Accrued Liabilities	54,647	90,478
Total Current Liabilities	146,082	248,860

DEFERRED INCOME TAXES	46,000	49,000

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,158,667 Shares Issued And Outstanding	5,158	5,154
Additional Paid-in Capital	984,420	978,565
Retained Earnings	2,159,389	2,195,629
	3,148,967	3,179,348

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,341,049	$ 3,477,208

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF INCOME (LOSS) (as prepared by Management) (Unaudited)
Three Months Ended	Mar. 31, 2008	Mar. 31, 2007

SALES	$ 580,137	$ 674,557

COST OF SALES	253,006	279,456
Gross Profit	327,131	395,101

OPERATING EXPENSES
Finance/Administration	101,764	91,320
Research & Development	127,836	112,416
Marketing	126,047	104,789
Customer Service	36,819	20,679
Total Operating Expense	392,466	329,204
OPERATING INCOME (LOSS)	(65,335)	65,897

Other Income (expenses)
Interest Income	18,695	18,572
Uncollectible Accounts Recovered	--	--
Realized Loss on Marketable Securities	--	--
Management Fee, Marketable Securities	--	--
Net Other Income (expense)	18,695	18,572

NET INCOME (LOSS) BEFORE TAX	(46,640)	84,469
Provision For Income Tax	10,400	(17,900)
NET INCOME (LOSS)	$ (36,240)	$ 66,569

Basic Earnings (Loss) Per Share Before Tax	$ (0.01)	$ 0.02
Basic Earnings (Loss) Per Share After Tax	$ (0.01)	$ 0.01

Diluted Earnings (Loss) Per Share Before Tax	$ (0.01)	$ 0.02
Diluted Earnings (Loss) Per Share After Tax	$ (0.01)	$ 0.01

 See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENT OF CASH FLOWS (as prepared by Management) (Unaudited)
Three Months Ended	Mar. 31, 2008	Mar. 31, 2007

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ (36,240)	$ 66,569
Noncash items included in income:
Depreciation	12,164	12,558
Prepaid Federal Income Taxes	(4,200)	--
Accrued Interest	1,889	(4,589)
Deferred Income Tax	(6,200)	(2,700)
Share Based Compensation	1,960	1,025

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	15,014	138,021
Certificates of Deposit Redeemed (Purchased)	(90,000)	(180,000)
Inventory	(72,949)	(8,499)
Prepaid Software and Network Services	--	4,784
Prepaid Expenses	6,193	(1,886)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(78,525)	(15,698)
Refundable Deposits	(11,949)	6,650
Accrued Federal Income Taxes	(12,304)	(137,400)
	(275,147)	(121,165)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	(3,498)	(14,477)
	(3,498)	(14,477)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Stock option exercise	3,900	--
	3,900	--

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(274,745)	(135,642)
Cash and Equivalents At Beginning Of Period	1,479,985	1,487,848
Cash and Equivalents At Ending of Period	$ 1,205,240	$ 1,352,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	0	0
Federal Income Taxes	$ 12,304	$ 158,000

Cash and Equivalents:
Cash	$ 41,741	$ 62,883
Money Market Accounts	1,163,499	1,289,323
	$ 1,205,240	$ 1,352,206

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2008 and March 31, 2007. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2007 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 2008 and March 31, 2007 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	March 31 2008	December 31 2007
Parts	$232,895	$250,701
Work in progress	199,893	108,101
Finished goods	238,362	239,399
	$671,150	$598,201

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic and diluted loss per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding equivalent shares from possible stock option exercises, the effect of which would be anti-dilutive. The primary weighted average number of common shares outstanding used for calculation of basic and diluted loss per share was 5,155,645 for the quarter ended March 31, 2008. The primary weighted average number of common shares outstanding was 5,153,667 for the quarter ended March 31, 2007.

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

As of March 31, 2008, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 22, 2008, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 22, 2008 totaled 200,000 shares under option and have an exercise price of $0.81 per share.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2008	2007	2006	2005 (proforma)
Dividend yield	2.35%	1.43%	1.43%	1.25%
Expected volatility	75%	39%	49%	63%
Risk-free interest rate	2.24%	4.40%	4.67%	3.65%
Expected term (in years)	3	3	3	3
Estimated Fair Value per Option Granted	$0.39	$0.21	$0.25	$0.34

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2008 through 2005 was 10%.

A summary of option activity during the quarter ended March 31, 2008 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2008	555,000	$0.71
Granted	200,000	0.81
Exercised	(5,000)	0.78
Canceled	(175,000)	0.78
Outstanding at March 31, 2008	575,000	0.72

For the first quarter of 2008, compensation expense charged against income for stock options was $1,960 ($1,294 after tax).  No non-vested share-based compensation arrangements existed as of March 31, 2008.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2008, services in the amount of $32,236 were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.

NOTE 6 - SEGMENT REPORTING

Segment information is prepared on the same basis that the Company's management reviews financial information for operational decision making purposes.  The Company has two reportable segments, domestic and foreign, based on the geographic location of the customers.  Both segments sell radio modem products, related accessories for radio modem products for industrial automation projects, and mobile data computer products.  The foreign segment sells the Company's products and services outside the United States.

During the quarter March 31, 2008, Domestic customers represented approximately 73% of total net revenues.  Foreign customers represented 27% of total net revenues.  During the quarter ended March 31, 2008 no sales to a single customer comprised 10% or more of the Company's product sales.  Revenues from foreign countries consisted primarily of revenues from Canada, Mexico and Australia.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the first quarter of 2007 and 2008 is as follows:
	Domestic	Foreign	Unallocated Corporate	Total
Quarter ended March 31, 2008
Total net revenues	$436,307	$162,525	$ -	$598,832
Earnings (loss) before tax	(12,320)	67,444	(101,764)	(46,640)
Identifiable assets	205,058	60,992	3,074,999	3,341,049
Net capital expenditures	3,498	-	-	3,498

Quarter ended March 31, 2007
Total net revenues	$527,113	$166,016	$ -	$693,129
Earnings (loss) before tax	109,511	66,278	(91,320)	84,469
Identifiable assets	199,917	62,715	2,979,065	3,241,697
Net capital expenditures	14,477	-	-	14,477

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2008.  The following statements may be forward looking in nature and actual results may differ materially.

A.

RESULTS OF OPERATIONS

REVENUES: Total revenues from the sales increased to $580,137 for the first quarter of 2008 as compared to $674,557 in the first quarter of 2007, reflecting a decrease of 14%.  Gross revenues decreased to $598,832 for the quarter ending March 31, 2008, from $693,129 for the same quarter of 2007.  Management believes the decrease in sales revenues is due to a general economic downturn in the United States that has lead to delays in funding of industrial automation projects using the Company’s products. Management believes that this general economic downturn may continue to affect the Company’s domestic sales revenue during 2008.

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

A percentage breakdown of EST's market segments of Domestic and Foreign Export sales, for the first quarter of 2008 and 2007 are as follows:

For the first quarter of	2008	2007
Domestic Sales	73%	76%
Export Sales	27%	24%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represented 73% of the Company’s total net revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic revenues decreased to $436,307 for the quarter ended March 31, 2008, compared to $527,113 for the quarter ended March 31, 2007, reflecting a decrease of 17%. Management believes the decrease in domestic sales revenues is due to a general economic downturn in the United States that has lead to delays in funding of industrial automation projects using the Company’s products. Management believes that this general economic downturn may continue to affect the Company’s domestic sales revenue during 2008.

The Company’s domestic sales were augmented by sales of the Company’s products for Mobile Data Computers Systems (MDCS) to public entities, which accounted for 10% of the Company’s domestic sales during the first quarter of 2008. Management believes MDCS sales were weaker than expected during the first quarter of 2008 due to reduced funding for projects involving the Company’s products and the extended procurement cycle for public safety entities.  Management believes that MDCS sales are difficult to predict and cannot be assured due to public safety entity purchases being linked to uncertain government funding.  During the quarter ended March 31, 2008 no sales to a single customer comprised 10% or more of the Company's product sales.

Domestic segment operating loss was $12,320 for the quarter ended March 31, 2008 as compared with a segment operating income of $109,511 for the same quarter of 2007, due to decreased sales revenues and increased operating expenses for the segment during the first quarter of 2008.

Foreign Revenues

The Company’s foreign operating segment represented 27% of the Company’s total net revenues for the quarter ended March 31, 2008.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended March 31, 2008, the Company had $162,525 in foreign export sales, or 27% of total net revenues of the Company for the quarter, compared with foreign export sales of $166,016 or 24% of net revenues for the same quarter of 2007.  The majority of foreign export sales revenues during the first quarter of 2008 was  used in industrial automation projects in Canada, Mexico and Australia.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended March 31, 2008.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment increased to $67,444 for the quarter ended March 31, 2008 as compared with $66,278 for the same period of 2007 due to comparative differences in profit margin of the products sold during the respective periods.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, include salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during the quarter ended March 31, 2008 to $101,764 as compared with $91,320 for the same quarter of 2007, due to increased professional services, general equipment maintenance and department related wages.  Unallocated corporate expenses represented expense to total net revenues percentages of 17% and 13% for the first quarter of 2008 and 2007, respectively.

BACKLOG:

As of March 31, 2008, the Company had a sales order backlog of $62,000.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages of gross sales for the first quarters of 2008 and 2007 were 44% and 41% of gross sales respectively. The cost of sales increase for the first quarter of 2008 is the result of the product mix of items sold during the quarter having decreased profit margins when compared with the product mix sold during the same quarter of 2007.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2008 increased $63,262 from first quarter of 2007 levels.  The following is a delineation of operating expenses:

	March 31 2008	March 31 2007	Increase (Decrease)
Finance/Administration	$ 101,764	$ 91,320	$ 10,444
Research/Development	127,836	112,416	15,420
Marketing	126,047	104,789	21,258
Customer Service	36,819	20,679	16,140
Total Operating Expenses	$ 392,466	$ 329,204	$ 63,262

Finance and Administration:  For the first quarter of 2008 Finance and Administration expenses increased to $101,764, when compared with the first quarter of 2007, due to increased professional service expenses during the first quarter of 2008.

Research and Development:  Research and Development expenses increased $15,420 to $127,836, during the first quarter of 2008, due to increased subcontracted engineering expertise and research and development related supplies, when compared with the same quarter of 2007.

Marketing: During the first quarter of 2008, marketing expenses increased to $126,047 when compared with the same period of 2007, due to increased department related wages, advertising and supplies.

Customer Service: Customer service expenses increased $16,140, to $36,819 during the first quarter of 2008, due to a decreased amount of department expenses being billed to customers for services, when compared with the same quarter of 2007.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $18,695 in interest and dividend income during the quarter ending March 31, 2008.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $36,240 for the first quarter of 2008 compared to a net income of $66,569 for the same quarter of 2007.  The Company’s net loss is the result of decreased sales revenues during the first quarter of 2008, when compared with the first quarter of 2007.

B.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2008 was 21.7:1 compared to 13.2:1 at December 31, 2007.  The increase in current ratio is due to reduction of the Company’s federal income tax payable and accounts payable amounts during the first quarter of 2008, when compared with amounts at December 31, 2007.

For the quarter ending March 31, 2008, the Company had cash and cash equivalents of $1,205,240 as compared to cash and cash equivalent holdings of $1,479,985 at December 31, 2007. Certificates of Deposit increased to $990,000 as of March 31, 2008, from $900,000 as of December 31, 2007.

Accounts receivable decreased to $266,050 as of March 31, 2008, from December 31, 2007 levels of $281,064, due to sales and collection cycle timing differences during the first quarter of 2008 when compared with the fourth quarter of 2007.  Inventory increased to $671,150 at March 31, 2008, from December 31, 2007 levels of $598,201 due primarily to lower than expected domestic sales revenues during the first quarter of 2008.  The Company's fixed assets, net of depreciation, decreased to $138,774 as of March 31, 2008 from December 31, 2007 levels of $147,441, due to capital expenditures for fixed assets of $3,498, offset by depreciation during the first quarter of 2008 of $12,164.  Capital expenditures during the quarter were primarily for the purchase of production related test equipment.  Management believes additional capital expenditures may be necessary during 2008 to support the production and sale of the Company’s products.

Prepaid expenses decreased to $15,303 as of March 31, 2008 as compared with $21,496 for December 31, 2007 due to timing differences for prepaid tradeshow expenses.  As of January 1, 2005, the Company entered into a 39-month agreement with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The prepaid Netsuite Inc. services as of March 31, 2008 are reflected in “prepaid expenses” on the Company’s balance sheet in the amount of $1,149.

As of March 31, 2008, trade accounts payable balance was $91,435 as compared with $134,129 at December 31, 2007, and reflects amounts owed for purchases of inventory items and contracted services.  Federal income taxes payable decreased from $12,304 at December 31, 2007 to a prepaid federal tax asset of $4,200 at March 31, 2008 as the result of payment of the Company’s federal income tax liability and potential tax credit from the Company’s net loss as of the end of the first quarter of 2008.  Accrued liabilities as of March 31, 2008 were $54,647, compared with $90,478 at December 31, 2007, and reflect items such as payroll and state tax liabilities, as well as accrued vacation benefits.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2008 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There is no established market for trading the Common Stock of the Company. The market for the Company’s common stock is limited, and as such shareholders may have difficulty reselling their shares when desired or at attractive market prices.  The Common Stock is not regularly quoted in the automated quotation system of a registered securities system or association.  The Common Stock of the Company is traded on the “over-the-counter” market maintained by the Financial Regulatory Authority (“FINRA”) and is listed on the OTC electronic bulletin board under the symbol of "ELST".  The Company’s common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

Item 4.  Controls and Procedures.

As a small, non-accelerated filer company, information required by Item 307 of Regulation S-K is not applicable to Electronic Systems Technology, Inc.

Item 4T.  Controls and Procedures.

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

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2008.  The material weakness is as follows:

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

Except as noted above, there have been no changes during the quarter ended March 31, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 5.  Other Information

The Company filed a Form 8-K dated February 22, 2008 regarding issuance of stock options pursuant to the Company’s stock option award program, which is incorporated herein by reference.

Item 6.  Exhibits

31.1

CEO Certification

31.2

CFO Certification

32.1

CEO Section 906 Certification

32.2

CFO Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T. L. KIRCHNER
Date: May 12, 2008	Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

By: /s/ JON CORREIO
Date: May 12, 2008	Name: Jon Correio
Title: Director/Secretary/Treasurer
(Principal Financial Officer)