Form 10-Q
period 2008-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2008-08-13
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2008, the number of the Company's shares of par value ($0.001) common stock outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Six Months Ended	June 30, 2008	June 30, 2007
Sales	$ 1,061,047	$ 1,348,536
Other Revenues	35,220	39,376
Gross Profit	588,074	792,582

Net Income (Loss) Before Taxes	$ (158,917)	$ 152,304
Net Income (Loss) After Taxes	(133,517)	122,304

Earnings (Loss) Per Share Before Taxes
Basic	$ (0.03)	$ 0.03
Diluted	(0.03)	0.03

Earnings (Loss) Per Share After Taxes
Basic	$ (0.03)	$ 0.02
Diluted	(0.03)	0.02

Weighted Average Shares Outstanding (Basic)
Primary	5,157,156	5,153,667
Diluted	5,199,551	5,209,121

Total Assets	$ 3,251,230	$ 3,268,647

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,950,476	$ 2,980,279

Shareholders' Equity Per Share	$ 0.57	$ 0.58

Working Capital	$ 2,817,271	$ 2,855,263

Current Ratio	12:1	13:1

Equity To Total Assets	91%	91%

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (as prepared by Management) (Unaudited)

	June 30, 2008	Dec. 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 1,340,400	$ 1,479,985
Short Term Certificates of Deposit Investments	710,000	900,000
Accounts Receivable, net of allowance for uncollectibles	168,283	281,064
Inventory	749,928	598,201
Accrued Interest	7,771	15,081
Prepaid Federal Income Taxes	48,300	--
Prepaid Expenses	49,043	21,496
Total Current Assets	3,073,725	3,295,827

PROPERTY & EQUIPMENT net of depreciation	133,565	147,441

OTHER ASSETS	340	340
DEFERRED INCOME TAX BENEFIT	43,600	33,600
TOTAL ASSETS	$ 3,251,230	$ 3,477,208

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 94,969	$ 134,129
Refundable Deposits	7,555	11,949
Federal Income Taxes Payable	--	12,304
Accrued Liabilities	50,757	$90,478
Distributions Payable	103,173	--
Total Current Liabilities	256,454	248,860

DEFERRED INCOME TAX LIABILITY	44,300	49,000

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,158,667 Shares Issued and Outstanding for June 30, 2008 5,153,667 Shares Issued and Outstanding for June 30, 2007	5,159	5,154
Additional Paid-in Capital	986,380	978,565
Retained Earnings	1,958,937	2,195,629
	2,950,476	3,179,348
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,251,230	$ 3,477,208

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (as prepared by Management) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

SALES	$ 480,910	$ 673,979	$ 1,061,047	$ 1,348,536
COST OF SALES	219,967	276,498	472,973	555,954
Gross Profit	260,943	397,481	588,074	792,582

OPERATING EXPENSES
Finance/Administration	70,075	67,371	171,839	158,691
Research & Development	132,171	124,774	260,008	237,191
Marketing	149,912	128,820	275,959	233,609
Customer Service	37,586	29,485	74,405	50,163
Total Operating Expenses	389,744	350,450	782,211	679,654
OPERATING INCOME (LOSS)	(128,801)	47,031	(194,137)	112,928

Other Income (expenses)
Interest/Investment Income	15,999	19,865	34,695	38,437
Uncollectible amount recovered	525	939	525	939
Net Other Income (Expense)	16,524	20,804	35,220	39,376

NET INCOME (LOSS) BEFORE TAX	(112,277)	67,835	(158,917)	152,304
Provision For Income Tax	15,000	(12,100)	25,400	(30,000)

NET INCOME (LOSS)	$ (97,277)	$ 55,735	$ (133,517)	$ 122,304

Basic Earnings (Loss) Per Share Before Tax	$ (0.02)	$ 0.01	$ (0.03)	$ 0.03
Basic Earnings (Loss) Per Share After Tax	$ (0.02)	$ 0.01	$ (0.03)	$ 0.02

Diluted Earnings (Loss) Per Share Before Tax	$ (0.02)	$ 0.01	$ (0.03)	$ 0.03
Diluted Earnings (Loss) Per Share After Tax	$ (0.02)	$ 0.01	$ (0.03)	$ 0.02

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (as prepared by Management) (Unaudited)
	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ (133,517)	$ 122,304
Noncash items included in income:
Depreciation	24,727	25,364
Prepaid Federal Income Taxes	(48,300)	--
Accrued Interest	7,310	(5,003)
Deferred Income Tax	(14,700)	(5,800)
Share Based Compensation	3,920	2,048

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	112,781	131,077
Inventory	(151,727)	(6,676)
Prepaid Expenses	(27,547)	3,945

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(78,881)	(51,061)
Refundable Deposits	(4,394)	805
Accrued Federal Income Taxes	(12,304)	(122,200)
	(322,632)	94,803
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of Deposit Redeemed (Purchased)	190,000	(240,000)
Additions To Property And Equipment	(10,853)	(15,885)
	179,147	(255,885)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Stock Option Exercise	3,900	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(139,585)	(161,082)
Cash And Cash Equivalents At Beginning Of Period	1,479,985	1,487,848
Cash And Cash Equivalents At Ending of Period	$ 1,340,400	$ 1,326,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 49,904	$ 158,000

Cash allocated for Cash Distribution	$ 103,173	$ 103,073

Cash And Cash Equivalents:
Cash	$ 23,815	$ 38,822
Money Market Accounts	$ 1,316,585	$ 1,287,944
	$ 1,340,400	$ 1,326,766

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the “Company”), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six months ended June 30, 2008 and June 30, 2007. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission.  In the opinion of Management the financial statements reflect all adjustments that are necessary for a fair statement of results for the periods presented and all adjustments were of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2007 as filed with Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2008 and June 30, 2007, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	June 30 2008	December 31 2007
Parts	$ 312,806	$ 250,701
Work in progress	167,802	108,101
Finished goods	269,320	239,399
	$ 749,928	$ 598,201

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic and diluted loss per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding equivalent shares from possible stock option exercises, the effect of which would be anti-dilutive. The primary weighted average number of common shares outstanding was 5,157,156 and 5,153,667 for the six month periods ended June 30, 2008 and June 30, 2007, respectively.

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

As of June 30, 2008, the Company had stock options outstanding, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with Company.  On February 22, 2008, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 22, 2008 totaled 200,000 shares under option and have an exercise price of $0.81 per share.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2008	2007	2006
Dividend yield	2.35%	1.43%	1.43%
Expected volatility	75%	39%	49%
Risk-free interest rate	2.24%	4.40%	4.67%
Expected term (in years)	3	3	3
Estimated Fair Value per Option Granted	$0.39	$0.21	$0.25

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2008 through 2006 was 10%.

A summary of option activity during the six months ended June 30, 2008 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2008	555,000	$0.71
Granted	200,000	0.81
Exercised	(5,000)	0.78
Canceled	(180,000)	0.78
Outstanding at June 30, 2008	570,000	0.72

For the second quarter of 2008, compensation expense charged against income for stock options was $1,960 ($1,294 after tax).  No non-vested share-based compensation arrangements existed as of June 30, 2008.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the six-month period ended June 30, 2008, services in the amount of $70,531 were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.

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

During the quarter ended June 30, 2008, Domestic customers represented approximately 66% of total net revenues.  Foreign customers represented approximately 34% of total net revenues.  No sales to a single customer comprised 10% or more of the Company's product sales.  Revenues from foreign countries consist primarily of revenues from Canada and South American countries including Mexico.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the second quarter of 2008 and 2007 is as follows:

	Domestic	Foreign	Unallocated Corporate	Total
Three months ended June 30, 2008
Total sales	$ 315,484	$ 165,426	$ -	$ 480,910
Total other income	16,524	-	-	16,524
Earnings (loss) before tax	(83,517)	41,315	(70,075)	(112,277)
Depreciation/amortization	11,876	-	687	12,563
Identifiable assets	871,262	46,949	2,333,020	3,251,231
Net capital expenditures	7,356	-	-	7,356

Three months ended June 30, 2007
Total sales	$ 501,912	$ 172,067	$ -	$ 673,979
Total other income	20,804	-	-	20,804
Earnings (loss) before tax	72,265	62,941	(67,371)	67,835
Depreciation/amortization	12,226	-	580	12,806
Identifiable assets	821,092	38,387	2,409,168	3,268,647
Net capital expenditures	600	-	808	1,408

Six months ended June 30, 2008
Total sales	$ 733,624	$ 327,423	$ -	$ 1,061,047
Total other income	35,220	-	-	35,220
Earnings (loss) before tax	(77,059)	89,981	(171,839)	(158,917)
Depreciation/amortization	23,387	-	1,340	24,727
Identifiable assets	871,262	46,949	2,333,020	3,251,231
Net capital expenditures	7,356	-	3,497	10,853

Six Months ended June 30, 2007
Total sales	$ 1,010,453	$ 338,083	$ -	$ 1,348,536
Total other income	39,376	-	-	39,376
Earnings (loss) before tax	178,925	132,071	(158,692)	152,304
Depreciation/amortization	24,221	-	1,143	25,364
Identifiable assets	821,092	38,387	2,409,168	3,268,647
Net capital expenditures	15,077	-	808	15,885

NOTE 7 - CASH DISTRIBUTION

On June 6, 2008, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 23, 2008, of $0.02 per share of common stock, with a payable date of July 18, 2008.  The payment of the cash distribution was completed by July 18, 2008.  For the quarter ended June 30, 2008, the Company recognized a current liability in the amount of $103,173, reflecting the total dollar value of the cash distribution.  The Company’s Form 8-K dated June 6, 2008, as filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2008.  The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services decreased to $480,910 for the second quarter of 2008, compared to $673,979 for the second quarter of 2007.  Gross revenues decreased to $497,434 for the quarter ended June 30, 2008, from $694,783 for the same quarter of 2007.  Year to date sales decreased to $1,061,047 as of June 30, 2008 as compared to $1,348,536 as of June 30, 2007. Year to date gross revenues decreased to $1,096,267 as of June 30, 2008 compared to $1,387,912 as of June 30, 2007.  Management believes the decrease in sales revenues is due to a continued general economic downturn in the United States that has led to delays in private sector funding of industrial automation projects using the Company’s products. Management believes that this general economic downturn will continue to negatively affect the Company’s domestic sales revenue during 2008.

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

A percentage breakdown of EST's Domestic and Export Sales, for the second quarter of 2008 and 2007 are as follows:

	For the second quarter of
	2008	2007
Domestic Sales	66%	74%
Export Sales	34%	26%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended June 30, 2008, the Company’s domestic operations represented 66% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $315,484 for the quarter ended June 30, 2008, compared to $501,912 for the quarter ended June 30, 2007.  Management believes the decrease in domestic sales revenues is due to a continued general economic downturn in the United States that has led to delays in private sector funding of industrial automation projects using the Company’s products. Management believes that this general economic downturn will continue to affect the Company’s domestic sales revenue during 2008.

The Company’s domestic sales were augmented by sales of the Company’s products for MDCS projects to public entities, which accounted for 8% of the Company’s domestic sales during the second quarter of 2008.  Management believes MDCS sales were weaker than expected during the first half of 2008 due to reduced government funding for projects involving the Company’s products and the extended procurement cycle for public safety entities.  Management believes that MDCS sales are difficult to predict and cannot be assured due to public safety entity purchases being linked to uncertain government funding.  During the quarter ended June 30, 2008 no sales to a single customer comprised 10% or more of the Company's domestic product sales.

Domestic segment operating loss was $83,517 for the quarter ended June 30, 2008 as compared with a segment operating income of $72,265 for the same quarter of 2007, due to decreased sales revenues and increased operating expenses for the segment during the second quarter of 2008.

For the six-month period ended June 30, 2008, the Company’s domestic operations represented 69% of the Company’s total sales revenues.  Year to date domestic sales revenues decreased to $733,624 as of June 30, 2008 compared to $1,010,453 for the same period of 2007. Management believes the decrease in sales revenues is due to a continued general economic downturn in the United States that has led to delays in private sector funding of industrial automation projects using the Company’s products. Management believes that this general economic downturn will continue to negatively affect the Company’s domestic sales revenue during 2008.  The Company’s year to date domestic sales were augmented by sales of the Company’s products for MDCS to public entities, which accounted for 8% of the Company’s domestic sales during the first six months of 2008.

Year to date domestic segment operating loss was $77,059 for the period ended June 30, 2008 as compared with a segment operating income of $178,925 for the same period of 2007, due to decreased sales revenues and increased operating expenses when compared with the same period of 2007.

Foreign Revenues

The Company’s foreign operating segment represented 34% of the Company’s total net revenues for the quarter ended June 30, 2008.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended June 30, 2008, the Company had $165,426 in foreign export sales, amounting to 34% of total net revenues of the Company for the quarter, compared with foreign export sales of $172,067 for the same quarter of 2007. The slight decrease is the result in sales timing differences when compared with the same period of 2007, which included strong sales revenues for projects in Colombia, India and Peru.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 2008.  Products purchased by foreign customers were used primarily in industrial automation applications.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment decreased to $41,315 for the quarter ended June 30, 2008 as compared with a net operating income of $62,941 for the same period of 2007, due to slightly decreased sales revenues; decreased profit margin for products sold, and increased expenses during the quarter ended June 30, 2008.

For the six-month period ended June 30, 2008, the Company had $327,423 in foreign export sales, amounting to 31% of total net revenues of the Company for the period, compared with foreign export sales of $338,083 for the same period of 2007. The slight decrease is the result in sales timing differences when compared with the same period of 2007, which included strong sales revenues for projects in Canada, Colombia, Mexico and India.  Products purchased by foreign customers were used primarily in industrial automation applications.

Year to date foreign segment operating income decreased to $89,981 for the period ended June 30, 2008 as compared with a segment operating income of $132,071 for the same period of 2007, due to due to slightly decreased sales revenues; decreased profit margin for products sold, and increased expenses during the first half of 2008.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during the quarter ended June 30, 2008 to $70,075 as compared with $67,371 for the same quarter of 2007, and represented expense to total net revenues percentages of 14% and 10% for the first quarters of 2008 and 2007, respectively.

Year to date unallocated corporate expenses increased for the period ended June 30, 2008 to $171,839 as compared with $158,692 for the same period of 2007, due primarily to increased professional service expenses related to regulatory compliance, and represented expense to total net revenues percentages of 16% and 11% for the first six months of 2008 and 2007, respectively.

BACKLOG:

The Corporation had an order backlog of $40,900 as of June 30, 2008.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarter of 2008 and 2007 was 46% and 41%, respectively. The cost of sales increase for the second quarter of 2008 is the result the product mix for items sold during the quarter having a less favorable profit margin when compared with the same period of 2007.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2008 increased $39,294 from the second quarter of 2007.  The following is an outline of operating expenses:

For the quarter ended:	June 30, 2008	June 30, 2007	Increase (Decrease)
Finance/Administration	$ 70,075	$ 67,371	$ 2,704
Research/Development	132,171	124,774	7,397
Marketing	149,912	128,820	21,092
Customer Service	37,586	29,485	8,101
Total Operating Expenses	$ 389,744	$ 350,450	$ 39,294

FINANCE AND ADMINISTRATION:

During the second quarter of 2008, Finance and Administration expenses increased to $70,075 from the same quarter of 2007. Finance and Administration expenses relate to functions, such as accounting, corporate management and administration that support the Company’s activities.

RESEARCH AND DEVELOPMENT:

Research and Development expenses increased $7,397 during the second quarter of 2008, when compared with the same period in 2007.  The increase is due to increased subcontracted engineering expertise when compared with the same quarter of 2007.

MARKETING:

During the second quarter of 2008, marketing expenses increased $21,092 from the same period in 2007.  The increase is due to timing differences in tradeshow and travel expenses incurred by the Company when compared with the same period of 2007.

CUSTOMER SERVICE:

Customer service expenses increased $8,101 during the second quarter of 2008, when compared with the same quarter of 2007. The increase is due to a decreased amount of department expenses being billed directly to customers compared with the same quarter of 2007.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $15,999 in interest and dividend income during the quarter ended June 30, 2008.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $97,277 for the second quarter of 2008, compared to a net income of $55,735 for the same quarter of 2007.  The decrease in profitability for the quarter ended June 30, 2008 is attributable to decreased sales revenues and increased operating expenses when compared with the same quarter of 2007.   For the six-month period ended June 30, 2008, the Company

recorded a net loss of $133,517 compared with net income of $122,304 for the same period of 2007, the result of decreased sales revenues and increased operating costs when compared with the same period of 2007.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2008 was 12:1 compared to 13:1 at December 31, 2007.  For the quarter ending June 30, 2008, the Company had cash and cash equivalents of $1,340,400, compared to cash and cash equivalent holdings of $1,479,985 at December 31, 2007.  The Company had certificates of deposit investments in the amount of $710,000 as of June 30, 2008 as compared to $900,000 as of December 31, 2007.

Accounts receivable decreased to $168,283 as of June 30, 2008, from December 31, 2007 levels of $281,064, due to decreased sales during the second quarter of 2008, when compared with year end 2007.  Inventory increased to $749,928 at June 30, 2008, from December 31, 2007 levels of $598,201, due to decreased product shipments for sales during the first six months of 2008.  The Company's fixed assets, net of depreciation, decreased to $133,565 as of June 30, 2008, from December 31, 2007 levels of $147,441, due to depreciation of $24,727, and was offset by capital expenditures of $10,853 for fixed assets.  The Company’s capital expenditures for fixed assets were primarily for computer network upgrades.  Management foresees additional capital expenditures may be necessary in 2008 to support the production and sale of the Company’s products.

Since January 1, 2005, the Company has contracted with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The prepaid Netsuite Inc. services as of June 30, 2008 are reflected in “prepaid expenses” on the Company’s balance sheet in the amount of $29,536.

As of June 30, 2008, the Company’s trade accounts payable balance was $94,969 as compared with $134,129 at December 31, 2007, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities as of June 30, 2008 were $50,757, compared with $90,478 at December 31, 2007, and reflect items such as accrued vacation benefits.  The Company announced a cash distribution, which was completed July 18, 2008, in the amount of $103,173, which has been recognized as a liability as of June 30, 2008.  Federal income taxes payable decreased from $12,304 at December 31, 2007 to a prepaid federal tax asset of $48,300 at June 30, 2008 as the result of payment of the Company’s federal income tax liability and potential tax credit from the Company’s net loss as of June 30, 2008.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2008 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2008.

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

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of June 30, 2008.  The material weakness is as follows:

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

Except as noted above, there have been no changes during the quarter ended June 30, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to the Securities Holders

At the Company's Annual Stockholder Meeting on June 6, 2008, in Kennewick, Washington the following items were voted on by the stockholders with the following outcomes:

Item #1 Election of Directors:

Tom L. Kirchner
Votes for: 4,349,494	Withheld: 168,296

Michael S. Brown
Votes for: 4,455,994	Withheld: 61,796

Item #2 Ratification of Moe O’Shaughnessy & Associates, P.S. as independent auditors and tax service provider for the Corporation for the fiscal year ending December 31, 2008.

Votes for: 4,269,631	Votes against: 221,262	Abstaining: 26,897

Item 5. Other Information

Instruments defining the Rights of Security Holders including indentures.

Form 8K dated February 22, 2008 is incorporated herein by reference

Item 6.  Exhibits

11.	Statement Re: computation of per share earnings, see Note 3 to Financial Statements

31.1	CEO Certification

31.2	CFO Certification

32.1	CEO Section 906 Certification

32.2	CFO Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: August 12, 2008	/s/ T. L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President (Principal Executive Officer)

Date: August 12, 2008	/s/ JON CORREIO
Name: Jon Correio
Title: Director/Secretary/Treasurer (Principal Financial Officer)