Form 10-Q
period 2008-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2008-11-13
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

              N/A

(Former name, former address & former fiscal year, if changed since last report

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2008, the number of the Company's shares of par value ($0.001) common stock outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Nine Months Ended	September 30, 2008	September 30, 2007
Sales	$ 1,667,605	$ 2,031,481
Other Revenues	48,515	60,884
Gross Profit	946,608	1,215,623

Net Income (Loss) Before Taxes	(125,554)	249,842
Net Income (Loss) After Taxes	(108,068)	165,142

Earnings (Loss) Per Share Before Taxes
Basic	$ (0.02)	$ 0.05
Diluted	(0.02)	0.05

Earnings (Loss) Per Share After Taxes
Basic	$ (0.02)	$ 0.03
Diluted	(0.02)	0.03

Weighted Average Shares Outstanding
Primary	5,157,660	5,153,667
Diluted	5,185,923	5,237,537

Total Assets	$ 3,198,767	$ 3,286,108

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,977,886	$ 3,024,143

Shareholders' Equity Per Share	$ 0.58	$ 0.59

Working Capital	$ 2,857,346	$ 2,901,404

Current Ratio	16.9:1	14.5:1

Equity To Total Assets	93%	92%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

BALANCE SHEETS

 (as prepared by Management)

 (Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 1,119,069	$1,479,985
Short Term Certificates of Deposit Investments	940,000	900,000
Accounts Receivable, Net of Allowance for Uncollectibles	143,815	281,064
Inventory	728,166	598,201
Accrued Interest	11,872	15,081
Prepaid Federal Income Taxes	43,000	--
Prepaid Expenses	51,405	21,496
Total Current Assets	3,037,327	3,295,827

PROPERTY & EQUIPMENT, Net of Depreciation	123,400	147,441

OTHER ASSETS	340	340
Deferred Income Tax Benefit	37,700	33,600
TOTAL ASSETS	$ 3,198,767	$ 3,477,208

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 72,934	$ 134,129
Refundable Deposits	64,161	11,949
Accrued Liabilities	42,886	90,478
Federal Income Taxes Payable	--	12,304
Total Current Liabilities	179,981	248,860

Deferred Income Tax Liability	40,900	49,000

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,158,667 and 5,153,667 Shares Issued And Outstanding, respectively	5,159	5,154
Additional Paid-in Capital	988,340	978,565
Retained Earnings	1,984,387	2,195,629
	2,977,886	3,179,348

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,198,767	$ 3,477,208

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(as prepared by Management)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

SALES	$ 606,559	$ 682,945	$ 1,667,605	$ 2,031,481
COST OF SALES	248,024	259,904	720,997	815,858
Gross Profit	358,535	423,041	946,608	1,215,623

OPERATING EXPENSES
Finance/Administration	58,146	56,295	229,985	214,987
Research & Development	126,818	131,899	386,826	369,089
Marketing	122,800	127,719	398,759	361,328
Customer Service	30,703	31,098	105,107	81,261
Total Operating Expense	338,467	347,011	1,120,677	1,026,665
OPERATING INCOME (LOSS)	20,068	76,030	(174,069)	188,958

Other Income (Expenses)
Interest/Investment Income	13,295	21,304	47,990	59,740
Uncollectible Amounts Recovered	--	204	525	1,144
Net Other Income (Expense)	13,295	21,508	48,515	60,884

INCOME (LOSS) BEFORE TAX	33,363	97,538	(125,554)	249,842
Provision For Income Tax	(7,914)	(54,700)	17,486	(84,700)

NET INCOME (LOSS)	$ 25,449	$ 42,838	$(108,068)	$ 165,142

Basic Earnings (Loss) Per Share Before Tax	$ 0.01	$ 0.02	($ 0.02)	$ 0.05
Basic Earnings (Loss) Per Share After Tax	$ 0.01	$ 0.01	($ 0.02)	$ 0.03

Diluted Earnings (Loss) Per Share Before Tax	$ 0.01	$ 0.02	($ 0.02)	$ 0.05
Diluted Earnings (Loss) Per Share After Tax	$ 0.01	$ 0.01	($ 0.02)	$ 0.03

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(as prepared by Management)

(Unaudited)

Nine Months Ended	September 30, 2008	September 30, 2007
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$(108,068)	$165,142
Noncash items included in income:
Depreciation	37,390	38,961
Prepaid Federal Income Taxes	(43,000)	--
Deferred Income Tax	(12,200)	(3,900)
Accrued Interest	3,209	(11,505)
Shared Based Compensation	5,880	3,074

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	137,249	193,585
Inventory	(129,965)	(14,629)
Prepaid Expenses	(29,909)	(1,227)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(108,787)	(58,816)
Refundable Deposits	52,212	32,529
Accrued Federal Income Taxes	(12,304)	(69,400)
	(208,293)	(273,814)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of Deposit Redeemed (Purchased)	(40,000)	(330,000)
Additions To Property And Equipment	(13,350)	(29,104)
	(53,350)	(359,104)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Stock Options Exercised	3,900	--
Cash Distribution Paid to Shareholders	(103,173)	(103,073)
	(99,273)	(103,073)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(360,916)	(188,363)
Cash And Cash Equivalents At Beginning Of Period	1,479,985	1,487,848
Cash And Cash Equivalents At Ending of Period	$ 1,119,069	$ 1,299,485

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 50,018	$ 158,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash And Cash Equivalents:
Cash	$ 57,931	$ 35,664
Money Market Accounts	1,061,138	1,263,821
	$ 1,119,069	$ 1,299,485

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the “Company”), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2008 and September 30, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2007 as filed with Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 2008 and September 30, 2007, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30 2008	December 31 2007
Parts	$253,376	$250,701
Work in progress	93,159	108,101
Finished goods	381,631	239,399
	$728,166	$598,201

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic and diluted loss per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding equivalent shares from possible stock option exercises, the effect of which would be anti-dilutive. The primary weighted average number of common shares outstanding was 5,157,660 and 5,153,667 for the nine month periods ended September 30, 2008 and September 30, 2007, respectively.

Diluted Earnings Per Share (EPS) reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The primary weighted average number of common shares outstanding for the three month period ended September 30, 2008 was 5,158,667.

For the Three Months Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS Income available to common stockholders	$25,449	5,158,667	$0.01
Diluted EPS Income available to common stockholders + assumed conversions	$25,449	5,158,667	$0.01

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

As of September 30, 2008, the Company had outstanding stock options that have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company. On February 22, 2008, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 22, 2008 totaled 200,000 shares under option and have an exercise price of $0.81 per share.  The options granted on February 22, 2008 may be exercised any time during the period from February 22, 2008 through February 21, 2011.  The Company's Form 8-K dated February 22, 2008, as filed with the Securities and Exchange Commission is included herein by reference.  All outstanding stock options must be exercised within 90 days after termination of employment.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2008	2007	2006
Dividend yield	2.35%	1.43%	1.43%
Expected volatility	75%	39%	49%
Risk-free interest rate	2.24%	4.40%	4.67%
Expected term (in years)	3	3	3
Estimated Fair Value per Option Granted	$0.39	$0.21	$0.25

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2008 through 2006 was 10%.

A summary of option activity during the nine months ended September 30, 2008 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2008	555,000	$0.71
Granted	200,000	0.81
Exercised	(5,000)	0.78
Canceled	(180,000)	0.78
Outstanding at September 30, 2008	570,000	0.72

For the third quarter of 2008, compensation expense charged against income for stock options was $1,960 ($1,294 after tax).  No non-vested share-based compensation arrangements existed as of September 30, 2008.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 2008 services in the amount of $113,782 were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.

NOTE 6 – SEGMENT REPORTING

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

During the quarter ended September 30, 2008, Domestic customers represented approximately 82% of total sales. Foreign customers represented approximately 18% of total sales.  Sales to Swantech, a domestic systems integrator for alternative energy solutions comprised 13% of the Company’s sales revenues for the quarter ended September 30, 2008. Sales to ACL Computers, a domestic systems integrator for federal technology systems comprised 11% of the Company’s sales revenues for the quarter ended September 30, 2008.   No other sales to a single customer comprised 10% or more of the Company's sales revenues for the quarter ended September 30, 2008.  Revenues from foreign countries consisted primarily of revenues from Colombia, Peru, Ecuador and Canada.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the third quarter of 2008 and 2007 is as follows:
	Domestic	Foreign	Unallocated Corporate	Total
Three months ended September 30, 2008
Total sales	$498,939	$107,620	$ -	$606,559
Total other income	13,295	-	-	13,295
Earnings (loss) before tax	49,838	41,671	(58,146)	33,363
Depreciation	11,972	-	690	12,662
Identifiable assets	829,297	17,276	2,352,194	3,198,767
Net capital expenditures	2,496	-	-	2,496

Three months ended September 30, 2007
Total sales	$523,346	$159,599	$ -	$682,945
Total other income	21,508	-	-	21,508
Earnings (loss) before tax	80,799	73,034	(56,295)	97,538
Depreciation	12,951	-	645	13,596
Identifiable assets	929,287	18,598	2,338,223	3,286,108
Net capital expenditures	11,721	-	1,498	13,219

Nine months ended September 30, 2008
Total sales	$1,232,562	$435,043	$ -	$1,667,605
Total other income	48,515	-	-	48,515
Earnings (loss) before tax	(64,348)	168,779	(229,985)	(125,554)
Depreciation	35,359	-	2,031	37,390
Identifiable assets	829,297	17,276	2,352,194	3,198,767
Net capital expenditures	9,852	-	3,498	13,350

Nine months ended September 30, 2007
Total sales	$1,533,799	$497,682	$ -	$2,031,481
Total other income	60,884	-	-	60,884
Earnings (loss) before tax	230,867	233,962	(214,987)	249,842
Depreciation	37,173	-	1,788	38,961
Identifiable assets	929,287	18,598	2,338,223	3,286,108
Net capital expenditures	26,798	-	2,306	29,104

NOTE 7 - CASH DISTRIBUTION

On June 6, 2008, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 23, 2008, of $0.02 per share of common stock, with a payable date of July 18, 2008.  The payment of the cash distribution totaling $103,073 was completed by July 18, 2008.  The Company’s Form 8-K dated June 6, 2008, as filed with the Securities and Exchange Commission is included herein by reference.

ITEM II

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the company’s unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2008.  The following statements may be forward looking in nature and actual results may differ materially.

A.

RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem systems, accessories, and services decreased to $606,559 for the third quarter of 2008 as compared to $682,945 in the third quarter of 2007.  Gross revenues decreased to $619,854 for the quarter ending September 30, 2008, from $704,453 for the third quarter of 2007. As of September 30, 2008, year to date sales decreased to $1,667,605 as compared to $2,031,481 as of September 30, 2007. Year to date gross revenues decreased to $1,716,120 as of September 30, 2008 compared to $2,092,365 as of September 30, 2007.  Management believes the decrease in sales revenues is due to a continued general economic downturn in the United States that has led to delays in private sector funding of industrial automation projects using the Company’s products. Management has stated previously and continues to believe that this general economic downturn will continue to negatively affect the Company’s domestic sales revenue during 2008 and moving forward into 2009.

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

A percentage breakdown of EST's Domestic and Export Sales, for the third quarter of 2008 and 2007 are as follows:

For the third quarter of
	2008	2007
Domestic Sales	82%	77%
Export Sales	18%	23%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended September 30, 2008, the Company’s domestic operations represented 82% of the Company’s total net revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $498,939 for the quarter ended September 30, 2008, compared to $523,346 for the quarter ended September 30, 2007.   The Company’s MDCS sales accounted for 8% of the Company’s domestic sales during the third quarter of 2008. Management believes the decrease in sales revenues is due to a continued general economic downturn in the United States that has led to delays in private sector funding of industrial automation projects using the Company’s products. Management has stated previously and continues to believe that this general economic downturn will continue to negatively affect the Company’s domestic sales revenue during 2008 and moving forward into 2009.

Sales to Swantech, a domestic system integrator for alternative energy solutions comprised 13% of the Company’s sales revenues for the quarter ended September 30, 2008. Sales to ACL Computers, a domestic system integrator for federal technology systems comprised 11% of the Company’s sales revenues for the quarter ended September 30, 2008.   No other sales to a single customer comprised 10% or more of the Company's sales revenues for the quarter ended September 30, 2008.

Domestic segment operating income decreased to $49,838 for the quarter ended September 30, 2008 as compared with a segment operating income of $80,799 for the same quarter of 2007, due to decreased sales revenues for the segment during the third quarter of 2008.

For the nine-month period ended September 30, 2008, the Company’s domestic operations represented 74% of the Company’s total net revenues.  Year to date domestic sales revenues decreased to $1,232,562 as of September 30, 2008, compared to $1,533,799 for the same period of 2007.  Management believes the decrease in sales revenues is due to a continued general economic downturn in the United States that has led to delays in private sector funding of industrial automation projects using the Company’s products. Management has stated previously and continues to believe that this general economic downturn will continue to negatively affect the Company’s domestic sales revenue during 2008 and moving forward into 2009.  The Company’s year to date MDCS to public entities which accounted for 10% of domestic sales during the first nine months of 2008 as compared with 9% of the Company’s domestic sales for the same period of 2007.

The domestic segment recorded an operating loss of $64,348 for the nine month period ended September 30, 2008 as compared with a segment operating income of $230,867 for the same period of 2007.  This decrease in profitability is due to decreased sales revenues and increased expenses for the segment when compared with the same period of 2007.

Foreign Revenues

The Company’s foreign operating segment represented 18% of the Company’s total sale for the quarter ended September 30, 2008.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended September 30, 2008, the Company had $107,620 in foreign export sales, amounting to 18% of total sales of the Company for the quarter, compared with foreign export sales of $159,599 for the same quarter of 2007.  The decrease in foreign sales revenues is the result of sales timing differences when compared with the same period of 2007, which had strong industrial automation sales revenues in Singapore, Chile and Colombia.  Revenues from foreign countries consisted primarily of revenues from Colombia, Peru, Ecuador and Canada.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended September 30, 2008.  Products purchased by foreign customers were used primarily in industrial automation applications.

Operating income for the foreign segment decreased to $41,671 for the quarter ended September 30, 2008 as compared with an operating income of $73,034 for the same period of 2007 due to the decrease in sales revenues for the segment.

For the nine-month period ended September 30, 2008, the Company had $435,043 in foreign export sales, amounting to 26% of total net revenues of the Company for the period, compared with foreign export sales of $497,682 for the same period of 2007.  The decrease in foreign sales revenues is the result of sales timing differences when compared with the same period of 2007, which had strong industrial automation sales revenues in Singapore, Chile and Colombia.  Management believes the majority of foreign export sales are the result of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Year to date foreign segment operating income decreased to $168,779 for the period ended September 30, 2008 as compared with a segment operating income of $233,962 for the same period of 2007, due to decreased year to date sales revenues and increased marketing related travel expenses for the segment when compared with the same period of 2007.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during the quarter ended September 30, 2008 to $58,146 as compared with $56,295 for the same quarter of 2007, and represented expense to total sales revenues percentage of 10% and 8% for the third quarters of 2008 and 2007, respectively.

Year to date unallocated corporate expenses increased for the period ended September 30, 2008 to $229,985 as compared with $214,987 for the same period of 2007, and represented expense to total sales revenues percentages of 14% and 11% for the first nine months of 2008 and 2007, respectively.

BACKLOG:

The Company had a backlog of $46,700 at September 30, 2008.  Customers generally place orders on an “as needed basis”.  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 2008 and 2007 were 40% and 38%, respectively. The cost of sales increase for the third quarter of 2008 is the result the product mix for items sold during the quarter having a more favorable profit margin when compared with the same period of 2007.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2008 decreased $8,544 when compared with the third quarter of 2007.  The following is a delineation of operating expenses:

For the quarter ended:	September 30, 2008	September 30, 2007	Increase (Decrease)
Finance/Administration	$ 58,146	$ 56,295	$ 1,851
Research/Development	126,818	131,899	(5,081)
Marketing	122,800	127,719	(4,919)
Customer Service	30,703	31,098	(395)
Total Operating Expenses	$ 338,467	$ 347,011	$ (8,544)

FINANCE AND ADMINISTRATION:

During the third quarter of 2008 Finance and Administration expenses increased to $58,146 when compared with the third quarter of 2007. The increase is the result of increased department wages paid by the Company during the third quarter of 2008 when compared with the same period of 2007.

RESEARCH AND DEVELOPMENT:

During the third quarter of 2008, Research and Development expenses decreased to $126,818, a decrease of $5,081 when compared with the third quarter of 2007.  The decrease is the result of a decrease in subcontracted engineering expertise when compared with the same quarter of 2007.

MARKETING:

Marketing expenses decreased $4,919, to $122,800, during the third quarter of 2008 when compared with the third quarter of 2007 due to timing differences of department related travel expenses.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 2008 decreased slightly to $30,703, when compared with the third quarter of 2007.

INTEREST AND INVESTMENT INCOME:

The Company earned $13,295 in investment and interest income for the quarter ended September 30, 2008. Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company recorded a net income of $25,449 for the third quarter of 2008, compared to net income of $42,838 for the third quarter of 2007.  The decrease in net income is the result of decreased sales and interest revenues during the third quarter of 2008 when compared with the third quarter of 2007.  Year to date, the Company has a net loss of $108,068 for the nine months ended September 30, 2008, compared with net income of $165,142 for the same period of 2007.  The decreased year to date profitability is the result of decreased sales revenues and increased expenses negatively effecting year to date profitability when compared with the same period of 2007.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2008 was 16.9:1 compared to 13.2:1 at December 31, 2007. The slight increase in current ratio is due to increased inventory and prepaid expense asset levels as of September 30, 2008 when compared with December 31, 2007 amounts.

For the quarter ending September 30, 2008, the Company had cash and cash equivalent holdings of $1,119,069 as compared to cash and cash equivalent holdings of $1,479,985 at December 31, 2007.  The Company had certificates of deposit investments in the amount of $940,000 as of September 30, 2008 as compared to $900,000 as of December 31, 2007.

Accounts receivable decreased to $143,815 as of September 30, 2008, from December 31, 2007 levels of $281,064, due to sales and collections timing differences.  Inventory increased to $728,166 at September 30, 2008, from December 31, 2007 levels of $598,201, due to lower than expected product sales during the nine months of 2008.  The Company's fixed assets, net of depreciation, decreased to $123,400 as of September 30, 2008, from December 31, 2007 levels of $147,441 due to capital expenditures of $13,350 being offset by depreciation of $37,390.  The Company’s capital expenditures for fixed assets were primarily for production related computer upgrades.  Management foresees additional capital expenditures may be necessary in 2008 to support the production and sale of the Company’s products.  Prepaid expenses increased to $51,405 as of September 30, 2008 from December 31, 2007 amounts of $21,496 due to recent renewal of annual insurance policies, Netsuite network services, and increased prepaid tradeshow expenses.

Since January 1, 2005, the Company has contracted with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The prepaid Netsuite Inc. services as of September 30, 2008 are reflected in “prepaid expenses” on the Company’s balance sheet in the amount of $22,152.

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

As of September 30, 2008, the Company’s trade accounts payable balance was $72,934 as compared with $134,129 at December 31, 2007, and reflects amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of September 30, 2008 were $42,886, compared with $90,478 at December 31, 2007, and reflect items such as accrued vacation benefits, and quarterly payroll and excise tax liabilities.  The Company recorded refundable deposit liabilities of $64,161 for prepayment of foreign sales prior to shipment and ongoing projects currently in the design phase.  Federal income taxes payable decreased from $12,304 at December 31, 2007 to a prepaid federal tax asset of $43,300 at

September 30, 2008 as the result of payment of the Company’s federal income tax liability and potential tax credit from the Company’s net loss as of September 30, 2008.

It is Management’s opinion the Company’s cash, cash equivalent reserves, and working capital at September 30, 2008 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of September 30, 2008.  The material weakness is as follows:

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

Except as noted above, there have been no changes during the quarter ended September 30, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 5. OTHER INFORMATION

Instruments defining the Rights of Security Holders including indentures.

Form 8K dated February 22, 2008 is incorporated herein by reference

Item 6.  EXHIBITS

11.

Statement Re: computation of per share earnings, Note 3 to Financial Statements

31.1

CEO Certification

31.2

CFO Certification

32.1

CEO Section 906 Certification

32.2

CFO Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 11, 2008	/s/ T. L. Kirchner
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

Date: November 11, 2008	/s/ Jon Correio
Name: Jon Correio
Title: Vice President, Finance & Administration
(Principal Financial Officer)