Form 10-K
period 2008-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2009-03-25
CIK 752294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number   000-27793

ELECTRONIC SYSTEMS TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1238077 (I.R.S. Employer Identification No.)

415 N. Quay St., Bldg B1, Kennewick, Washington (Address of principal executive offices)	99336 (Zip Code)

Registrant’s telephone number, including area code (509) 735-9092

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered under Section 12(g) of the Exchange Act: Common
(Title of each class)

Indicate by checkmark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $2,982,514 based on the reported last sale price of common stock on June 30, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of March 2, 2009:  5,158,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  Form 8-K filed June 11, 2008. Forms 8-K filed February 26, 2008 and February 20, 2009.

PART I

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

Item 1. Business.

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

The Company was incorporated in the State of Washington in February 1984, and was granted a United States patent for the “Wireless Computer Modem” in May 1987, and Canadian patent in October 1988.  The Company established a "doing business as" or "DBA" structure, based on the Company's registered trade name of ESTeem Wireless Modems in 2007.  During the past three years, the Company has continued product improvements and enhancements to incorporate continuing technological developments, and respond to customer needs and market opportunities.  Development efforts during 2008 focused on the development of the ESTeem 195Ed Ethernet unlicensed 900 MHz, spread spectrum radio modem, as well as continued software and hardware refinement to the existing ESTeem 195E family of modem products.  The Model 195Ed modem is designed to provide users with both high speed Ethernet and serial interfaces in the domestic and foreign industrial automation markets and entered production in the last quarter of 2008. In an effort to maintain and expand its customer base, specifically focusing on the industrial control marketplace, the Company continues efforts to team with all major programmable logic controller (PLC) hardware vendors.  During 2008, the Company continued marketing products for use in SCADA, Industrial Automation, Public Safety Communication and Government marketplaces.

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

Unlicensed Spread Spectrum Products

The Model 195Es is a low cost unlicensed frequency hopping spread spectrum transceiver for commercial and industrial applications operating in the 900 MHz spectrum.  Typical indoor and outdoor applications include point to point and point to multi-point digital data networking for distances of approximately 10 miles line-of-sight without the use of the digi-repeater option.

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

Unlicensed Ethernet Spread Spectrum Products

The Company’s Ethernet radios are high performance spread spectrum transceivers employing the industry standard, 10baseT, Ethernet connectivity for commercial, industrial and public safety applications operating in the unlicensed 2.4 GHz and 900 MHz frequency spectrum with data transfer rates from 1 to 54 Mbps.  Typical installations include data rate critical, point to point, point to multi-point, “last-mile” bridge data networking and mobile applications for distances of approximately 5 to 7 miles line-of-sight without the use of the digi-repeater option.  The high data capability of these products allows them to be used in Video and Voice over Internet Protocol (VoIP) applications.

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface
195Eg	Unlicensed	2400	1	1-54 M	5-7	Ethernet/Serial
195Ed	Unlicensed	900	.250 to .630	1-54 M	5-7	Ethernet and Serial
WLANC	Unlicensed	2400	0.3	1-11 M	300-3000 ft.	Ethernet

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology.  This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive.  Research and Development expenditures for new product development and improvements of existing products by the Company for 2008 and 2007 were $490,239 and $497,280, respectively.  None of the Company’s research and development expenses were paid directly by any of the Company’s customers.  During 2008, the Company contracted and will continue to contract in 2009, with independent, nonaffiliated, engineering companies specializing in software development and hardware design, when such expertise is required.

Development efforts during 2008 focused on the development of the ESTeem 195Ed Ethernet unlicensed 900 MHz, spread spectrum radio modem, as well as continued software and hardware refinement to the existing ESTeem 195E family of modem products.  The Model 195Ed modem is designed to provide users with both high speed Ethernet and serial interfaces in the domestic and foreign industrial automation markets and entered production in the last quarter of 2008.  The Company plans continued research and development expenditures for development and improvement projects, as they are deemed necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2008 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem products.  Customers generally place orders on an "as needed basis".  Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.  As of December 31, 2008, the Company had a backlog of $12,100 in sales orders.

During 2008, the Company continued advertising in trade publications specifically targeted at users of control, instrumentation, and automation systems, as well as domestic public safety entities.  The Company’s advertising targeted potential users of Programmable Logic Controllers (PLCs).  There are approximately twenty-five major PLC manufacturers worldwide.  The Company has maintained active attendance at tradeshows targeted toward the customers and markets in which it sells products. During 2008, the Company employed sales managers to concentrate marketing and sales efforts in both domestic and Latin American industrial automation, as well as Mobile Data Computers for public safety communication markets.  During 2009, the Company intends to continue strategies targeting existing markets of industrial automation and Mobile Data Computers for public safety networks.  The Company maintains an internet web site to provide access to product and technical information for both present and potential customers of the Company’s products.  Due to the variable configuration possibilities of the Company’s products, and existing reseller relationships, the Company has not implemented an electronic commerce internet website.  The Company provides technical support and service for ESTeem products through phone support, field technicians and internet sources.  The Company believes high quality customer support is necessary and vital to its business.  To maintain a high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

During the year ended December 31, 2008, no sales to any single customer comprised 10% or more of total sales revenues.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

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

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

EST was granted a United States patent in 1987 for a "Wireless Computer Modem".  In 1988, EST was granted a Canadian patent for a "Wireless Computer Modem".  Both patents had lives of 17 years and have expired.  The Company’s ESTeem Wireless Modem trademark, in uninterrupted use by the Company since 1985, was renewed in 2005.  To protect the Company against unauthorized disclosure of proprietary information belonging to the Company, all employees, dealers, distributors, original equipment manufacturers, sales representatives and other persons having access to confidential information regarding Company products or technology are bound by non-disclosure agreements.

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

The ESTeem radio modem products that operate in the FCC licensed frequency band require licensing under Part 90 of the FCC Rules and Regulations, which must be applied for by the end user of the Company’s products.  The Company cannot guarantee customers will receive FCC licenses in the frequency spectrum for any particular application.  The Company provides information to customers to assist in the application for FCC consumer licenses.  The ESTeem 195Eg, 195Es and 195Ed products operate in the nonlicensed, 2.4 GHz and 900 MHz spread spectrum frequency band, respectively, which do not require licenses for users of those products.

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

Approximately 10% of the Company’s inventory at December 31, 2008 consisted of parts having lead times ranging from 12 to 16 weeks.  Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, pagers and other personal technology devices, have the potential of creating negative availability and delivery issues for components used by the Company.  The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.

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

REPORTS TO SECURITY HOLDERS

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC.  Electronically filed reports may be accessed at www.sec.gov.  Interested parties also may read and copy any material filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1(800) SEC-0330.

EMPLOYEES

As of December 31, 2008, the Company employed a staff of 15 persons on a full time basis, 3 in sales/marketing, 3 in technical support, 8 in engineering/manufacturing, and 1 in finance and administration.  The Company’s operations are dependent upon key members of its engineering and management personnel.  In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized.

Item 1A. Risk Factors.

The current widespread economic downturn could continue to adversely impact our customers, diminish the demand for our products, and harm our operations and financial performance.  Unfavorable changes in economic conditions, including recession, inflation or other changes in economic condition may result in lower government and/or corporate spending and adversely affect our revenue. We experienced a decrease in sales revenues during 2008 which we believe is the result of the economic downturn causing our customers to reduce, delay or eliminate capital investment spending that involved our products.  This decrease in sales revenues resulted in us incurring a net loss during 2008.  If the economic downturn continues, decreased product sales may continue and we may incur net losses in the future, which would negatively impact the ability to generate cash flow for our operations.  An additional consequence of the economic downturn may impair the ability of our customers to pay for our products or services they purchase.  This may cause reserves for doubtful accounts and write offs of accounts receivable to increase.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2008.  We determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2008.  We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration, with the same employee being responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses are being evaluated, but mitigating controls are impractical and prohibitively costly due to the size of our organization.  The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

EST does not own any real property, plants, mines, or any other materially important physical properties.  The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg B1, Kennewick, Washington.  The Company leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington.  As of January 1, 2009, the total monthly lease cost is $4,167.  The lease covers a period of three years, expiring September 2011.

The Company also owns miscellaneous assets, such as computer equipment, laboratory equipment, and furnishings.  The Company does not have any real estate holdings or investments in real estate.  The Company maintains insurance in such amounts and covering such losses, contingencies and occurrences that the Company deems adequate to protect its property.  Insurance coverage includes a comprehensive liability policy covering legal liability for bodily injury or death of persons, and for property owned by, or under the control of the Company, as well as damage to the property of others.  The Company maintains key man life insurance protecting the Company in the event of the death of the Company’s President.  The Company also maintains fidelity insurance which provides coverage to the Company in the event of employee dishonesty.

Item 3. Legal Proceedings.

No proceedings are identified which involve a claim for damages, exclusive of interest and costs that exceed 10% of the current assets of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2008 fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established market for trading the common stock of the Company.  The common stock is not regularly quoted in the automated quotation system of a registered securities system or association.  The common stock of the Company is traded on the “over-the-counter” market and is listed on the OTC electronic bulletin board under the symbol of "ELST".  The following table sets forth the high and low sale prices of the Company’s common stock for the quarterly period indicated for the last two (2) fiscal years.

	Sale Price
	High	Low
2008
First Quarter	$0.99	$0.66
Second Quarter	0.80	0.66
Third Quarter	0.68	0.36
Fourth Quarter	0.51	0.31

2007
First Quarter	$0.75	$0.65
Second Quarter	1.19	0.64
Third Quarter	1.15	0.70
Fourth Quarter	1.03	0.75

The above data was compiled from information obtained from the OTC Bulletin Board system.

The number of record holders of common stock of the Registrant as of January 2, 2009 was 434 persons/entities.

Electronic Systems Technology Inc. paid non-cumulative, cash distributions on July 17, 2006, July 13, 2005, July 14, 2004, July 9, 1999, July 9, 1998, and July 11, 1997, respectively, each equivalent to $0.01 per outstanding share.  The Company paid non-cumulative cash distributions on July 16, 2003, equivalent to $0.015 per outstanding share, and on July 17, 2007 and July 18, 2008 equivalent to $0.02 per outstanding share.  Dividends undertaken by the Company will be solely at the discretion of the Board of Directors.

There have been no sales of securities within the past three years which were not registered under the Securities Act of 1933, except for 5,000 shares issued on February 25, 2008, and 5,000 shares issued on February 20, 2006 pursuant to exercise of existing employee/director stock options.  The securities issued were subject to transfer restrictions, and the certificates for the shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration unless sale is pursuant to an exemption thereof.

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis is intended to be read in conjunction the Company’s audited financial statements and the integral notes thereto.  The following statements may be forward-looking in nature and actual results may differ materially.

RESULTS OF OPERATIONS

GENERAL:  The Company specializes in the manufacturing and development of wireless modem products.  The Company offers product lines which provide innovative communication solutions for applications not served by existing conventional communication systems.  The Company offers product lines in markets for process automation in commercial, industrial and government arenas domestically, as well as internationally, and domestically to public safety entities for mobile data computer terminal (MDC) applications.  The Company markets its products through direct sales; sales representatives; and domestic, and foreign resellers.  Operations of the Company are sustained solely from revenues received through sales of its products and services.

FISCAL YEAR 2008 vs. FISCAL YEAR 2007

GROSS REVENUES: Total revenues for the fiscal year 2008 were $2,169,592 reflecting a 30% decrease from $3,085,510 gross revenues for fiscal year 2007.  The decrease in total revenues is the result of decreased product sales and decreased interest revenues during 2008. Product sales decreased to $2,108,700 in 2008, as compared to 2007 sales of $3,002,521, reflecting a decrease in sales of 30%. Management believes the decrease in sales revenues was the result of decreased sales of products in all of the Company’s market segments due to the widespread economic downturn experienced both in the United States and worldwide during 2008 resulting in reduced or eliminated capital investment spending by the Company’s customers.  Based on the decrease in sales revenues experienced in 2008 and the continuing economic downturn in the United States, Management expects similar or decreased sales revenues during 2009.  The Company intends to continue targeting existing markets of industrial controls and MDC applications, and continued sales manager activities for coverage and exposure in the domestic industrial automation market.  Management remains committed to implementing existing marketing strategies, however sustaining sales revenues for 2009 cannot be guaranteed due to the highly competitive markets in which the Company’s products and services are marketed and the continuing economic downturn in the United States and worldwide.

Interest revenues decreased to $59,718 from 2007 levels of $81,272 due to decreased rates of return received on the Company’s investments.

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 13 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represent 72% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic revenues decreased to $1,515,876 for the year ended 2008, compared to $2,061,658 for the year ended 2007.  The decrease in domestic revenues is the result of decreased sales for MDC and Industrial Automation applications during 2008.  Management believes the weak domestic sales revenues were due to the widespread economic downturn experienced in the United States during 2008 resulting in reduced or eliminated capital investment spending by the Company’s customers.  A majority of the Company's domestic product sales during 2008 were employed in industrial automation applications. An example of an industrial automation application is a municipal water treatment operation, which employs the ESTeem modem to transmit industrial control information to and from control room areas via a wireless communications infrastructure.  It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future.

The Company’s domestic sales included sales of the Company’s products for MDC systems to public entities, which accounted for 9% of the Company’s domestic sales during 2008.  Management believes MDCS sales were weak during 2008 due to the economic downturn experienced in the United States resulting in reduced government funding for projects involving the Company’s products.  An example of an MDC system for a public entity is a local area network (LAN), between police department computer dispatch centers and individual police vehicles. Management believes funding of MDC projects on local, state and federal levels cannot be guaranteed and therefore MDC projects involving the Company’s products become very difficult to predict.

Domestic segment operating loss was $129,161 for 2008 as compared with a segment income of $311,594 for 2007 due to decreased segment sales revenues and increased operating expenses during 2008 when compared with 2007.

Foreign Revenues

The Company’s foreign operating segment represents 28% of the Company’s total sales revenues.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During 2008, the Company had $592,824 in foreign export sales, amounting to 28% of sales revenues for the year, compared with foreign export sales of $940,863 for 2007, reflecting a decrease of 37%. The decrease in segment sales revenue was due to the widespread economic downturn experienced both in the United States and worldwide during 2008 resulting in reduced or eliminated capital investment spending by the Company’s customers.  Products purchased by foreign customers were used primarily in industrial automation applications.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment decreased to $187,866 for 2008 as compared with $481,822 for 2007 due to decreased sales revenues for the segment during 2008.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, include salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses decreased during 2008 to $286,520 as compared with $330,281 for 2007, and represented expense to total net revenue percentage of 13% and 11% respectively.

As of December 31, 2008, the Company had a backlog of $12,100 in sales orders.  The Company’s customers generally place orders on an "as needed basis".  Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:  Cost of Sales, as a percentage of gross sales, was 45% and 38% respectively, for 2008 and 2007.  Cost of Sales variances are the result of differences in the product mix sold and obsolete inventory occurrences, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  The Company's year-end inventory values for 2008 and 2007 were as follows:

	2008	2007
Parts	$312,540	$250,701
Work in progress	4	108,101
Finished goods	327,235	239,399
TOTAL	$639,779	$598,201

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time, meet production and delivery requirements. Approximately 10% of the Company’s inventory at December 31, 2008 consisted of parts having lead times ranging from 12 to 16 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, pagers and other personal technology devices, have the potential of creating negative availability and delivery issues for components used by the Company.  The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.  Inventory levels increased between December 31, 2007 and December 31, 2008, due to decreased sales revenues during 2008 resulting in a reduced inventory turnover rate than was expected.

OPERATING EXPENSES: Operating expenses decreased slightly to $1,446,312 in 2008, from 2007 levels of $1,467,051.  Material changes in expenses are comprised of the following components: Advertising increased to $18,087 for 2008 from $9,040 in 2007 due to timing differences and increases in trade show related advertising when compared with 2007.  Depreciation expense decreased during 2008 to $50,068 from 2007 levels of $54,433 due to the Company’s decreased capital investments when compared with 2007.  Supplies and materials expense decreased to $37,328 for 2008 from 2007 levels of $44,740 due to decreased research and development related supplies employed in product development during 2008. Professional services decreased to $302,231 for 2008 from 2007 levels of $333,603 due to decreased subcontracted software development and engineering expertise contracted by the Company during 2008.  Travel expenses decreased slightly to $98,659 for 2008, compared to $100,553 for 2007, due to decreased sales and customer support related activities when compared with 2007.  Salaries, benefits and related taxes increased to $1,218,655 in 2008, from 2007 levels of $1,186,450, due to increased insurance benefits paid by the Company during 2008 when compared with 2007.  Due to decreased sales revenues and net loss incurred during 2008 and uncertainty surrounding the continuing economic downturn in the United States, the Company is implementing cost reduction measures for 2009.  The cost reduction measures for 2009 include wage reductions for all Company employees, a hiring freeze for new employees, and minimal planned capital expenditures.

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

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, include salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during 2007 to $330,280 as compared with $273,826 for 2006, and represented expense to total net revenue percentage of 11% and 10% respectively.  The increase during 2007 was the result of increased professional services expenses, profit sharing bonuses accrued for 2007 profitability and segment related wages, when compared with 2006.

OPERATING EXPENSES: Operating expenses increased to $1,467,051 in 2007, from 2006 levels of $1,282,761.  Material changes in expenses are comprised of the following components: Advertising decreased to $9,040 from $17,558 in 2006 due to timing differences in trade publication advertising when compared with 2006.  Depreciation expense decreased during 2007 to $54,433 from 2006 levels of $59,401 due to the Company’s decreased assets when compared with 2006.  Supplies and materials expense decreased to $44,740 for 2007 from 2006 levels of $49,850 due to decreased research and development related supplies employed in product development during 2007. Professional services increased to $333,603 from 2006 levels of $191,817 due to significantly increased subcontracted software development and engineering expertise contracted by the Company during 2007, and increased administrative related contracted professional services.  Travel expenses increased to $100,553 for 2007, compared to $85,145 for 2006, due to increased sales and customer support related activities when compared with 2006.  Salaries, benefits and related taxes increased to $1,186,450 in 2007, from 2006 levels of $1,012,199, due to wages paid by the Company increasing as a result of the Company adding employees during 2007 when compared with 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in a net loss of $156,187 for 2008, decreased from a net income of $319,322 for 2007.  The decrease in profitability is the result of decreased sales revenues and decreased interest income, when compared with 2007. At December 31, 2008, the Company's working capital was $2,828,165 compared with $3,046,967 at December 31, 2007.  The Company’s operations rely solely on the income generated from sales.  The Company's major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production.  Extended availability for components critical to production of the Company’s products, ranging from 12 to 16 weeks, require the Company to maintain high inventory levels.  It is Management’s opinion that the Company’s working capital as of December 31, 2008 is adequate for expected resource requirements for the next twelve months.  Due to decreased sales revenues and net loss incurred during 2008 and uncertainty surrounding the continuing economic downturn in the United States, the Company is implementing cost reduction measures for 2009.  The cost reduction measures for 2009 include wage reductions for all Company employees, a hiring freeze for new employees, and minimal planned capital and research and development expenditures.

The Company's current asset to current liability ratio at December 31, 2008 was 31.2:1 compared to 13.2:1 at December 31, 2007.  The increase in current asset ratio is the result of decreased accounts payable, accrued bonus, refundable deposits and federal income taxes payable liabilities at year-end 2008, when compared with 2007.

The Company's cash resources at December 31, 2008, including cash and cash equivalent liquid assets, were $512,800, compared to cash resources of $1,479,985 at year-end 2007.  The decrease in cash and cash equivalent liquid assets is the result of the Company adjusting short term investments into more certificates of deposits when compared with 2007.  The Company’s cash and cash equivalent assets are held in checking and money market investment accounts.

The Company's trade accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2008, were $195,429, compared to $281,064 at year-end 2007.  The decrease is the result of differences in sales and collections when compared with the fourth quarter of 2007.  Management believes that all of the Company’s accounts receivable as of December 31, 2008 are collectible.

The Company believes the level of risk associated with customer receipts on export sales is minimal.  Foreign shipments are made only after payment has been received, irrevocable letter of credit terms have been pre-arranged, or on Net 30 day credit terms to established foreign companies with which the Company has distributor relationships.  Foreign orders are generally filled as soon as they are received therefore; foreign exchange rate fluctuations do not impact the Company.

Inventory levels as of December 31, 2008, were $639,779, reflecting an increase from December 31, 2007 levels of $598,201. The increase in inventory between December 31, 2007 and December 31, 2008, is due to lower than expected sales revenues resulting in lower than normal inventory turnover during 2008.

The Company had capital expenditures during 2008 of $13,349 primarily for development related test equipment and software.  The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.  As of December 31, 2008, the Company's current liabilities were $93,548, decreased from 2007 year-end levels of $248,860.  The decrease is the result of decreased accounts payable, refundable deposit, accrued bonus and federal income taxes payable liabilities when compared with year-end 2007.

The Company had no off balance sheet arrangements for the year ended December 31, 2008.

Inflation had minimal adverse effect on the Company’s operations during 2008.  Minimal adverse effect is anticipated during 2009.

FORWARD LOOKING STATEMENTS: The above discussion may contain forward-looking statements that involve a number of risks and uncertainties.  In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: continued effect of world wide recession on customer’s ability to purchase our products; competitive factors such as rival wireless architectures and price pressures; availability of third party component products at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; change in product mix, and risk factors that are listed in the Company’s reports and registrations statements filed with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Electronic Systems Technology, Inc.

Kennewick, WA

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc., dba ESTeem Wireless Modems, as of December 31, 2008 and 2007, and the related statements of operation, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Systems Technology, Inc., as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moe O’Shaughnessy & Associates, P.S.

Spokane, Washington

March 5, 2009

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS BALANCE SHEETS DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$ 53,201	$ 35,004
Money market investment	459,599	1,444,981
Certificates of deposit	1,432,000	900,000
Accounts receivable, net of allowance for
doubtful accounts of $1,477 at 2008 and
$2,126 at 2007	195,429	281,064
Inventory	639,779	598,201
Prepaid insurance	8,337	9,123
Prepaid expenses	18,405	12,373
Accrued interest	13,521	15,081
Prepaid federal income taxes	37,600	-
Federal income taxes receivable	63,842	-

Total Current Assets	2,921,713	3,295,827

PROPERTY AND EQUIPMENT – NET	110,722	147,441

OTHER ASSETS – NET	340	340
DEFERRED INCOME TAX BENEFIT	27,100	33,600
	$ 3,059,875	$ 3,477,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 50,013	$ 134,129
Refundable deposits	-	11,949
Accrued wages and bonus	3,983	49,252
Accrued payroll and other taxes	1,901	7,543
Accrued vacation pay	37,651	33,683
Income tax payable	-	12,304
Total Current Liabilities	93,548	248,860

DEFERRED INCOME TAXES	34,600	49,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000 shares
authorized, 5,158,667 and 5,153,667 issued and
outstanding at 2008 and 2007, respectively	5,159	5,154
Additional paid-in capital	990,300	978,565
Retained earnings	1,936,268	2,195,629
	2,931,727	3,179,348
	$ 3,059,875	$ 3,477,208

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006

SALES – NET	$ 2,108,700	$ 3,002,521	$ 2,617,810

COST OF SALES	951,095	1,155,323	1,018,798

GROSS PROFIT	1,157,605	1,847,198	1,599,012

OPERATING EXPENSES	1,446,312	1,467,051	1,282,761

OPERATING INCOME (LOSS)	(288,707)	380,147	316,251

OTHER INCOME
Interest income	59,718	81,272	48,310
Other income (expense)	1,174	1,717	(21,547)

	60,892	82,989	26,763

INCOME (LOSS) BEFORE INCOME
TAXES	(227,815)	463,136	343,014

PROVISION FOR FEDERAL INCOME
TAXES	(71,628)	143,814	116,925

NET INCOME (LOSS)	$ (156,187)	$ 319,322	$ 226,089

BASIC EARNINGS (LOSS) PER SHARE	$ (0.03)	$ 0.06	$ 0.04

DILUTED EARNINGS (LOSS) PER
SHARE	$ (0.03)	$ 0.06	$ 0.04

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

					Accumulated
					Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT JANUARY 1, 2006	5,148,667	$ 5,149	$ 966,184	$ 1,804,828	$ (17,017)	$ 2,759,144

STOCK OPTIONS EXERCISED	5,000	5	1,995	-	-	2,000

COMPREHENSIVE INCOME:
Net income December 31, 2006	-	-	-	226,089	-	226,089
Less reclassification adjustment included in
net income	-	-	-	-	17,017	17,017

SHARE-BASED COMPENSATION	-	-	6,287	-	-	6,287

CASH DIVIDEND	-	-	-	(51,537)	-	(51,537)
	5,153,667	5,154	974,466	1,979,380	-	2,959,000

COMPREHENSIVE INCOME:
Net income	-	-	-	319,322	-	319,322

SHARE-BASED COMPENSATION	-	-	4,099	-	-	4,099

CASH DIVIDEND	-	-	-	(103,073)	-	(103,073)
	5,153,667	5,154	978,565	2,195,629	-	3,179,348

STOCK OPTIONS EXERCISED	5,000	5	3,895	-	-	3,900

COMPREHENSIVE INCOME:
Net income (loss)	-	-	-	(156,187)	-	(156,187)

SHARE-BASED COMPENSATION	-	-	7,840	-	-	7,840

CASH DIVIDEND	-	-	-	(103,174)	-	(103,174)
BALANCE AT DECEMBER 31, 2008	5,158.667	$ 5,159	$ 990,300	$ 1,936,268	$ -	$ 2,931,727

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (156,187)	$ 319,322	$ 226,089
Noncash expenses included in income:
Depreciation	50,068	54,433	59,401
Amortization	-	-	1,433
Allowance for doubtful accounts	(649)	(933)	1,374
Deferred income taxes	(7,900)	(8,900)	(14,400)
Loss on disposition of assets	-	-	94
Realized loss on sale of investments	-	-	19,343
Share-based compensation	7,840	4,099	6,287
Decrease (increase) in current assets:
Accounts receivable, net	86,284	120,996	(179,519)
Inventory	(41,578)	(15,286)	(97,658)
Other current assets	(3,686)	(3,323)	1,489
Prepaid federal income taxes	(37,600)	-	-
Federal income taxes receivable	(63,842)	-	-
Increase (decrease) in current liabilities:
Accounts payable and other current liabilities	(143,008)	66,295	74,703
Federal income taxes payable	(12,304)	(127,786)	50,746
Net Cash From Operating Activities	(322,562)	408,917	149,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and long term prepaids	-	5,512	17,782
Purchase of investments and certificates of deposit	(2,052,000)	(1,570,000)	(1,572,000)
Proceeds from sales of investments and certificates of deposit	1,520,000	1,300,000	2,319,081
Additions to property and equipment	(13,349)	(49,219)	(28,125)
Net Cash From Investing Activities	(545,349)	(313,707)	736,738

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	3,900	-	2,000
Cash dividend	(103,174)	(103,073)	(51,537)
Net Cash From Financing Activities	$ (99,274)	$ (103,073)	$ (49,537)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	$ (967,185)	$ (7,863)	$ 836,583

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,479,985	1,487,848	651,265

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 512,800	$ 1,479,985	$ 1,487,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for:
Income taxes	$ 49,904	$ 280,500	$ 80,798

Cash and cash equivalents:
Cash	$ 53,201	$ 35,004	$ 55,665
Money market	459,599	1,444,981	1,432,183
	$ 512,800	$ 1,479,985	$ 1,487,848

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

Effective September 13, 2007, the Company announced their establishment of a “doing business as” or dba structure, based on the Company’s registered trade name of ESTeem (tm) Wireless Modems.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies - (Continued)

The Company does not generally sell its products with the right of return.  Therefore, returns are reported when they occur.

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

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $1,477 and $2,126 as of December 31, 2008 and 2007, respectively.  The Company’s policy for writing off past due accounts receivable is based on the amount, time past due, and response received from the subject customer.

Accounts receivable include $690 of amounts due which are over ninety days past due at December 31, 2008.

Inventory

Inventories are stated at lower of direct cost or market.  Cost is determined on an average cost basis that approximates the first-in, first-out (FIFO) method.  Market is determined based on net realizable value and consideration is given to obsolescence.

Patent Costs

Expenses incurred in connection with the patent have been capitalized and have been amortized over 17 years.  The patent was fully amortized at December 31, 2006.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies - (Continued)

Property and Equipment

Property and equipment are carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  The useful life of property and equipment for purposes of computing depreciation is three to seven years.  The Company periodically reviews its long-lived assets for impairment and, upon indication that the carrying value of such assets may not be recoverable, recognizes an impairment loss by a charge against current operations.  The Company normally capitalizes non-consumable assets with a cost greater than one thousand dollars.

Investments

Certificates of deposit with original maturities ranging from three months to twelve months were purchased for $1,432,000, at December 31, 2008.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenditures for new product development and improvements of existing products by the Company for 2008, 2007, and 2006, were $490,239, $497,280, and $401,572, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred.  Advertising costs for the years ended December 31, 2008, 2007, and 2006, were $18,087, $9,040, and $17,558, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies - (Continued)

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R, a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the service period.  See Note 8 for additional information.  In addition to the recognition of expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than an adjustment of operating activity as presented in prior years.

2.

Inventories

Inventories consist of the following:

	2008	2007
Parts	$ 312,540	$ 250,701
Work in progress	4	108,101
Finished goods	327,235	239,399

	$ 639,779	$ 598,201

3.

Property and Equipment

Property and equipment consist of the following:

	2008	2007
Laboratory equipment	$ 565,053	$ 551,704
Furniture and fixtures	16,398	16,398
Dies and molds	105,353	105,353
	686,804	673,455
Accumulated depreciation	(576,082)	(526,014)

	$ 110,722	$ 147,441

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

4.

Other Assets

Other assets consist of the following:

	2008	2007
Patent costs	$ 1,850	$ 1,850
Software costs	86,330	86,330
	88,180	88,180
Accumulated amortization	(88,180)	(88,180)
	-	-
Deposits	340	340
	$ 340	$ 340

5.

Provision for Income Taxes

The Company uses the asset and liability approach in accounting for income taxes.

The provision for federal income taxes consisted of:

	2008	2007	2006
Current	$ (63,728)	$ 152,714	$ 140,090
Deferred	(7,900)	(8,900)	(23,165)

Provision for federal income taxes	$ (71,628)	$ 143,814	$ 116,925

The components of deferred tax assets and liabilities at December 31, were as follows:

	2008	2007
Deferred tax assets:
Accrued liabilities	$ 12,800	$ 11,400
Inventory adjustment	4,800	8,100
Capital loss carryforward	9,000	9,800
Other	500	4,300
Total	$ 27,100	$ 33,600
Deferred tax liabilities:
Depreciable property	$ 34,600	$ 49,000
Total	$ 34,600	$ 49,000

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

5.

Provision for Income Taxes – (Continued)

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

	2008	2007	2006

Amount computed using the statutory rate	$ (63,728)	$ 152,714	$ 140,090
Increase (decrease) in deferred tax (assets)
liabilities	(7,900)	(8,900)	(14,400)
Decrease in deferred tax asset – reclassification adjustment accumulated
other comprehensive loss	-	-	(8,765)
Provision for federal income taxes	$ (71,628)	$ 143,814	$ 116,925

The Company files federal income tax returns in the United States only.  The Company is no longer subject to federal income tax examination by tax authorities for years before 2004.  Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN48).  FIN48 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits.

For the years ended December 31, 2008, 2007, and 2006, the provision for federal income taxes included penalties of $114, $2,314, and $2,805, respectively.

6.

Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit Sharing Plan and Salary Deferral 401-K plan and trust.  All employees over the age of twenty-one are eligible.  On January 1, 2006, the Company adopted a four percent salary matching provision.  The Company contributed $-0-, $34,147 and $23,758 to the plan at December 31, 2008, 2007, and 2006, respectively.

7.

Employee Profit Sharing Bonus Program

The Company makes contributions to the Employees Profit Sharing Bonus Program (a non-qualified plan) based upon ten percent of the first $100,000 of pre-tax net income plus eight percent on pre-tax net income in excess of $100,000.  The Company has accrued contributions for the years 2008, 2007, and 2006, of $-0-, $42,447, and $31,998, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

8.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method.  The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB25), and related interpretations and disclosure requirements established by SFAS 123, “Accounting for Stock-Based Compensation”.

The Company grants stock options to individual employees and directors with three years continuous tenure.  After termination of employment, stock options may be exercised within ninety days.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2008	2007	2006
Dividend yield	2.35%	1.43%	1.43%
Expected volatility	75%	39%	49%
Risk-free interest rate	2.24%	4.40%	4.67%
Expected term (in years)	3	3	3
Estimated fair value per option granted	$ 0.39	$ 0.21	$ 0.25

The average risk-free interest rate is based on the three-year U.S. Treasury Bond rate in effect as of the grant date.  The expected volatility is determined using a weighted average of weekly historical volatility of the stock price over a period of one year prior to the grant dates.  The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2008 was ten percent.

In the years ended December 31, 2008, 2007, and 2006, the Company recognized $7,840, $4,099, and $6,287, respectively, in share-based compensation expense.  No non-vested share-based compensation arrangements existed as of December 31, 2008.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

8.

Share-Based Compensation – (Continued)

A summary of option activity follows:

			Weighted
		Weighted	-Average
		-Average	Remaining
		Exercise	Contractual
	Number	Price Per	Term
	Outstanding	Share	(Years)
Balance at 12/31/05	545,000	$ 0.68	1.1
Granted	215,000	0.68
Exercised	(5,000)	0.40
Canceled	(195,000)	0.48
Balance at 12/31/06	560,000	0.72	1.1
Granted	180,000	0.68
Exercised	-	-
Canceled	(185,000)	0.80
Balance at 12/31/07	555,000	0.71	1.1
Granted	200,000	0.81
Exercised	(5,000)	0.78
Canceled	(180,000)	0.78
Balance at 12/31/08	570,000	0.73	1.1
Exercisable at 12/31/08	570,000	0.73	1.1

9.

Earnings Per Share

The following table represents the calculation of net earnings per common share – basic and diluted:

	2008	2007	2006
Net income (loss)	$ (156,187)	$ 319,322	$ 226,089
Basic earnings per share:
Weighted average shares outstanding	5,157,916	5,153,667	5,152.968
Diluted earnings per share:
Weighted average shares outstanding	5,157,916	5,153,667	5,152,968
Incremental shares from assumed
conversion of stock options	-	88,722	12,378
Weighted average shares outstanding	5,157,916	5,242,389	5,165,346

Net earnings (loss) per common share-basic	$ (0.03)	$ 0.06	$ 0.04
Net earnings (loss) per common share-
diluted	$ (0.03)	$ 0.06	$ 0.04

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

10.

Leases

The Company leases its facilities from a port authority, under beneficial terms for $3,692 monthly for three years, expiring in September 2011, with annual increases based upon the Consumer Price Index.  The lease expense for the years ended December 31, 2008, 2007, and 2006 was $43,536, $41,733 and $39,672, respectively.

Future minimum lease payments required under the above operating lease for the years ending December 31, follows:

2009	$ 44,824
2010	46,885
2011	36,323
$ 128,032

11.

Related Party Transactions

For the years ended December 31, 2008, 2007, and 2006, services in the amount of $114,403, $126,326, and $152,520, respectively, were contracted with a manufacturing process company, Manufacturing Services, Inc.  The president and past president of Manufacturing Services, Inc., are members of the Board of Directors of Electronic Systems Technology, Inc.  Accounts payable include $527 of payables to Manufacturing Services, Inc., at December 31, 2008.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

13.

Segment Reporting – (Continued)

Domestic customers represent approximately seventy-two percent of total net revenues.  Foreign customers represent approximately twenty-eight percent of total net revenues.  No individual customer comprised more than ten percent of sales revenue.  Revenues from foreign countries consist primarily of revenues from Canada, Mexico, and South American countries.

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

Summary financial information for the two reportable segments is as follows:

			Unallocated
2008	Domestic	Foreign	Corporate	Total
Total sales	$ 1,515,876	$ 592,824	$ -	$ 2,108,700
Total other income	60,892	-	-	60,892
Depreciation	47,348	-	2,720	50,068
Earnings (loss) before tax	(129,161)	187,866	(286,520)	(227,815)
Identifiable assets	231,963	65,809	2,762,103	3,059,875
Net capital expenditures	9,851	-	3,498	13,349
2007
Total sales	$ 2,061,658	$ 940,863	$ -	$ 3,002,521
Total other income	82,989	-	-	82,989
Depreciation	51,917	-	2,516	54,433
Earnings (loss) before tax	311,594	481,822	(330,280)	463,136
Identifiable assets	359,028	61,870	3,056,310	3,477,208
Net capital expenditures	46,361	-	2,858	49,219
2006
Total sales	$ 2,100,711	$ 517,099	$ -	$ 2,617,810
Total other income	26,763	-	-	26,763
Depreciation	57,157	-	2,244	59,401
Earnings (loss) before tax	427,513	189,327	(273,826)	343,014
Identifiable assets	498,439	48,055	2,773,357	3,319,851
Net capital expenditures	27,525	-	600	28,125

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULES

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS SUPPLEMENTAL SCHEDULES OF OPERATING EXPENSES FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006

Advertising	$ 18,087	$ 9,040	$ 17,558
Amortization	-	-	1,433
Bad debt	-	-	5,059
Commissions – sales	6,680	4,230	4,144
Dues and subscriptions	2,347	2,145	1,740
Depreciation	50,068	54,433	59,401
Insurance	13,144	13,527	13,618
Materials and supplies	37,328	44,740	49,850
Office and administration	12,438	14,204	13,253
Printing	6,630	9,294	8,543
Professional services	302,231	333,603	191,817
Rent and utilities	57,140	56,295	53,751
Repair and maintenance	5,016	13,820	17,533
Salaries	987,551	988,322	822,995
Taxes	231,104	198,128	189,204
Telephone	10,681	11,918	12,935
Trade shows	37,737	40,112	46,527
Travel expenses	98,659	100,553	85,145

	1,876,841	1,894,364	1,594,506

Expenses allocated to cost of sales	(430,529)	(427,313)	(311,745)

	$ 1,446,312	$ 1,467,051	$ 1,282,761

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS SUPPLEMENTAL SCHEDULES OF SELECTED FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, 2006, 2005 AND 2004

	2008	2007	2006	2005	2004

Sales – net	$ 2,108,700	$ 3,002,521	$2,617,810	$ 2,417,700	$ 2,416,625
Gross profit	1,157,605	1,847,198	1,599,012	1,305,017	1,332,777
Income (loss) before provision for income taxes	(227,815)	463,136	343,014	174,757	260,126
Provision for income taxes	(71,628)	143,814	116,925	61,694	85,306
Net income (loss)	(156,187)	319,322	226,089	113,063	174,820
Other comprehensive loss, net of tax	-	-	-	(5,905)	(6,350)
Comprehensive income (loss)	(156,187)	319,322	226,089	107,158	168,470
Net income (loss) per share – basic	(0.03)	0.06	0.04	0.02	0.03
Weighted average number of shares outstanding	5,157,916	5,153,667	5,152,968	5,148,667	5,104,678
Total assets	3,059,875	3,477,208	3,319,851	2,994,581	2,983,296
Stockholders’ equity	2,931,727	3,179,348	2,959,000	2,759,144	2,698,761
Stockholders’ equity per share	0.57	0.62	0.57	0.54	0.53
Working capital	2,828,165	3,046,967	2,824,793	2,588,752	2,498,881
Current ratio	31.2:1	13.2:1	10.1:1	15.7:1	13.0:1
Equity to total assets	96%	91%	89%	92%	90%

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2008.

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

As of December 31, 2008 management conducted an assessment of the effectiveness of EST’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2008.  The material weakness is as follows:

We did not maintain effective controls to ensure appropriate segregation of duties as the same employees were responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to the (1) significance of segregation of duties to the preparation of reliable financial statements, (2) the significance of potential misstatement that could have resulted due to the deficient controls, and (3) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

Management’s Remediation Initiatives

Management has evaluated and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective have not be found based on the size and structure of our organization.  Taking into account our net loss for 2008, and the uncertainty posed by the current United States and world wide economic downturn, Management does not foresee implementing a cost effective method of mitigating our internal controls weaknesses in the near term.   Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the quarter ended December 31, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B. Other Information.

On February 19, 2009 stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 19, 2009 totaled 195,000 shares under option and have an exercise price of $0.31 per share.  The options granted on February 19, 2009 may be exercised any time during the period from February 19, 2009 through February 19, 2012.  The Company's Form 8-K filed February 20, 2009 is included herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2008; as well as term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/06/08 – 06/06/11	60	President of the Company
Melvin H. Brown	06/02/06 – 06/02/09	78	Former President of Manufacturing Services, Inc.
Michael S. Brown	06/06/08 – 06/06/11	56	President of Manufacturing Services, Inc.
Robert Southworth	06/02/06 – 06/02/09	65	Patent Attorney, U.S. Dept. of Energy (retired)
Jon Correio	06/02/06 – 06/02/09	41	Vice President of Finance of the Company
John L. Schooley	06/04/07 – 06/04/10	69	Former President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2008 is comprised of Michael Brown (Chairman), Melvin Brown, Robert Southworth and John Schooley.  Michael Brown and Melvin Brown are considered to be non-independent members of the Audit Committee, however their serving on the Audit Committee was deemed by the Board to be in the best interest of the Corporation due to Michael Brown and Melvin Brown’s experience and familiarity with the Corporation.  The Board of Directors has determined that none of the audit committee members can be classified as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.  The Board of Directors does not contain a member that can be classified as an “audit committee financial expert” under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely due to the high cost of such Director candidates.

The Board of Directors had an Employee/Director Stock Option Committee consisting of Tom Kirchner and Jon Correio.  The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2008.

Compensation Committee

There is no Compensation Committee of the Board of Directors.

Code of Ethics

On June 2, 2005, the Company's Board of Directors adopted a Code of Ethics for the Company.  This Code of Ethics is filed herewith as an exhibit.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2008; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
T. L. Kirchner	60	President/CEO	3 Years	02/10/84- Present
Jon Correio	41	Vice President, Finance & Administration/ Sec/Treas	3 Years	02/9/01- Present

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

MELVIN H. BROWN.  Mr. Brown is a Director of the Company.  During the last five years Mr. Brown has been the owner and President of Manufacturing Services, Inc until his retirement in 2006.  Manufacturing Services provides electronic design and manufacturing solutions.  Manufacturing Services provides electronic manufacturing and quality control testing services for Electronic Systems Technology.  Mr. Brown does not serve as a director for any other company registered under the Securities Exchange Act.

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

FAMILIAL RELATIONSHIPS

Melvin H. Brown is the father of Michael S. Brown, both of whom are Directors of the Company.  Outside of this family relationship, there are no family relationships, whether by blood, marriage, or adoption, between any of the Directors or Executive Officers of the Company.

SECTION  16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the year ended December 31, 2008, to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

Item 11. Executive Compensation.

The Company’s principal executive officer is T.L. Kirchner, President and CEO.  The Company’s principal financial officer is Jon Correio, Vice President, Finance and Administration.

Information concerning the compensation of the Company’s principal executive officer and principal financial officer, as well as any other compensated employees of the Registrant's whose total compensation exceeded $100,000 during 2008 and 2007 is provided in the following Summary Compensation Table:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3)(4) (i)	Total ($) (j)
T.L. Kirchner, President/ CEO	2008	$159,166	$11,770	-	$975	-	-	$22,423	$194,334
	2007	$147,917	$7,141	-	$578	-	-	$17,114	$172,750
D. Brent Strecker, Vice President, Engineering	2008	$75,000	$5,968	-	$585	-	-	$19,885	$101,438
Jon Correio, Vice President, Finance	2008	$75,000	$5,968	-	$975	-	-	$18,797	$100,740
	2007	$75,000	$3,542	-	$578	-	-	$18,464	$97,584

(1)

Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus

(2)

Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R. Assumptions made in the valuation of stock option awards are disclosed in Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-K.

(3)

All Other Compensation consists of premiums paid for Group Health Insurance, Key Man Insurance, Accrued Vacation Pay and Company paid 401(k) matching amounts.

(4)

Amounts do not reflect proceeds of $0.02 per share cash distribution received by T.L. Kirchner during 2008 totaling $8,070.  Receipt of cash distribution was based solely on capacity as a shareholder.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2008 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	12.5%	0.81	2/21/2011
Jon Correio	25,000	12.5%	0.81	2/21/2011

(5)

This table does not include Stock Options granted previously.  Forms 8-K dated 2/10/06 and 02/16/07 respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2008 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
T.L. Kirchner, President/ CEO	25,000	0	0	$0.81	2/21/11	0	0	0	0
	25,000	0	0	$0.68	2/15/10	0	0	0	0
	25,000	0	0	$0.68	2/09/09	0	0	0	0
Jon Correio, Vice President, Finance	25,000	0	0	$0.81	2/21/11	0	0	0	0
	25,000	0	0	$0.68	2/15/10	0	0	0	0
	25,000	0	0	$0.68	2/09/09	0	0	0	0

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. Directors with no less than three years continuous tenure are eligible for stock option awards, as governed by the Company stock option plan.  There is currently no other compensation arrangements for the Company’s directors.  (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.)  The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2008 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Melvin Brown	$0	$0	$975	$0	$0	$0	$975
Michael Brown	$0	$0	$0	$0	$0	$0	$0
John Schooley	$0	$0	$975	$0	$0	$1,143	$2,118
Robert Southworth	$0	$0	$975	$0	$0	$545	$1,520

(1) Compensation information for Tom Kirchner, President and CEO, and Jon Correio, Vice President, Finance & Administration is contained in the Executive Compensation Summary Compensation Table.

(2) Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R. Assumptions made in the valuation of stock option awards are disclosed in Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-K.

(3) Amounts represent reimbursement of out-of-pocket expenses related to directors’ duties associated with the Company's business (ie. travel expenses for attending Company Director’s Meetings).

The Company currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2008, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address Of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Paul D. Sonkin 460 Park Avenue, 12th Floor New York NY 10022	831,252	16%
Common	EDCO Partners LLP 4605 Denice Drive Englewood CO 80111	489,180	9.5%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	7.8%

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

(2)

The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 10, 2006, Options for 25,000 shares granted February 16, 2007 and Options for 25,000 shares granted February 21, 2008.  Forms 8-K, dated February 10, 2006, February 16, 2007 and February 21, 2008, respectively, are incorporated herein by reference.

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

The information below does not include stock options granted in February 2009.

Recipients of Stock Options currently unexpired as of December 31, 2008 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-22-2008

Sam Amaral	5,000	0.81
Melvin Brown	25,000	0.81
Thomas Brown	5,000	0.81
Alan B. Cook	5,000	0.81
Jon Correio	25,000	0.81
Robert Croft	5,000	0.81
Tom Kirchner	25,000	0.81
Eric P. Marske	15,000	0.81
Anthony C. Pfau	5,000	0.81
Gary L. Schmitz	5,000	0.81
John L. Schooley	25,000	0.81
Robert Southworth	25,000	0.81
George Stoltz	5,000	0.81
David B. Strecker	15,000	0.81
Dan Tolley	5,000	0.81

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-16-2007

Sam Amaral	5,000	0.68
Melvin Brown	25,000	0.68
Thomas Brown	5,000	0.68
Alan B. Cook	5,000	0.68
Jon Correio	25,000	0.68
Tom Kirchner	25,000	0.68
Eric P. Marske	15,000	0.68
Anthony C. Pfau	5,000	0.68
Gary L. Schmitz	5,000	0.68
John L. Schooley	25,000	0.68
Robert Southworth	25,000	0.68
George Stoltz	5,000	0.68
Dan Tolley	5,000	0.68

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-10-2006

Sam Amaral	15,000	0.68
Melvin Brown	25,000	0.68
Thomas Brown	5,000	0.68
Alan B. Cook	15,000	0.68
Jon Correio	25,000	0.68
Tom Kirchner	25,000	0.68
Eric P. Marske	15,000	0.68
Gary L. Schmitz	5,000	0.68
John L. Schooley	25,000	0.68
Robert Southworth	25,000	0.68
George Stoltz	5,000	0.68
David B. Strecker	15,000	0.68

Stock options must be exercised within 90 days after termination of employment/board membership.  During 2008, 180,000 options expired, 200,000 shares were granted and 5,000 shares under option were exercised.  At December 31, 2008 there were 570,000 shares reserved for future exercise.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During 2008, the Company contracted for services from Manufacturing Services, Inc. in the amount of $114,403.  Manufacturing Services, Inc. is owned and operated by Michael S. Brown.  Mr. Brown, and the former owner of Manufacturing Services, Inc, Melvin H. Brown, are currently Directors of Electronic Systems Technology, Inc.  Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table presents fees billed to us during December 31, 2008 and 2007, for professional services provided by Moe O'Shaughnessy & Associates P.S.

Year Ended	December 31, 2008	December 31, 2007
Audit fees (1)	$45,890	$42,864
Audit-related fees (2)	-	-
Tax fees (3)	1,700	1,550
All other fees (4)	-	-
Total Fees	$47,590	$44,414

(1) Audit fees consist of fees billed for professional services normally provided in connection with the audit of the Company’s financial statements and reviews of our quarterly financial statements.

(2) Audit-related fees consist of assurance and reasonably related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation and consultation concerning financial accounting and reporting standards.

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

PART III

Item 15. Exhibits and Financial Statement Schedules.

Exhibits filed as part of the Company’s 10K report for 2008 are listed below.  Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

EXHIBIT NUMBER	DESCRIPTION
3

Articles of Incorporation and By-Laws filed as Exhibit 2.1 to Form S-18,

Registration Statement No. 2-92949-S, Exhibit (c) to Form 8-K, filed March 15, 1985, and

Amendments to By-Laws adopted by Shareholders on January 14, 1985 are incorporated herein by reference.

4	Exhibit II Form S-18 Registration Statement No. 2-92949-S is incorporated herein by reference. Form 8A Registration Statement, 000-27793, dated October 25, 1999, is incorporated herein by reference.
14	Code of Ethics
31.1	CEO Certification
31.2	CFO Certification
32.1	Section 906 Certification, CEO
32.2	Section 906 Certification, CFO

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:   /s/ T. L. KIRCHNER

         T.L. Kirchner, Director/President

        (Principal Executive Officer)

Date:  March 25, 2009

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ T.L. KIRCHNER	Director/President	March 25, 2009
T.L. Kirchner

/s/ JON CORREIO	Director/Vice President, Finance	March 25, 2009
Jon Correio

/s/ MELVIN BROWN	Director	March 25, 2009
Melvin H. Brown

/s/ MICHAEL S. BROWN	Director	March 25, 2009
Michael S. Brown

/s/ ROBERT SOUTHWORTH	Director	March 25, 2009
Robert Southworth

/s/ JOHN L. SCHOOLEY	Director	March 25, 2009
John L. Schooley