Form 10-Q
period 2009-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2009-05-14
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☒

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2009, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Three Months Ended	Mar. 31, 2009	Mar. 31, 2008
Sales	$ 452,130	$ 580,137
Other Revenues	$ 10,853	$ 18,695
Gross Profit	$ 269,964	$ 327,131

Net Income (Loss) Before Taxes	$ (4,664)	$ (46,640)
Net Income (Loss)	$ (1,564)	$ (36,240)

Earnings (Loss) Per Share Before Taxes
Basic	$ (0.00)	$ (0.01)
Diluted	$ (0.00)	$ (0.01)

Earnings (Loss) Per Share
Basic	$ (0.00)	$ (0.01)
Diluted	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding (Basic)
Primary	5,158,667	5,155,645
Diluted	5,158,667	5,218,165

Total Assets	$ 3,052,299	$ 3,341,049

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,930,951	$ 3,148,967

Shareholders' Equity Per Share	$ 0.57	$ 0.61

Working Capital	$ 2,832,325	$ 3,019,053

Current Ratio	32.5:1	21.7:1

Equity To Total Assets	96%	94%

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (as prepared by Management) (Unaudited)
	Mar. 31, 2009	Dec. 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$891,362	$512,800
Short Term Certificates of Deposit Investments	1,140,000	1,432,000
Accounts Receivable, net of allowance for uncollectibles	169,179	195,429
Inventory	592,802	639,779
Accrued Interest	12,712	13,521
Prepaid Federal Income Taxes	35,600	37,600
Federal Income Taxes Receivable	63,842	63,842
Prepaid Expenses	16,776	26,742
Total Current Assets	2,922,273	2,921,713

PROPERTY & EQUIPMENT net of depreciation	100,686	110,722

OTHER ASSETS	340	340
DEFERRED INCOME TAX BENEFIT	29,000	27,100
TOTAL ASSETS	$3,052,299	$3,059,875

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$40,416	$50,013
Accrued Liabilities	49,532	43,535
Total Current Liabilities	89,948	93,548

DEFERRED INCOME TAXES	31,400	34,600

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,158,667 Shares Issued And Outstanding	5,159	5,159
Additional Paid-in Capital	991,087	990,300
Retained Earnings	1,934,705	1,936,268
	2,930,951	2,931,727

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,052,299	$3,059,875

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (as prepared by Management) (Unaudited)
Three Months Ended	Mar. 31, 2009	Mar. 31, 2008

SALES	$ 452,130	$ 580,137
COST OF SALES	182,166	253,006
Gross Profit	269,964	327,131

OPERATING EXPENSES
Finance/Administration	83,402	101,764
Research & Development	68,275	127,836
Marketing	109,186	126,047
Customer Service	24,618	36,819
Total Operating Expense	285,481	392,466
OPERATING INCOME (LOSS)	(15,517)	(65,335)

Other Income (expenses)
Interest Income	10,853	18,695
Net Other Income (expense)	10,853	18,695

NET INCOME (LOSS) BEFORE TAX	(4,664)	(46,640)
Provision For Income Tax	3,100	10,400
NET INCOME (LOSS)	$ (1,564)	$ (36,240)

Basic Earnings (Loss) Per Share Before Tax	$ (0.00)	$ (0.01)
Basic Earnings (Loss) Per Share After Tax	$ (0.00)	$ (0.01)

Diluted Earnings (Loss) Per Share Before Tax	$ (0.00)	$ (0.01)
Diluted Earnings (Loss) Per Share After Tax	$ (0.00)	$ (0.01)

 See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (as prepared by Management) (Unaudited)
Three Months Ended	Mar. 31, 2009	Mar. 31, 2008

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ (1,564)	$ (36,240)
Noncash items included in income:
Depreciation	10,036	12,164
Prepaid Federal Income Taxes	2,000	(4,200)
Accrued Interest	809	1,889
Deferred Income Tax	(5,100)	(6,200)
Share Based Compensation	788	1,960

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	26,250	15,014
Certificates of Deposit Redeemed (Purchased)	292,000	(90,000)
Inventory	46,977	(72,949)
Prepaid Expenses	9,966	6,193

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(3,600)	(78,525)
Refundable Deposits	--	(11,949)
Accrued Federal Income Taxes	--	(12,304)
	378,562	(275,147)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	--	(3,498)
	--	(3,498)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Stock option exercise	--	3,900
	--	3,900

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	378,562	(274,745)
Cash and Equivalents At Beginning Of Period	512,800	1,479,985
Cash and Equivalents At Ending of Period	$ 891,362	$ 1,205,240

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	--	--
Federal Income Taxes	$ --	$ 12,304

Cash and Equivalents:
Cash	$ 30,789	$ 41,741
Money Market Accounts	860,573	1,163,499
	$ 891,362	$ 1,205,240

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2009 and March 31, 2008.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2008 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 2009 and March 31, 2008 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	March 31 2009	December 31 2008
Parts	$221,677	$312,540
Work in progress	68,883	4
Finished goods	302,242	327,235
	$592,802	$639,779

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic and diluted loss per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding equivalent shares from possible stock option exercises, the effect of which would be anti-dilutive. The primary weighted average number of common shares outstanding used for calculation of basic and diluted loss per share was 5,158,667 for the quarter ended March 31, 2009.

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

As of March 31, 2009, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 19, 2009, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 19, 2009 totaled 195,000 shares under option and have an exercise price of $0.31 per share.

The options granted on February 19, 2009 may be exercised any time during the period from February 19, 2009 through February 19, 2012.  The Company's Form 8-K dated February 19, 2009, as filed with the Securities and Exchange Commission is incorporated herein by reference.  All outstanding stock options must be exercised within 90 days after termination of employment.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2009	2008	2007	2006
Dividend yield	6.06%	2.35%	1.43%	1.43%
Expected volatility	108%	75%	39%	49%
Risk-free interest rate	1.38%	2.24%	4.40%	4.67%
Expected term (in years)	3	3	3	3
Estimated Fair Value per Option Granted	$0.18	$0.39	$0.21	$0.25

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2009 through 2005 was 9%.

A summary of option activity during the quarter ended March 31, 2009, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2009	570,000	$0.72
Granted	195,000	0.31
Exercised	--	--
Canceled	(200,000)	0.68
Outstanding at March 31, 2009	565,000	0.60

For the first quarter of 2009, compensation expense charged against income for stock options was $788 ($520 after tax).  No non-vested share-based compensation arrangements existed as of March 31, 2009.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2009, services in the amount of $15,466 were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.

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

During the quarter March 31, 2009, Domestic customers represented approximately 77% of total net revenues.  Foreign customers represented 23% of total net revenues.  During the quarter ended March 31, 2009 no sales to a single customer comprised 10% or more of the Company's product sales.  Revenues from foreign countries consisted primarily of revenues from Croatia, Colombia and Canada.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the first quarter of 2009 and 2008 is as follows:
	Domestic	Foreign	Unallocated Corporate	Total
Quarter ended March 31, 2009
Total sales	$348,439	$103,691	$ -	$452,130
Total other income	10,438	415	-	10,853
Earnings (loss) before tax	40,230	38,508	(83,402)	(4,664)
Depreciation/amortization	9,399	-	637	10,036
Identifiable assets	140,141	29,038	2,883,120	3,052,299
Net capital expenditures	-	-	-	-

Quarter ended March 31, 2008
Total sales	$417,612	$162,525	$ -	$580,137
Total other income	18,695	-	-	18,695
Earnings (loss) before tax	(12,320)	67,444	(101,764)	(46,640)
Deprecation/amortization	11,512	-	652	12,164
Identifiable assets	205,058	60,992	3,074,999	3,341,049
Net capital expenditures	3,498	-	-	3,498

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2009.  The following statements may be forward looking in nature and actual results may differ materially.

A.

RESULTS OF OPERATIONS

REVENUES: Total revenues from the sales decreased to $452,130 for the first quarter of 2009 as compared to $580,137 in the first quarter of 2008, reflecting a decrease of 22%.  Gross revenues decreased to $462,983 for the quarter ending March 31, 2009, from $598,832 for the same quarter of 2008.  Management believes the decrease in sales revenues is due to the continued widespread economic downturn in the United States and worldwide that has lead to delays or cancellations in funding of industrial automation projects using the Company’s products. Management believes that continued economic downturn may continue to negatively affect the Company’s domestic sales revenue during 2009.

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

A percentage breakdown of EST's market segments of Domestic and Foreign Export sales, for the first quarter of 2009 and 2008 are as follows:

For the first quarter of	2009	2008
Domestic Sales	77%	73%
Export Sales	23%	27%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represented 77% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $348,439 for the quarter ended March 31, 2009, compared to $436,307 for the quarter ended March 31, 2008, reflecting a decrease of 20%. Management believes the decrease in domestic sales revenues is due to the continued widespread economic downturn in the United States and worldwide that has lead to delays or cancellations in funding of industrial automation projects using the Company’s products. Management believes that continued economic downturn may continue to negatively affect the Company’s domestic sales revenue during 2009.

The Company’s domestic sales were augmented by sales of the Company’s products for Mobile Data Computers Systems (MDCS) to public entities, which accounted for 3% of the Company’s domestic sales during the first quarter of 2009. Management believes MDCS sales were weaker than expected during the first quarter of 2009 due to reduced funding for projects involving the Company’s products and the extended procurement cycle for public safety entities.  Management believes that MDCS sales are difficult to predict and cannot be assured due to public safety entity purchases being linked to uncertain government funding.  During the quarter ended March 31, 2009, no sales to a single customer comprised 10% or more of the Company's product sales.

Domestic segment operating income was $40,230 for the quarter ended March 31, 2009 as compared with a segment operating loss of $12,320 for the same quarter of 2008, due to decreased operating expenses for the segment during the first quarter of 2009.

Foreign Revenues

The Company’s foreign operating segment represented 23% of the Company’s total net revenues for the quarter ended March 31, 2009.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended March 31, 2009, the Company had $103,691 in foreign export sales, or 23% of total net revenues of the Company for the quarter, compared with foreign export sales of $162,525 or 27% of net revenues for the same quarter of 2008.  The majority of foreign export sales revenues during the first quarter of 2009 were used in industrial automation projects in Croatia, Colombia and Canada.  Management believes the decrease in foreign sales revenues is due to the continued widespread worldwide economic downturn that has lead to delays or cancellations in funding of industrial automation projects using the Company’s products. Management believes that continued economic downturn may continue to negatively affect the Company’s foreign sales revenue during 2009.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended March 31, 2009.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment decreased to $38,508 for the quarter ended March 31, 2009 as compared with $67,444 for the same period of 2008 due to decreased sales revenues for the quarter ended March 31, 2009.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses decreased during the quarter ended March 31, 2009 to $83,402 as compared with $101,764 for the same quarter of 2008, due to decreased professional services, general equipment maintenance and department related wages.  Unallocated corporate expenses represented expense to total sales percentage of 18% for both the first quarter of 2009 and 2008.

BACKLOG:

As of March 31, 2009, the Company had minimal sales order backlog.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages of gross sales for the first quarters of 2009 and 2008 were 40% and 44% of gross sales respectively. The cost of sales decrease for the first quarter of 2009 is the result of the product mix of items sold during the quarter having increased profit margins when compared with the product mix sold during the same quarter of 2008.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2009 decreased $106,985 from first quarter of 2008 levels.  The following is a delineation of operating expenses:

	March 31 2009	March 31 2008	Increase (Decrease)
Finance/Administration	$ 83,402	$ 101,764	$ (18,362)
Research/Development	68,275	127,836	(59,561)
Marketing	109,186	126,047	(16,861)
Customer Service	24,618	36,819	(12,201)
Total Operating Expenses	$ 285,481	$ 392,466	$ (106,985)

Finance and Administration:  For the first quarter of 2009 Finance and Administration expenses decreased to $83,402, when compared with the first quarter of 2008, due to decreased wages and professional service expenses during the first quarter of 2009.

Research and Development:  Research and Development expenses decreased $59,561 to $68,275, during the first quarter of 2009, due to decreased subcontracted engineering expertise, research and development related supplies and wages when compared with the same quarter of 2008.

Marketing: During the first quarter of 2009, marketing expenses decreased to $109,186 when compared with the same period of 2008, due to decreased wages, advertising and trade show expenses during the first quarter of 2009.

Customer Service: Customer service expenses decreased to $24,618 during the first quarter of 2009, due to a decreased amount of wages and travel expenses when compared with the same quarter of 2008.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $10,853 in interest and dividend income during the quarter ending March 31, 2009.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $1,564 for the first quarter of 2009 compared to a net loss of $36,240 for the same quarter of 2008.  The reduction in the Company’s net loss is due to decreased operating expenses resulting from Management’s aggressive cost reduction and control during the first quarter of 2009.

B.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2009 was 32.5:1 compared to 31.2:1 at December 31, 2008.  The increase in current ratio is due to reduction of the Company’s accounts payable amounts during the first quarter of 2009, when compared with amounts at December 31, 2008.

For the quarter ending March 31, 2009, the Company had cash and cash equivalents of $891,362 as compared to cash and cash equivalent holdings of $512,800 at December 31, 2008. Certificates of Deposit decreased to $1,140,000 as of March 31, 2009, from $1,432,000 as of December 31, 2008 to timing differences in certificate maturities when compared with year-end 2008.

Accounts receivable decreased to $169,179 as of March 31, 2009, from December 31, 2008 levels of $195,429, due to sales and collection cycle timing differences during the first quarter of 2009 when compared with the fourth quarter of 2008.  Inventory decreased to $592,802 at March 31, 2009, from December 31, 2008 levels of $639,779 due to decreased material purchases by the Company that more closely matched reduced sales revenues during the first quarter of 2009.  The Company's fixed assets, net of depreciation, decreased to $100,686 as of March 31, 2009 from December 31, 2008 levels of $110,722, due to depreciation during the first quarter of 2009 of $10,036.

Prepaid expenses decreased to $16,776 as of March 31, 2009 as compared with $26,742 for December 31, 2008 due to timing differences for prepaid tradeshow expenses and reduced prepaid network expenses when compared with year-end 2008.

As of March 31, 2009, the trade accounts payable balance was $40,416 compared with $50,013 at December 31, 2008, and reflects amounts owed for purchases of inventory items and contracted services.  The Company had    federal income taxes receivable for March 31, 2009 of $63,842 pending approval and receipt of refund from the Internal Revenue Service.  The Company’s prepaid federal income tax asset decreased to $35,600 at March 31, 2009 as the result of the potential tax liability for the first quarter of 2009.  Accrued liabilities as of March 31, 2009 were $49,532, compared with $43,535 at December 31, 2008, and reflect items such as payroll and state tax liabilities, as well as accrued vacation benefits.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2009 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There is no established market for trading the Common Stock of the Company. The market for the Company’s common stock is limited, and as such shareholders may have difficulty reselling their shares when desired or at attractive market prices.  The Common Stock is not regularly quoted in the automated quotation system of a registered securities system or association.  The Common Stock of the Company is traded on the “over-the-counter” market maintained by the Financial Industry Regulatory Authority (“FINRA”) and is listed on the OTC electronic bulletin board under the symbol of "ELST".  The Company’s common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

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

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2009.

The material weakness is as follows:

We did not maintain effective controls to ensure appropriate segregation of duties as the same employees were responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to the (1) significance of segregation of duties to the preparation of reliable financial statements; (2) the significance of potential misstatement that could have resulted due to the deficient controls; and, (3) the absence of sufficient other mitigating controls; we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

Management has evaluated and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective have not been found based on the size and structure of our organization.  Taking into account our net loss for 2008, reduced revenues experienced to date in 2009, and the continued uncertainty posed by the current United States and world wide economic downturn, Management does not foresee implementing a cost effective method of mitigating our internal controls weaknesses in the near term.   Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the quarter ended March 31, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 5.  Other Information

The Company filed a Form 8-K dated February 19, 2009 regarding issuance of stock options pursuant to the Company’s stock option award program, which is incorporated herein by reference.

Item 6.  Exhibits

31.1

CEO Certification

31.2

CFO Certification

32.1

CEO Section 906 Certification

32.2

CFO Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T.L. KIRCHNER
Date: May 12, 2009	Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

By: /s/ JON COREIO
Date: May 12, 2009	Name: Jon Correio
Title: Director/Secretary/Treasurer
(Principal Financial Officer)