Form 10-Q
period 2009-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2009-08-12
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2009, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Six Months Ended	June 30, 2009	June 30, 2008
Sales	$ 972,028	$ 1,061,047
Other Revenues	16,984	35,220
Gross Profit	576,158	588,074

Net Income (Loss) Before Taxes	$ 39,617	$ (158,917)
Net Income (Loss) After Taxes	36,117	(133,517)

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.01	$ (0.03)
Diluted	0.01	(0.03)

Earnings (Loss) Per Share After Taxes
Basic	$ 0.01	$ (0.03)
Diluted	0.01	(0.03)

Weighted Average Shares Outstanding (Basic)
Primary	5,158,667	5,157,156
Diluted	5,158,667	5,199,551

Total Assets	$ 3,096,416	$ 3,251,230

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,969,419	$ 2,950,476

Shareholders' Equity Per Share	$ 0.58	$ 0.57

Working Capital	$ 2,877,428	$ 2,817,271

Current Ratio	30:1	12:1

Equity To Total Assets	96%	91%

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (as prepared by Management) (Unaudited)

	June 30, 2009	Dec. 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 862,329	$ 512,800
Short Term Certificates of Deposit Investments	1,292,000	1,432,000
Accounts Receivable, net of allowance for uncollectibles	197,064	195,429
Inventory	552,093	639,779
Accrued Interest	5,682	13,521
Prepaid Federal Income Taxes	25,600	37,600
Federal Income Taxes Receivable	--	63,842
Prepaid Expenses	41,657	26,742
Total Current Assets	2,976,425	2,921,713

PROPERTY & EQUIPMENT net of depreciation	90,651	110,722

OTHER ASSETS	340	340
DEFERRED INCOME TAX BENEFIT	29,000	27,100
TOTAL ASSETS	$ 3,096,416	$ 3,059,875

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 50,277	$ 50,013
Accrued Liabilities	48,720	43,535
Total Current Liabilities	98,997	93,548

DEFERRED INCOME TAX LIABILITY	28,000	34,600

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,158,667 Shares Issued and Outstanding for June 30, 2009 and June 30, 2008	5,159	5,159
Additional Paid-in Capital	991,875	990,300
Retained Earnings	1,972,385	1,936,268
	2,969,419	2,931,727
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,096,416	$ 3,059,875

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (as prepared by Management) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

SALES	$ 519,899	$ 480,910	$ 972,028	$ 1,061,047
COST OF SALES	213,704	219,967	395,870	472,973
Gross Profit	306,194	260,943	576,158	588,074

OPERATING EXPENSES
Finance/Administration	59,191	70,075	142,594	171,839
Research & Development	67,189	132,171	135,463	260,008
Marketing	116,607	149,912	225,793	275,959
Customer Service	25,058	37,586	49,676	74,405
Total Operating Expenses	268,045	389,744	553,526	782,211
OPERATING INCOME (LOSS)	38,149	(128,801)	22,632	(194,137)

Other Income (expenses)
Interest/Investment Income	6,131	15,999	16,985	34,695
Uncollectible amount recovered	--	525	--	525
Net Other Income (Expense)	6,131	16,524	16,985	35,220

NET INCOME (LOSS) BEFORE TAX	44,280	(112,277)	39,617	(158,917)
Provision For Income Tax	(6,600)	15,000	(3,500)	25,400

NET INCOME (LOSS)	$ 37,680	$ (97,277)	$ 36,117	$ (133,517)

Basic Earnings (Loss) Per Share Before Tax	$ 0.01	$ (0.02)	$ 0.01	$ (0.03)
Basic Earnings (Loss) Per Share After Tax	$ 0.01	$ (0.02)	$ 0.01	$ (0.03)

Diluted Earnings (Loss) Per Share Before Tax	$ 0.01	$ (0.02)	$ 0.01	$ (0.03)
Diluted Earnings (Loss) Per Share After Tax	$ 0.01	$ (0.02)	$ 0.01	$ (0.03)

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (as prepared by Management) (Unaudited)
	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ 36,117	$ (133,517)
Noncash items included in income:
Depreciation	20,071	24,727
Prepaid Federal Income Taxes	12,000	(48,300)
Accrued Interest	7,839	7,310
Deferred Income Tax	(8,500)	(14,700)
Share Based Compensation	1,575	3,920

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	(1,635)	112,781
Inventory	87,686	(151,727)
Federal Income Taxes Receivable	63,842	--
Prepaid Expenses	(14,915)	(27,547)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	5,449	(78,881)
Refundable Deposits	--	(4,394)
Accrued Federal Income Taxes	--	(12,304)
	209,529	(322,632)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of Deposit Redeemed (Purchased)	140,000	190,000
Additions To Property And Equipment	--	(10,853)
	140,000	179,147
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Stock Option Exercise	--	3,900

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	349,529	(139,585)
Cash And Cash Equivalents At Beginning Of Period	512,800	1,479,985
Cash And Cash Equivalents At Ending of Period	$ 862,329	$ 1,340,400

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 0	$ 49,904

Cash allocated for Cash Distribution	$ 0	$ 103,173

Cash And Cash Equivalents:
Cash	$ 25,079	$ 23,815
Money Market Accounts	837,250	1,316,585
	$ 862,329	$ 1,340,400

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month and six month periods ended June 30, 2009 and June 30, 2008.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2008 as filed with Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2009 and June 30, 2008, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	June 30 2009	December 31 2008
Parts	$ 223,112	$ 312,540
Work in progress	64,073	4
Finished goods	264,908	327,235
	$ 552,093	$ 639,779

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The primary weighted average number of common shares outstanding was 5,158,667 and 5,157,156 for the six months ended June 30, 2009 and 2008, respectively.  The primary weighted average number of common shares outstanding for the three month period ending June 30, 2009 and 2008 was 5,158,667 and 5,173,958, respectively.

For the three months ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS Income available to common stockholders	$37,680	5,158,667	$0.01
Diluted EPS Income available to common stockholders + assumed conversions	$37,680	5,158,667	$0.01

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

As of June 30, 2009, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 19, 2009, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 19, 2009 totaled 195,000 shares under option and have an exercise price of $0.31 per share.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2009	2008	2007
Dividend yield	6.06%	2.35%	1.43%
Expected volatility	108%	75%	39%
Risk-free interest rate	1.38%	2.24%	4.40%
Expected term (in years)	3	3	3
Estimated Fair Value per Option Granted	$0.18	$0.39	$0.21

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2009 through 2005 was 9%.

A summary of option activity during the six months ended June 30, 2009 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2009	570,000	$0.72
Granted	195,000	0.31
Exercised	--	--
Canceled	(200,000)	0.68
Outstanding at June 30, 2009	565,000	0.60

For the second quarter of 2009, compensation expense charged against income for stock options was $788 ($520 after tax).  No non-vested share-based compensation arrangements existed as of June 30, 2009.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the six-month period ended June 30, 2009, services in the amount of $27,132 were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.

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

During the quarter ended June 30, 2009, Domestic customers represented approximately 77% of total net revenues.  Foreign customers represented approximately 23% of total net revenues.  No sales to a single customer comprised 10% or more of the Company's product sales.  Revenues from foreign countries during the second quarter of 2009 consist primarily of revenues from Mexico, Peru and Canada.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the second quarter of 2009 and 2008 is as follows:

	Domestic	Foreign	Unallocated Corporate	Total
Three months ended June 30, 2009
Total sales	$ 400,795	$ 119,104	$ -	$ 519,899
Total other income	6,131	-	-	6,131
Earnings (loss) before tax	60,524	42,947	(59,191)	44,280
Depreciation/amortization	9,399	-	637	10,036
Identifiable assets	709,786	39,371	2,347,259	3,096,416
Net capital expenditures	-	-	-	-

Three months ended June 30, 2008
Total sales	$ 315,484	$ 165,426	$ -	$ 480,910
Total other income	16,524	-	-	16,524
Earnings (loss) before tax	(83,517)	41,315	(70,075)	(112,277)
Depreciation/amortization	11,876	-	687	12,563
Identifiable assets	871,262	46,949	2,333,020	3,251,231
Net capital expenditures	7,356	-	-	7,356

Six months ended June 30, 2009
Total sales	$ 749,170	$ 222,858	$ -	$ 972,028
Total other income	16,569	415	-	16,984
Earnings (loss) before tax	97,895	84,316	(142,594)	39,617
Depreciation/amortization	18,797	-	1,274	20,071
Identifiable assets	709,786	39,371	2,347,259	3,096,416
Net capital expenditures	-	-	-	-

Six Months ended June 30, 2008
Total sales	$ 733,624	$ 327,423	$ -	$ 1,061,047
Total other income	35,220	-	-	35,220
Earnings (loss) before tax	(77,059)	89,981	(171,839)	(158,917)
Depreciation/amortization	23,387	-	1,340	24,727
Identifiable assets	871,262	46,949	2,333,020	3,251,231
Net capital expenditures	7,356	-	3,497	10,853

NOTE 7 - CASH DISTRIBUTION

On June 6, 2008, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 23, 2008, of $0.02 per share of common stock, with a payable date of July 18, 2008.  The payment of the cash distribution was completed by July 18, 2008.  For the quarter ended June 30, 2008, the Company recognized a current liability in the amount of $103,173, reflecting the total dollar value of the cash distribution.  The Company did not declare a cash distribution for 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2009.  The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services increased to $519,899 for the second quarter of 2008, compared to $480,910 for the second quarter of 2008.  Gross revenues increased to $526,030 for the quarter ended June 30, 2009, from $497,434 for the same quarter of 2008.  Year to date sales decreased to $972,028 as of June 30, 2009 as compared to $1,061,047 as of June 30, 2008. Year to date gross revenues decreased to $989,013 as of June 30, 2009 compared to $1,096,267 as of June 30, 2008.  We believe the increase in quarterly sales revenues is due to orders received for domestic industrial automation projects late in the second quarter of 2009.  We feel that this quarterly revenue increase is temporary, and that the year to date decrease in sales revenues is due to the continued widespread economic downturn in the United States and worldwide, that has lead to delays or cancellations in funding of industrial automation projects using the Company’s products. We believe that the continued economic downturn may continue to negatively affect the Company’s sales revenues during the remainder of 2009.

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

A percentage breakdown of EST's Domestic and Export Sales, for the second quarter of 2009 and 2008 are as follows:

	For the second quarter of
	2009	2008
Domestic Sales	77%	66%
Export Sales	23%	34%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended June 30, 2009, the Company’s domestic operations represented 77% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues increased to $400,795 for the quarter ended June 30, 2009, compared to $315,484 for the quarter ended June 30, 2008.  We believe the increase in quarterly sales revenues is due to orders received for domestic industrial automation projects late in the second quarter of 2009.  We feel that the quarterly revenue increase is temporary and that the continued economic downturn may continue to negatively affect the Company’s domestic sales revenue during the remainder of 2009.

The Company’s domestic sales were augmented by sales of the Company’s products for MDCS projects to public entities, which accounted for 5% of the Company’s domestic sales during the second quarter of 2009.  Management believes MDCS sales were weaker than expected during the first quarter of 2009 due to reduced funding for projects involving the Company’s products and the extended procurement cycle for public safety entities.  We believe that MDCS sales are difficult to predict and cannot be assured due to public safety entity purchases being linked to uncertain government funding.  During the quarter ended June 30, 2009 no sales to a single customer comprised 10% or more of the Company's domestic product sales.

Domestic segment operating income was $60,524 for the quarter ended June 30, 2009 as compared with a segment operating loss of $83,517 for the same quarter of 2008, due to decreased operating expenses for the segment during the second quarter of 2009.

For the six-month period ended June 30, 2009, the Company’s domestic operations represented 77% of the Company’s total sales revenues.  Year to date domestic sales revenues increased to $749,170 as of June 30, 2009 compared to $733,624 for the same period of 2008. We believe the increase in quarterly sales revenues is due to orders received for domestic industrial automation projects late in the second quarter of 2009.  We feel that the quarterly revenue increase is temporary and that the continued economic downturn may continue to negatively affect the Company’s domestic sales revenue during the remainder of 2009.  The Company’s year to date domestic sales were augmented by sales of the Company’s products for MDCS to public entities, which accounted for 5% of the Company’s domestic sales during the first six months of 2009.

Year to date domestic segment operating income was $97,895 for the period ended June 30, 2009 as compared with a segment operating loss of $77,059 for the same period of 2008, due to decreased operating expenses for the segment during the first half of 2009.

Foreign Revenues

The Company’s foreign operating segment represented 23% of the Company’s total net revenues for the quarter ended June 30, 2009.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended June 30, 2009, the Company had $119,104 in foreign export sales, amounting to 23% of total net revenues of the Company for the quarter, compared with foreign export sales of $165,426 for the same quarter of 2008.  We believe the decrease in foreign sales revenues is due to the continued widespread worldwide economic downturn that has led to delays or cancellations in funding of industrial automation projects using the Company’s products.  We believe that the continued economic downturn may continue to negatively affect the Company’s foreign sales revenue during the remainder of 2009.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 2009.  Products purchased by foreign customers were used primarily in industrial automation applications.  We believe the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment increased to $42,947 for the quarter ended June 30, 2009 as compared with a net operating income of $41,315 for the same period of 2008, due to decreased operating expenses for the segment during the second quarter of 2009.

For the six-month period ended June 30, 2009, the Company had $222,858 in foreign export sales, amounting to 23% of total sales revenues of the Company for the period, compared with foreign export sales of $327,423 for the same period of 2008. We believe the decrease in foreign sales revenues is due to the continued widespread worldwide economic downturn that has led to delays or cancellations in funding of industrial automation projects using the Company’s products.  We believe that the continued economic downturn may continue to negatively affect the Company’s foreign sales revenue during the remainder of 2009.  Products purchased by foreign customers were used primarily in industrial automation applications.

Year to date foreign segment operating income decreased to $84,316 for the period ended June 30, 2009 as compared with a segment operating income of $89,981 for the same period of 2008, due to decreased sales revenues for the segment during the first half of 2009.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses decreased during the quarter ended June 30, 2009 to $59,191 as compared with $70,075 for the same quarter of 2008, and represented expense to total net revenues percentages of 11% and 14% for the first quarters of 2009 and 2008, respectively.

Year to date unallocated corporate expenses decreased for the period ended June 30, 2009 to $142,594 as compared with $171,839 for the same period of 2008, due to decreased professional services, general equipment maintenance and department related wages, and represented expense to total net revenues percentages of 14% and 16% for the first six months of 2009 and 2008, respectively.

BACKLOG:

The Corporation had an order backlog of $21,000 as of June 30, 2009.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarter of 2009 and 2008 was 41% and 46%, respectively. The cost of sales decrease for the second quarter of 2009 is the result the product mix for items sold during the quarter having a more favorable profit margin when compared with the same period of 2008.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2009 decreased $121,699 from the second quarter of 2008.  The following is an outline of operating expenses:

For the quarter ended:	June 30, 2009	June 30, 2008	Increase (Decrease)
Finance/Administration	$ 59,191	$ 70,075	$ (10,884)
Research/Development	67,189	132,171	(64,982)
Marketing	116,607	149,912	(33,305)
Customer Service	25,058	37,586	(12,528)
Total Operating Expenses	$ 268,045	$ 389,744	$ (121,699)

FINANCE AND ADMINISTRATION:

During the second quarter of 2009, Finance and Administration expenses decreased to $59,191 from the same quarter of 2008 due to decreased wages and professional service expenses during the second quarter of 2009.

RESEARCH AND DEVELOPMENT:

Research and Development expenses decreased $64,982 during the second quarter of 2009, when compared with the same period in 2008.  The decrease is due to reduced subcontracted engineering expertise, research and development related supplies and wages when compared with the same quarter of 2008.

MARKETING:

During the second quarter of 2009, marketing expenses decreased $33,305 from the same period in 2008, due to decreased wages, advertising and trade show expenses.

CUSTOMER SERVICE:

Customer service expenses decreased $12,528 during the second quarter of 2009 due to a decreased amount of wages and travel expenses when compared with the same quarter of 2008.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $6,131 in interest and dividend income during the quarter ended June 30, 2009.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had net income of $37,680 for the second quarter of 2009, compared to a net loss of $97,277 for the same quarter of 2008.  For the six-month period ended June 30, 2009, the Company recorded a net income of $36,117 compared with a net loss of $133,517 for the same period of 2008.  The improvement in the Company’s profitability is due to decreased operating expenses resulting from Management’s aggressive cost reduction and control during 2009.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2009 was 30:1 compared to 31.2:1 at December 31, 2008.  For the quarter ending June 30, 2009, the Company had cash and cash equivalents of $862,329, compared to cash and cash equivalent holdings of $512,800 at December 31, 2008.  The Company had certificates of deposit investments in the amount of $1,292,000 as of June 30, 2009 as compared to $1,432,000 as of December 31, 2008.

Accounts receivable increased slightly to $197,064 as of June 30, 2009, from December 31, 2008 levels of $195,429, due to strong sales late in the second quarter of 2009.  Inventory decreased to $552,093 at June 30, 2009, from December 31, 2008 levels of $639,779, due to decreased material purchases by the Company that more closely matched reduced sales revenues during the first six months of 2009.  The Company's fixed assets, net of depreciation, decreased to $90,651 as of June 30, 2009, from December 31, 2008 levels of $110,722, due to depreciation of $20,071.

Since January 1, 2005, the Company has contracted with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The prepaid Netsuite Inc. services as of June 30, 2009 are reflected in “prepaid expenses” on the Company’s balance sheet in the amount of $29,964.

As of June 30, 2009, the Company’s accounts payable balance was $50,277 as compared with $50,013 at December 31, 2008, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities as of June 30, 2009 were $48,720, compared with $43,535 at December 31, 2008, and reflect items such as accrued vacation benefits.  The Company’s prepaid federal income tax asset decreased to $25,600 at June 30, 2009 from $37,600 at December 31, 2008, as a result of improved Company profitability during the first six months of 2009.  The Company’s Federal Income Taxes Receivable asset of $63,842 at December 31, 2008 was eliminated by the Company receiving a tax refund from the Internal Revenue Service.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2009 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2009.

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

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of June 30, 2009.

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

Management has evaluated and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective have not been found based on the size and structure of our organization.  Taking into account our net loss for 2008, reduced revenues experienced to date in 2009, and the continued uncertainty posed by the current United States and worldwide economic downturn, Management does not foresee implementing a cost effective method of mitigating our internal controls weaknesses in the near term.   Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the quarter ended June 30, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to the Securities Holders

At the Company's Annual Stockholder Meeting on June 5, 2009, in Kennewick, Washington the following items were voted on by the stockholders with the following outcomes:

Item #1 Election of Directors:

Melvin H. Brown
Votes for: 4,337,213	Against: 102,275 Abstain: 2,400

Jon Correio
Votes for: 4,318,281	Against: 122,707 Abstain: 900

Robert Southworth
Votes for: 4,390,781	Against: 50,207 Abstain: 900

Item #2 Ratification of Moe O’Shaughnessy & Associates, P.S. as independent auditors and tax service provider for the Corporation for the fiscal year ending December 31, 2009.

Votes for: 4,365,460	Votes against: 20,938	Abstain: 55,490

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

/s/ T. L. KIRCHNER
Date: August 12, 2009
Name: T.L. Kirchner
Title: Director/President (Principal Executive Officer)

/s/ JON CORREIO
Date: August 12, 2009
Name: Jon Correio
Title: Director/Secretary/Treasurer (Principal Financial Officer)