Form 10-Q
period 2009-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2009-11-12
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2009, the number of the Company's shares of common stock par value $0.001 outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Nine Months Ended	September 30, 2009	September 30, 2008
Sales	$ 1,351,297	$ 1,667,605
Other Revenues	20,983	48,515
Gross Profit	788,613	946,608

Net Income (Loss) Before Taxes	4,475	(125,554)
Net Income (Loss) After Taxes	8,475	(108,068)

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.00	$ (0.02)
Diluted	0.00	(0.02)

Earnings (Loss) Per Share After Taxes
Basic	$ 0.00	$ (0.02)
Diluted	0.00	(0.02)

Weighted Average Shares Outstanding
Primary	5,158,667	5,157,660
Diluted	5,160,637	5,185,923

Total Assets	$ 3,049,721	$ 3,198,767

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,942,564	$ 2,977,886

Shareholders' Equity Per Share	$ 0.57	$ 0.58

Working Capital	$ 2,859,109	$ 2,857,346

Current Ratio	35.7:1	16.9:1

Equity To Total Assets	96%	93%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

BALANCE SHEETS

 (as prepared by Management)

 (Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 939,181	$ 512,800
Short Term Certificates of Deposit Investments	1,245,000	1,432,000
Accounts Receivable, Net of Allowance for Uncollectibles	126,393	195,429
Inventory	546,409	639,779
Accrued Interest	2,619	13,521
Prepaid Federal Income Taxes	31,600	37,600
Federal Income Taxes Receivable	--	63,842
Prepaid Expenses	50,264	26,742
Total Current Assets	2,941,466	2,921,713

PROPERTY & EQUIPMENT, Net of Depreciation	80,615	110,722

OTHER ASSETS	340	340
Deferred Income Tax Benefit	27,300	27,100
TOTAL ASSETS	$ 3,049,721	$ 3,059,875

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 37,607	$ 50,013
Refundable Deposits	1,988	--
Accrued Liabilities	42,762	43,535
Total Current Liabilities	82,357	93,548

Deferred Income Tax Liability	24,800	34,600

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,158,667 Shares Issued and Outstanding	5,159	5,159
Additional Paid-in Capital	992,662	990,300
Retained Earnings	1,944,743	1,936,268
	2,942,564	2,931,727

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,049,721	$ 3,059,875

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(as prepared by Management)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

SALES	$ 379,269	$ 606,559	$ 1,351,297	$ 1,667,605
COST OF SALES	166,814	248,024	562,684	720,997
Gross Profit	212,455	358,535	788,613	946,608

OPERATING EXPENSES
Finance/Administration	53,360	58,146	195,954	229,985
Research & Development	67,139	126,818	202,602	386,826
Marketing	107,786	122,800	333,580	398,759
Customer Service	23,310	30,703	72,985	105,107
Total Operating Expense	251,595	338,467	805,121	1,120,677
OPERATING INCOME (LOSS)	(39,140)	20,068	(16,508)	(174,069)

Other Income (Expenses)
Interest/Investment Income	3,998	13,295	20,983	47,990
Uncollectible Amounts Recovered	--	--	--	525
Net Other Income (Expense)	3,998	13,295	20,983	48,515

INCOME (LOSS) BEFORE TAX	(35,142)	33,363	4,475	(125,554)
Provision For Income Tax	7,500	(7,914)	4,000	17,486

NET INCOME (LOSS)	$ (27,642)	$ 25,449	$ 8,475	$(108,068)

Basic Earnings (Loss) Per Share Before Tax	($ 0.01)	$ 0.01	$ 0.00	($ 0.02)
Basic Earnings (Loss) Per Share After Tax	($ 0.01)	$ 0.01	$ 0.00	($ 0.02)

Diluted Earnings (Loss) Per Share Before Tax	($ 0.01)	$ 0.01	$ 0.00	($ 0.02)
Diluted Earnings (Loss) Per Share After Tax	($ 0.01)	$ 0.01	$ 0.00	($ 0.02)

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(as prepared by Management)

(Unaudited)

Nine Months Ended	September 30, 2009	September 30, 2008
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ 8,475	$ (108,068)
Noncash items included in income:
Depreciation	30,107	37,390
Prepaid Federal Income Taxes	6,000	(43,000)
Deferred Income Tax	(10,000)	(12,200)
Accrued Interest	10,902	3,209
Shared Based Compensation	2,362	5,880

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	69,036	137,249
Inventory	93,370	(129,965)
Federal Income Taxes Receivable	63,842	--
Prepaid Expenses	(23,522)	(29,909)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(13,179)	(108,787)
Refundable Deposits	1,988	52,212
Accrued Federal Income Taxes	--	(12,304)
	239,381	(208,293)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of Deposit Redeemed (Purchased)	187,000	(40,000)
Additions To Property And Equipment	--	(13,350)
	187,000	(53,350)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Stock Options Exercised	--	3,900
Cash Distribution Paid to Shareholders	--	(103,173)
	--	(99,273)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	426,381	(360,916)
Cash And Cash Equivalents At Beginning Of Period	512,800	1,479,985
Cash And Cash Equivalents At Ending of Period	$ 939,181	$ 1,119,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 0	$ 50,018

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash And Cash Equivalents:
Cash	$ 41,622	$ 57,931
Money Market Accounts	897,559	1,061,138
	$ 939,181	$ 1,119,069

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the “Company”), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2009 and September 30, 2008. All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2008 as filed with Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 2009 and September 30, 2008, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30 2009	December 31 2008
Parts	$208,865	$312,540
Work in progress	79,059	4
Finished goods	258,485	327,235
	$546,409	$639,779

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The primary weighted average number of common shares outstanding was 5,158,667 and 5,157,660 for the nine months ended September 30, 2009 and September 30, 2008, respectively.  The primary weighted average number of common shares outstanding for the three months ended September 30, 2009 and 2008 was 5,158,667.

NOTE 4 - STOCK OPTIONS

As of September 30, 2009, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 19, 2009, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 19, 2009 totaled 195,000 shares under option and have an exercise price of $0.31 per share.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2009	2008	2007
Dividend yield	6.06%	2.35%	1.43%
Expected volatility	108%	75%	39%
Risk-free interest rate	1.38%	2.24%	4.40%
Expected term (in years)	3	3	3
Estimated Fair Value per Option Granted	$0.18	$0.39	$0.21

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2009 through 2006 was 9%.

A summary of option activity during the nine months ended September 30, 2009 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2009	570,000	$0.72
Granted	195,000	0.31
Exercised	--	--
Canceled	(200,000)	0.68
Outstanding at September 30, 2009	565,000	0.60

For the third quarter of 2009, compensation expense charged against income for stock options was $788 ($520 after tax).   No non-vested share-based compensation arrangements existed as of September 30, 2009.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 2009 services in the amount of $41,557 were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.

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

During the quarter ended September 30, 2009, Domestic customers represented approximately 76% of total sales. Foreign customers represented approximately 24% of total sales.  No sales to a single customer comprised 10% or more of the Company's sales revenues for the quarter ended September 30, 2009.  Revenues from foreign countries consisted primarily of revenues from Mexico, Canada and Colombia.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the third quarter of 2009 and 2008 is as follows:
	Domestic	Foreign	Unallocated Corporate	Total
Three months ended September 30, 2009
Total sales	$288,509	$90,760	$ -	$379,269
Total other income	3,998	-	-	3,998
Earnings (loss) before tax	(13,314)	31,532	(53,360)	(35,142)
Depreciation	9,399	-	637	10,036
Identifiable assets	625,938	46,863	2,376,920	3,049,721
Net capital expenditures	-	-	-	-

Three months ended September 30, 2008
Total sales	$498,939	$107,620	$ -	$606,559
Total other income	13,295	-	-	13,295
Earnings (loss) before tax	49,838	41,671	(58,146)	33,363
Depreciation	11,972	-	690	12,662
Identifiable assets	829,297	17,276	2,352,194	3,198,767
Net capital expenditures	2,496	-	-	2,496

Nine months ended September 30, 2009
Total sales	$1,037,679	$313,618	$ -	$1,351,297
Total other income	20,568	415	-	20,983
Earnings (loss) before tax	88,435	111,994	(195,954)	4,475
Depreciation	28,197	-	1,910	30,107
Identifiable assets	625,938	46,863	2,376,920	3,049,721
Net capital expenditures	-	-	-	-

Nine months ended September 30, 2008
Total sales	$1,232,562	$435,043	$ -	$1,667,605
Total other income	48,515	-	-	48,515
Earnings (loss) before tax	(64,348)	168,779	(229,985)	(125,554)
Depreciation	35,359	-	2,031	37,390
Identifiable assets	829,297	17,276	2,352,194	3,198,767
Net capital expenditures	9,852	-	3,498	13,350

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

ITEM II

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the company’s unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2009.  The following statements may be forward looking in nature and actual results may differ materially.

A.

RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem systems, accessories, and services decreased to $379,269 for the third quarter of 2009 as compared to $606,559 in the third quarter of 2008.  Gross revenues decreased to $383,267 for the quarter ending September 30, 2009, from $619,854 for the third quarter of 2008. As of September 30, 2009, year to date sales decreased to $1,351,297 as compared to $1,667,605 as of September 30, 2008. Year to date gross revenues decreased to $1,372,280 as of September 30, 2009 compared to $1,716,120 as of September 30, 2008.  Management believes the decrease in sales revenues is due to a continued general economic downturn in the United States and worldwide that has led to delays or cancellations in funding of industrial automation projects using the Company’s products. Management has stated previously and continues to believe that this general economic downturn will continue to negatively affect the Company’s domestic sales revenue during 2009 and moving forward into 2010.

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

A percentage breakdown of EST's Domestic and Export Sales, for the third quarter of 2009 and 2008 are as follows:

For the third quarter of
	2009	2008
Domestic Sales	76%	82%
Export Sales	24%	18%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended September 30, 2009, the Company’s domestic operations represented 76% of the Company’s total net revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $288,509 for the quarter ended September 30, 2009, compared to $498,939 for the quarter ended September 30, 2008.   The Company’s MDCS sales accounted for 2% of the Company’s domestic sales during the third quarter of 2009. Management believes the decrease in sales revenues is due to a continued general economic downturn in the United States that has led to delays or cancellations in funding of industrial automation projects using the Company’s products. Management has stated previously and continues to believe that this general economic downturn will continue to negatively affect the Company’s domestic sales revenue during 2009 and moving forward into 2009.

No sales to a single customer comprised 10% or more of the Company's sales revenues for the quarter ended September 30, 2008.

Domestic segment operating loss was $13,314 for the quarter ended September 30, 2009 as compared with a segment operating income of $49,838 for the same quarter of 2008, due to decreased sales revenues for the segment during the third quarter of 2009.

For the nine-month period ended September 30, 2009, the Company’s domestic operations represented 77% of the Company’s total net revenues.  Year to date domestic sales revenues decreased to $1,037,679 as of September 30, 2009, compared to $1,232,562 for the same period of 2008.  Management believes the decrease in sales revenues is due to a continued general economic downturn in the United States that has led to delays or cancellations in funding of industrial automation projects using the Company’s products. Management has stated previously and continues to believe that this general economic downturn will continue to negatively affect the Company’s domestic sales revenue during 2009 and moving forward into 2010.  The Company’s year to date MDCS to public entities which accounted for 4% of domestic sales during the first nine months of 2009 as compared with 10% of the Company’s domestic sales for the same period of 2008.

The domestic segment recorded an operating income of $88,435 for the nine month period ended September 30, 2009 as compared with a segment operating loss of $64,348 for the same period of 2008.  The increase in profitability is due to decreased operating expenses for the segment during the first nine months of 2009.

Foreign Revenues

The Company’s foreign operating segment represented 24% of the Company’s total sale for the quarter ended September 30, 2009.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended September 30, 2009, the Company had $90,760 in foreign export sales, amounting to 24% of total sales of the Company for the quarter, compared with foreign export sales of $107,620 for the same quarter of 2008.  We believe the decrease in foreign sales revenues is due to the continued widespread worldwide economic downturn that has led to delays or cancellations in funding of industrial automation projects using the Company’s products.  Revenues from foreign countries consisted primarily of revenues from Mexico, Canada and Colombia.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended September 30, 2009.  Products purchased by foreign customers were used primarily in industrial automation applications.

Operating income for the foreign segment decreased to $31,532 for the quarter ended September 30, 2009 as compared with an operating income of $41,671 for the same period of 2008 due to the decrease in sales revenues for the segment.

For the nine-month period ended September 30, 2009, the Company had $313,618 in foreign export sales, amounting to 23% of total net revenues of the Company for the period, compared with foreign export sales of $435,043 for the same period of 2008.  We believe the decrease in foreign sales revenues is due to the continued widespread worldwide economic downturn that has led to delays or cancellations in funding of industrial automation projects using the Company’s products.  Revenues from foreign countries during the first nine months of 2009 consisted primarily of revenues from Mexico, Canada, Colombia and Croatia.  Management believes the majority of foreign export sales are the result of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Year to date foreign segment operating income decreased to $111,994 for the period ended September 30, 2009 as compared with a segment operating income of $168,779 for the same period of 2008, due to decreased year to date sales revenues.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses decreased during the quarter ended September 30, 2009 to $53,360 as compared with $58,146 for the same quarter of 2008, and represented expense to total sales revenues percentage of 14% and 10% for the third quarters of 2009 and 2008, respectively.

Year to date unallocated corporate expenses decreased for the period ended September 30, 2009 to $195,954 as compared with $229,985 for the same period of 2008, due to decreased professional services, general equipment maintenance and department related wages, and represented expense to total sales revenues percentages of 15% and 14% for the first nine months of 2009 and 2008, respectively.

BACKLOG:

The Company had a backlog of $10,300 at September 30, 2009.  Customers generally place orders on an “as needed basis”.  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 2009 and 2008 were 44% and 41%, respectively. The cost of sales increase for the third quarter of 2009 is the result the product mix for items sold during the quarter having a less favorable profit margin when compared with the same period of 2008.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2009 decreased $86,872 when compared with the third quarter of 2008.  The following is a delineation of operating expenses:

For the quarter ended:	September 30, 2009	September 30, 2008	Increase (Decrease)
Finance/Administration	$ 53,360	$ 58,146	$ (4,786)
Research/Development	67,139	126,818	(59,679)
Marketing	107,786	122,800	(15,014)
Customer Service	23,310	30,703	(7,393)
Total Operating Expenses	$ 251,595	$ 338,467	$ (86,872)

FINANCE AND ADMINISTRATION:

During the third quarter of 2009 Finance and Administration expenses decreased to $53,360 when compared with the third quarter of 2008. The decrease is due to decreased wages and professional service expenses during the third quarter of 2009.

RESEARCH AND DEVELOPMENT:

During the third quarter of 2009, Research and Development expenses decreased to $67,139, a decrease of $59,679 when compared with the third quarter of 2008.  The decrease is due to reduced subcontracted engineering expertise, research and development related supplies and wages when compared with the same quarter of 2008.

MARKETING:

Marketing expenses decreased $15,014, to $107,786, during the third quarter of 2009 when compared with the third quarter of 2008 due to decreased wages, advertising and trade show expenses.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 2009 decreased to $23,310, when compared with the third quarter of 2008 due to a decreased amount of wages and travel expenses.

INTEREST AND INVESTMENT INCOME:

The Company earned $3,998 in investment and interest income for the quarter ended September 30, 2009. Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company recorded a net loss of $27,642 for the third quarter of 2009, compared to net income of $25,449 for the third quarter of 2008.  The decrease in profitability is the result of decreased sales and interest revenues during the third quarter of 2009 when compared with the third quarter of 2008.  Year to date, the Company has a net income of $8,475 for the nine months ended September 30, 2009, compared with a net loss of $108,068 for the same period of 2008.  The improvement in the Company’s year to date profitability is due to decreased operating expenses resulting from Management’s aggressive cost reduction and control during 2009.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2009 was 35.7:1 compared to 31.2:1 at December 31, 2008. For the quarter ending September 30, 2009, the Company had cash and cash equivalent holdings of $939,181 as compared to cash and cash equivalent holdings of $512,800 at December 31, 2008.  The Company had certificates of deposit investments in the amount of $1,245,000 as of September 30, 2009 as compared to $1,432,000 as of December 31, 2008.

Accounts receivable decreased to $126,393 as of September 30, 2009, from December 31, 2008 levels of $195,429, due to sales and collections timing differences.  Inventory decreased to $546,409 at September 30, 2009, from December 31, 2008 levels of $639,779, due to decreased material purchases by the Company that more closely matched reduced sales revenues during the first nine months of 2009.  The Company's fixed assets, net of depreciation, decreased to $80,615 as of September 30, 2009, from December 31, 2008 levels of $110,722 due to depreciation of $30,107.  Prepaid expenses increased to $50,264 as of September 30, 2009 from December 31, 2008 amounts of $26,742 due to recent renewal of annual insurance policies, Netsuite network services, and increased prepaid tradeshow expenses.

Since January 1, 2005, the Company has contracted with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The prepaid Netsuite Inc. services as of September 30, 2009 are reflected in “prepaid expenses” on the Company’s balance sheet in the amount of $22,473.

As of September 30, 2009, the Company’s trade accounts payable balance was $37,607 as compared with $50,013 at December 31, 2008, and reflects amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of September 30, 2009 were $42,762, compared with $43,535 at December 31, 2008, and reflect items such as accrued vacation benefits, and quarterly payroll and excise tax liabilities.  The Company’s prepaid federal income tax asset was $31,600 at September 30, 2009 compared with $37,600 at December 31, 2008.  The Company’s Federal Income Taxes Receivable asset of $63,842 at December 31, 2008 was eliminated by the Company receiving a tax refund from the Internal Revenue Service.

It is Management’s opinion the Company’s cash, cash equivalent reserves, and working capital at September 30, 2009 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of September 30, 2009.

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

Except as noted above, there have been no changes during the quarter ended September 30, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 11, 2009	/s/ T. L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

Date: November 11, 2009	/s/ JON CORREIO
Name: Jon Correio
Title: Vice President, Finance & Administration
(Principal Financial Officer)