Form 10-K
period 2009-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2010-03-26
CIK 752294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  000-27793

ELECTRONIC SYSTEMS TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Washington	91-1238077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 N. Quay St., Bldg B1, Kennewick, Washington	99336
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (509) 735-9092

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered under Section 12(g) of the Exchange Act: Common
(Title of Class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $1,264,749 based on the reported last sale price of common stock on June 30, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of March 2, 2010:  5,158,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  Forms 8-K dated February 19, 2009 and February 19, 2010.

ELECTRONIC SYSTEMS TECHNOLOGY INC.

FORM 10-K

PART I

2

Item 1. Business.

2

Item 1A. Risk Factors.

6

Item 1B. Unresolved Staff Comments.

7

Item 2. Properties.

7

Item 3. Legal Proceedings.

7

Item 4. Submission of Matters to a Vote of Security Holders.

7

PART II

8

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities.

8

Item 6. Selected Financial Data.

8

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

8

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

12

Item 8. Financial Statements and Supplementary Data.

13

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

34

Item 9A. Controls and Procedures.

34

Item 9B. Other Information.

35

PART III

35

Item 10. Directors, Executive Officers and Corporate Governance.

35

Item 11. Executive Compensation.

36

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

39

Item 13. Certain Relationships and Related Transactions, and Director Independence.

41

Item 14. Principal Accountant Fees and Services.

41

PART IV

42

Item 15. Exhibits and Financial Statement Schedules.

42

SIGNATURES

43

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

The Company was incorporated in the State of Washington in February 1984, and was granted a United States Patent for the “Wireless Computer Modem” in May 1987, and Canadian patent in October 1988.  The Company established a "doing business as" or "DBA" structure, based on the Company's registered trade name of ESTeem Wireless Modems in 2007.  During the past three years, the Company has continued product improvements and enhancements to incorporate continuing technological developments, and respond to customer needs and market opportunities.  Development efforts during 2009 focused on continued software and hardware refinement to the existing ESTeem 195E family of modem products.  In an effort to maintain and expand its customer base, specifically focusing on the industrial control marketplace, the Company continues efforts to team with all major programmable logic controller (PLC) hardware vendors.  During 2009, the Company continued marketing products for use in SCADA, Industrial Automation and Public Safety Communication marketplaces.

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

PRODUCT APPLICATIONS

Some of the major applications and industries in which ESTeem products are being utilized are as follows:

Agriculture	Material Handling
Airport Lighting	Metals
Automotive	Power
Enterprise Networking	Public Safety
Entertainment	Oil/Gas
Factory Floor Networking	Solar Energy
Federal (military)	Water/Wastewater
Marine	Wind Power

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

Unlicensed Ethernet Spread Spectrum Products

The Company’s Ethernet radios are high performance spread spectrum transceivers employing the industry standard, 10baseT, Ethernet connectivity for commercial, industrial and public safety applications operating in the unlicensed 2.4 GHz and 900 MHz frequency spectrum with data transfer rates from 200Kbps to 54 Mbps.  Typical installations include data rate critical, point to point, point to multi-point, “last-mile” bridge data networking and mobile applications for distances of approximately 5 to 7 miles line-of-sight without the use of the digi-repeater option.  The high data capability of these products allows them to be used in Video and Voice over Internet Protocol (VoIP) applications.

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface
195Eg	Unlicensed	2400	1	1-54 M	5-7	Ethernet/Serial
195Ed	Unlicensed	900	.250 to .630	1-54 M	5-7	Ethernet and Serial
195Es	Unlicensed	900	.125 or 1	200K	10	Ethernet and Serial
WLANC	Unlicensed	2400	0.3	1-11 M	300-3000 ft.	Ethernet

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology.  This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive.  Research and Development expenditures for new product development and improvements of existing products by the Company for 2009 and 2008 were $273,389 and $490,239, respectively.  None of the Company’s research and development expenses were paid directly by any of the Company’s customers.  During 2009, the Company contracted and will continue to contract, with independent, nonaffiliated, engineering companies specializing in software development and hardware design, when such expertise is required.

Development efforts during 2009 focused on the continued software and hardware refinement to the existing ESTeem 195E family of modem products.  The Company plans continued research and development expenditures for development and improvement projects, as they are deemed necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2009 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem products.  Customers generally place orders on an "as needed basis".  Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.  As of December 31, 2009, the Company had a backlog of $63,800 in sales orders.

During 2009, the Company continued advertising in trade publications specifically targeted at users of control, instrumentation, and automation systems, as well as domestic public safety entities.  The Company’s advertising targeted potential users of Programmable Logic Controllers (PLCs).  There are approximately twenty major PLC manufacturers worldwide.  The Company has maintained active attendance of tradeshows targeted toward the customers and markets in which it sells products. During 2009, the Company employed sales managers to concentrate marketing and sales efforts in both domestic and Latin American industrial automation, and public safety communication markets.  During 2010, the Company intends to continue strategies targeting existing markets of industrial automation and public safety networks.  The Company maintains an internet web site to provide access to product and technical information for both present and potential customers of the Company’s products.  Due to the variable configuration possibilities of the Company’s products, and existing reseller relationships, the Company has not implemented an electronic commerce internet website.  The Company provides technical support and service for ESTeem products through phone support, field technicians and internet sources.  The Company believes high quality customer support is necessary and vital to its business.  To maintain a high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

During the year ended December 31, 2009, no sales to any single customer comprised 10% or more of total sales revenues.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

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

On September 15, 2009, Wi-LAN, Inc, an Ontario, Canada Company (TSX: WIN)(“Wi-LAN”) notified the Company of alleged patent infringement.  On November 17, 2009, we entered into a Licensing Agreement with Wi-LAN. Subject to confidentiality provisions, the agreement requires us to pay royalties and in return we are granted certain licensing rights and liability releases.  The allegations by Wi-LAN relate to amendments to Institute of Electrical and Electronics Engineers (IEEE) standard 802.11 wireless architecture, adopted in 1997. Approximately half of the Company’s current products are subject to the alleged patent infringements from Wi-LAN.  The cost of the licensing agreement to the Company is considered by Management to be insignificant.

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

SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of the ESTeem products from sole suppliers.  Components manufactured by Hitachi, Motorola Corporation, Mitsubishi, Murata Corporation, Rakon and Toko America Inc. as purchased through a number of distributors, supply key components for the Company’s products.  The components provided by these companies could be replaced or substituted by other products, if it became necessary to do so.  If this action occurs, a material interruption of production and/or material cost expenditures, for example involved with locating and qualifying replacement components, could take place.

Approximately 10% of the Company’s inventory at December 31, 2009 consisted of parts having lead times ranging from 12 to 18 weeks.  Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, pagers and other personal technology devices, have the potential of creating negative availability and delivery issues for components used by the Company.  The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.

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

EMPLOYEES

As of December 31, 2009, the Company employed a staff of 15 persons on a full time basis, 4 in sales/marketing, 3 in technical support, 7 in engineering/manufacturing, and 1 in finance and administration.  The Company’s operations are dependent upon key members of its engineering and management personnel.  In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized.

Item 1A. Risk Factors.

The current widespread economic downturn could continue to adversely impact our customers, diminish the demand for our products, and harm our operations and financial performance.  We experienced a decrease in sales revenues during 2008 and 2009 which we believe is the result of the continued economic downturn and tenuous economic recovery causing our customers to reduce, delay or eliminate capital investment spending that involved our products.  This decrease in sales revenues resulted in us incurring a net loss during 2008 and marginal profitability during 2009.  If the economic downturn continues or the recent economic recovery stagnates, decreased product sales may continue and we may incur net losses in the future, which would negatively impact ability to generate cash flow for our operations.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2009.  We determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2009.  We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration, with the same employee being responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses are being evaluated, but mitigating controls are impractical and prohibitively costly due to the size of our organization.  The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

EST does not own any real property, plants, mines, or any other materially important physical properties.  The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg B1, Kennewick, Washington.  The Company leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington.  As of January 1, 2010, the total monthly lease cost is $4,360.  The lease covers a period of three years, expiring September 2011.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2009 fiscal year.

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

	Sale Price
	High	Low
2009
First Quarter	$0.35	$0.23
Second Quarter	0.38	0.22
Third Quarter	0.44	0.26
Fourth Quarter	0.55	0.30

2008
First Quarter	$0.99	$0.66
Second Quarter	0.80	0.66
Third Quarter	0.68	0.36
Fourth Quarter	0.51	0.31

The above data was compiled from information obtained from the OTC Bulletin Board system.

The number of record holders of common stock of the Registrant as of January 2, 2010 was 430 persons/entities.

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

FISCAL YEAR 2009 vs. FISCAL YEAR 2008

GROSS REVENUES: Total revenues for the fiscal year 2009 were $1,892,000 reflecting a 13% decrease from $2,169,592 gross revenues for fiscal year 2008.  The decrease in total revenues is the result of decreased product sales and decreased interest revenues during 2009. Product sales decreased to $1,867,076 in 2009, as compared to 2008 sales of $2,108,700, reflecting a decrease in sales of 11%. Management believes the decrease in sales revenues is the result of decreased sales of products in all of the Company’s market segments due to the continued widespread economic downturn experienced both in the United States and worldwide during 2009 resulting in reduced or eliminated capital investment spending by the Company’s customers.  Based on the decrease in sales revenues experienced in 2009 and the tenuous economic recovery in the United States, Management expects similar sales revenues during 2010.  The Company intends to continue targeting existing markets of industrial controls and MDC applications, and continued sales manager activities for coverage and exposure in the domestic industrial automation market.  Management remains committed to implementing existing marketing strategies, however sustaining sales revenues for 2010 cannot be guaranteed due to the highly competitive markets in which the Company’s products and services are marketed and the continuing economic downturn in the United States.

Interest revenues decreased to $24,369 from 2008 levels of $59,718 due to decreased rates of return received on the Company’s investments.

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 13 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represent 75% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic revenues decreased to $1,397,253 for the year ended 2009, compared to $1,515,876 for the year ended 2008.  The decrease in domestic revenues is the result of decreased sales for MDC and Industrial Automation applications during 2009.  Management believes the weak domestic sales revenues are due to the continued widespread economic downturn experienced in the United States during 2009 resulting in reduced or eliminated capital investment spending by the Company’s customers.  A majority of the Company's domestic product sales during 2009 were employed in industrial automation applications. An example of an industrial automation application is a municipal water treatment operation, which employs the ESTeem modem to transmit industrial control information to and from control room areas via a wireless communications infrastructure.  It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future.

The Company’s domestic sales included sales of the Company’s products for MDC systems to public entities, which accounted for 2% of the Company’s domestic sales during 2009.  Management believes MDCS sales were weak during 2009 due to the continued economic downturn experienced in the United States resulting in reduced government funding for projects involving the Company’s products.  An example of an MDC system for a public entity is a local area network (LAN), between police department computer dispatch centers and individual police vehicles. Management believes funding of MDC projects on local, state and federal levels cannot be guaranteed and therefore MDC projects involving the Company’s products become very difficult to predict.

Domestic segment operating income was $81,762 for 2009 as compared with a segment operating loss of $129,161 for 2008 due to decreased segment operating expenses during 2009 when compared with 2008.

Foreign Revenues

The Company’s foreign operating segment represents 25% of the Company’s total sales revenues.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During 2009, the Company had $469,823 in foreign export sales, amounting to 25% of sales revenues for the year, compared with foreign export sales of $592,824 for 2008, reflecting a decrease of 21%. The decrease in segment sales revenues is due to the continued widespread economic downturn experienced both in the United States and worldwide during 2009 resulting in reduced or eliminated capital investment spending by the Company’s customers.  Products purchased by foreign customers were used primarily in industrial automation applications.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment increased to $191,485 for 2009 as compared with $187,866 for 2008 due to decreased segment operating expenses during 2009 when compared with 2008.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration, that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses decreased during 2009 to $250,648 as compared with $286,520 for 2008, and represented expense to total net revenue percentage of 13% for both 2009 and 2008.

As of December 31, 2009, the Company had a backlog of $63,800 in sales orders.  The Company’s customers generally place orders on an "as needed basis".  Shipment for the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:  Cost of Sales, as a percentage of gross sales, was 42% and 45% respectively, for 2009 and 2008.  Cost of Sales variances are the result of differences in the product mix sold and obsolete inventory occurrences, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  The Company's year-end inventory values for 2009 and 2008 were as follows:

	2009	2008
Parts	$258,583	$312,540
Work in progress	25,327	4
Finished goods	219,416	327,235
TOTAL	$503,326	$639,779

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements. Approximately 10% of the Company’s inventory at December 31, 2009 consisted of parts having lead times ranging from 12 to 18 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, pagers and other personal technology devices, have the potential of creating negative availability and delivery issues for components used by the Company.  The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.  Inventory levels decreased between December 31, 2008 and December 31, 2009, due to decreased material purchases by the Company that more closely matched reduced sales revenues.

OPERATING EXPENSES: Operating expenses decreased to $1,092,019 in 2009, from 2008 levels of $1,446,312 as a result of cost reduction measures implemented during 2009 which included wage reductions for all Company employees, a hiring freeze for new employees, and minimal planned capital expenditures.  Material changes in expenses are comprised of the following components: Advertising decreased to $14,194 from $18,087 in 2008 due to differences in trade show related advertising when compared with 2008.  Depreciation expense decreased during 2009 to $40,142 from 2008 levels of $50,068 due to the Company’s decreased depreciable assets and decreased capital purchases when compared with 2008.  Supplies and materials expense decreased to $12,124 for 2009 from 2008 levels of $37,328 due to decreased research and development related supplies during 2009. Professional services decreased to $113,239 from 2008 levels of $302,231 due to curtailed spending on subcontracted software development and engineering expertise by the Company during 2009.  Travel expenses decreased to $65,898 for 2009, compared to $98,659 for 2008, due to decreased sales and customer support related activities when compared with 2008.  Salaries, benefits and related taxes decreased to $1,030,520 in 2009, from 2008 levels of $1,218,655, due to decreased salaries and wages paid by the Company during 2009 when compared with 2008.  Due to continued decreased sales revenues during 2009 and uncertainty surrounding the economic recovery in the United States, the Company intends to continue cost reduction measures for 2010.

FISCAL YEAR 2008 vs. FISCAL YEAR 2007

GROSS REVENUES: Total revenues for the fiscal year 2008 were $2,169,592 reflecting a 30% decrease from $3,085,510 gross revenues for fiscal year 2007.  The decrease in total revenues is the result of decreased product sales and decreased interest revenues during 2008. Product sales decreased to $2,108,700 in 2008, as compared to 2007 sales of $3,002,521, reflecting a decrease in sales of 30%. Management believes the decrease in sales revenues is the result of decreased sales of products in all of the Company’s market segments due to the widespread economic downturn experienced both in the United States and worldwide during 2008 resulting in reduced or eliminated capital investment spending by the Company’s customers.

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

Domestic Revenues

The Company’s domestic operations represent 72% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic revenues decreased to $1,515,876 for the year ended 2008, compared to $2,061,658 for the year ended 2007.  The decrease in domestic revenues is the result of decreased sales for MDC and Industrial Automation applications during 2008.  Management believes the weak domestic sales revenues are due to the widespread economic downturn experienced in the United States during 2008 resulting in reduced or eliminated capital investment spending by the Company’s customers.  A majority of the Company's domestic product sales during 2008 were employed in industrial automation applications. An example of an industrial automation application is a municipal water treatment operation, which employs the ESTeem modem to transmit industrial control information to and from control room areas via a wireless communications infrastructure.  It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future.

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

During 2008, the Company had $592,824 in foreign export sales, amounting to 28% of sales revenues for the year, compared with foreign export sales of $940,863 for 2007, reflecting a decrease of 37%. The decrease in segment sales revenues is due to the widespread economic downturn experienced both in the United States and worldwide during 2008 resulting in reduced or eliminated capital investment spending by the Company’s customers.  Products purchased by foreign customers were used primarily in industrial automation applications.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

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

OPERATING EXPENSES: Operating expenses decreased slightly to $1,446,312 in 2008, from 2007 levels of $1,467,051.  Material changes in expenses are comprised of the following components: Advertising increased to $18,087 from $9,040 in 2007 due to timing differences and increases in trade show related advertising when compared with 2007.  Depreciation expense decreased during 2008 to $50,068 from 2007 levels of $54,433 due to the Company’s decreased assets when compared with 2007.  Supplies and materials expense decreased to $37,328 for 2008 from 2007 levels of $44,740 due to decreased research and development related supplies employed in product development during 2008. Professional services decreased to $302,231 from 2007 levels of $333,603 due to decreased subcontracted software development and engineering expertise contracted by the Company during 2008.  Travel expenses decreased slightly to $98,659 for 2008, compared to $100,553 for 2007, due to decreased sales and customer support related activities when compared with 2007.  Salaries, benefits and related taxes increased to $1,218,655 in 2008, from 2007 levels of $1,186,450, due to increased insurance benefits paid by the Company during 2008 when compared with 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in a net income of $24,495 for 2009, increased from a net loss of $156,187 for 2008.  The increase in profitability is the result of aggressive cost reduction measures implemented by the Company during 2009. At December 31, 2009, the Company's working capital was $2,877,352 compared with $2,828,165 at December 31, 2008.  The Company’s operations rely solely on the income generated from sales.  The Company's major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production.  Extended availability for components critical for production of the Company’s products, ranging from 12 to 18 weeks, require the Company to maintain high inventory levels.  It is Management’s opinion that the Company’s working capital as of December 31, 2009 is adequate for expected resource requirements for the next twelve months.  Due to continued decreased sales revenues during 2009 and uncertainty surrounding the economic recovery in the United States, the Company intends to continue cost reduction measures for 2010.

The Company's current asset to current liability ratio at December 31, 2009 was 33:1 compared to 31.2:1 at December 31, 2008.  The Company's cash resources at December 31, 2009, including cash and cash equivalent liquid assets, were $919,608, compared to cash resources of $512,800 at year-end 2008.  The increase in cash and cash equivalent liquid assets is the result of timing differences in certificate of deposit maturities and receivable collection cycles when compared with year-end 2008.  The Company’s cash and cash equivalent assets are held in checking and money market investment accounts.

The Company's accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2009, were $121,993, compared to $195,429 at year-end 2008.  The decrease is the result of differences in sales and collections when compared with the fourth quarter of 2008.  Management believes that all of the Company’s accounts receivable as of December 31, 2009 are collectible.

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

Inventory levels as of December 31, 2009, were $503,326, reflecting a decrease from December 31, 2008 levels of $639,779. The decrease in inventory between December 31, 2008 and December 31, 2009, is due to decreased material purchases by the Company that more closely matched reduced sales revenues.

The Company had no capital expenditures during 2009.  The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.  As of December 31, 2009, the Company's current liabilities were $90,000, decreased slightly from 2008 year-end levels of $93,548.

The Company had no off balance sheet arrangements for the year ended December 31, 2009.

Inflation had minimal adverse effect on the Company’s operations during 2009.  Minimal adverse effect is anticipated during 2010.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Page
Report of Independent Registered Public Accounting Firm	14

Financial Statements:

Balance Sheets	15-16

Statements of Operations	17

Statements of Changes in Stockholders’ Equity	18

Statements of Cash Flows	19

Notes to Financial Statements	20-29

Supplemental Schedules of Operating Expenses	31

Supplemental Schedules of Selected Financial Data	32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Electronic Systems Technology, Inc.

Kennewick, WA

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc., dba ESTeem Wireless Modems, as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Systems Technology, Inc., as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moe O’Shaughnessy & Associates, P.S.

Spokane, Washington

March 2, 2010

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
CURRENT ASSETS
Cash	$ 19,705	$ 53,201
Money market investment	899,903	459,599
Certificates of deposit	1,372,000	1,432,000
Accounts receivable, net of allowance for
doubtful accounts of $922 at 2009 and
$1,477at 2008	121,993	195,429
Inventory	503,326	639,779
Prepaid insurance	8,404	8,337
Prepaid expenses	17,412	18,405
Accrued interest	3,713	13,521
Prepaid federal income taxes	20,896	37,600
Federal income taxes receivable	-	63,842

Total Current Assets	2,967,352	2,921,713

PROPERTY AND EQUIPMENT – NET	70,580	110,722

OTHER ASSETS	340	340

DEFERRED INCOME TAX BENEFIT	32,600	27,100

	$ 3,070,872	$ 3,059,875

		(Continued)

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

 BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2009	2008
CURRENT LIABILITIES
Accounts payable	$ 33,275	$ 50,013
Refundable deposits	7,106	-
Accrued wages and bonus	3,360	3,983
Accrued payroll and other taxes	5,071	1,901
Accrued vacation pay	41,188	37,651

Total Current Liabilities	90,000	93,548

DEFERRED INCOME TAXES	21,500	34,600

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000
shares authorized, 5,158,667 issued and
outstanding	5,159	5,159
Additional paid-in capital	993,450	990,300
Retained earnings	1,960,763	1,936,268

	2,959,372	2,931,727

	$ 3,070,872	$ 3,059,875

		(Concluded)

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

 STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007

SALES – NET	$ 1,867,076	$ 2,108,700	$ 3,002,521

COST OF SALES	777,382	951,095	1,155,323

GROSS PROFIT	1,089,694	1,157,605	1,847,198

OPERATING EXPENSES	1,092,019	1,446,312	1,467,051

OPERATING INCOME (LOSS)	(2,325)	(288,707)	380,147

OTHER INCOME
Interest income	24,369	59,718	81,272
Other income (expense)	555	1,174	1,717

	24,924	60,892	82,989

INCOME (LOSS) BEFORE INCOME
TAXES	22,599	(227,815)	463,136

PROVISION FOR FEDERAL INCOME
TAXES	(1,896)	(71,628)	143,814

NET INCOME (LOSS)	$ 24,495	$ (156,187)	$ 319,322

BASIC EARNINGS (LOSS) PER SHARE	$ 0.00	$ (0.03)	$ 0.06

DILUTED EARNINGS (LOSS) PER
SHARE	$ 0.00	$ (0.03)	$ 0.06

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE AT JANUARY 1, 2007	5,153,667	$ 5,154	$ 974,466	$ 1,979,380	$ 2,959,000

COMPREHENSIVE INCOME:
Net income December 31, 2007	-	-	-	319,322	319,322

SHARE-BASED COMPENSATION	-	-	4,099	-	4,099

CASH DIVIDEND	-	-	-	(103,073)	(103,073)
	5,153,667	5,154	978,565	2,195,629	3,179,348

STOCK OPTIONS EXERCISED	5,000	5	3,895	-	3,900

COMPREHENSIVE INCOME:
Net income (loss)	-	-	-	(156,187)	(156,187)

SHARE-BASED COMPENSATION	-	-	7,840	-	7,840

CASH DIVIDEND	-	-	-	(103,174)	(103,174)
	5,158,667	5,159	990,300	1,936,268	2,931,727

COMPREHENSIVE INCOME:
Net income	-	-	-	24,495	24,495

SHARE BASED COMPENSATION	-	-	3,150	-	3,150

BALANCE AT DECEMBER 31, 2009	5,158.667	$ 5,159	$ 993,450	$ 1,960,763	$ 2,959,372

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 24,495	$ (156,187)	$ 319,322
Noncash expenses included in income:
Depreciation	40,142	50,068	54,433
Allowance for doubtful accounts	(555)	(649)	(933)
Deferred income taxes	(18,600)	(7,900)	(8,900)
Share-based compensation	3,150	7,840	4,099
Decrease (increase) in current assets:
Accounts receivable, net	73,991	86,284	120,996
Inventory	136,453	(41,578)	(15,286)
Other current assets	10,734	(3,686)	(3,323)
Prepaid federal income taxes	16,704	(37,600)	-
Federal income taxes receivable	63,842	(63,842)	-
Increase (decrease) in current liabilities:
Accounts payable and other current liabilities	(3,548)	(143,008)	66,295
Federal income taxes payable	-	(12,304)	(127,786)
Net Cash From Operating Activities	346,808	(322,562)	408,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and long term prepaids	-	-	5,512
Purchase of investments and certificates of deposit	(1,981,000)	(2,052,000)	(1,570,000)
Proceeds from sales of investments and certificates of deposit	2,041,000	1,520,000	1,300,000
Additions to property and equipment	-	(13,349)	(49,219)
Net Cash From Investing Activities	60,000	(545,349)	(313,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	-	3,900	-
Cash dividend	-	(103,174)	(103,073)
Net Cash From Financing Activities	-	(99,274)	(103,073)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	406,808	(967,185)	(7,863)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	512,800	1,479,985	1,487,848

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 919,608	$ 512,800	$ 1,479,985

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid (received) during the year for:
Income taxes	$ (63,842)	$ 49,904	$ 280,500

Cash and cash equivalents:
Cash	$ 19,705	$ 53,201	$ 35,004
Money market	899,903	459,599	1,444,981

	$ 919,608	$ 512,800	$ 1,479,985

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

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped or delivered and title and risk of loss pass to the customer.  Provision for certain sales incentives and discounts to customers are accounted for as reductions in sales in the period the related sales are recorded.  Sales are recorded net of applicable state and local sales tax.  Products sold to foreign customers are shipped after payment is received in U.S. funds, unless an established distributor relationship exists or the customer is a foreign branch of a U.S. company.

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

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $922 and $1,477 as of December 31, 2009 and 2008, respectively.  The Company’s policy for writing off past due accounts receivable is based on the amount, time past due, and response received from the subject customer.

Accounts receivable include $9,595 of amounts due which are over ninety days past due at December 31, 2009.

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

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies - (Continued)

Property and Equipment

Property and equipment is carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  The useful life of property and equipment for purposes of computing depreciation is three to seven years.  The Company periodically reviews its long-lived assets for impairment and, upon indication that the carrying value of such assets may not be recoverable, recognizes an impairment loss by a charge against current operations.  The Company normally capitalizes non consumable assets with a cost greater than one thousand dollars.

Investments

Certificates of deposit with original maturities ranging from three months to twelve months were purchased for $1,372,000, at December 31, 2009.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenditures for new product development and improvements of existing products by the Company for 2009, 2008, and 2007, were $273,389, $490,239, and $497,280, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred.  Advertising costs for the years ended December 31, 2009, 2008, and 2007, were $14,194, $18,087, and $9,040, respectively.

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

Share-Based Compensation

FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the service period.  See Note 8 for additional information.  In addition to the recognition of expense in the financial statements, under FASB ASC 718, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than an adjustment of operating activity as presented in prior years.

2.

Inventories

Inventories consist of the following:

	2009	2008
Parts	$ 258,583	$ 312,540
Work in progress	25,327	4
Finished goods	219,416	327,235

	$ 503,326	$ 639,779

3.

Property and Equipment

Property and equipment consist of the following:

	2009	2008
Laboratory equipment	$ 560,918	$ 565,053
Furniture and fixtures	16,398	16,398
Dies and molds	105,353	105,353
	682,669	686,804
Accumulated depreciation	(612,089)	(576,082)

	$ 70,580	$ 110,722

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

4.

Other Assets

Other assets consist of the following:

	2009	2008
Deposits	$ 340	$ 340
	$ 340	$ 340

5.

Provision for Income Taxes

The Company uses the asset and liability approach in accounting for income taxes.

The provision for federal income taxes consisted of:

	2009	2008	2007
Current	$ 16,704	$ (63,728)	$ 152,714
Deferred	(18,600)	(7,900)	(8,900)
Provision for federal income taxes	$ (1,896)	$ (71,628)	$ 143,814

The components of deferred tax assets and liabilities at December 31, were as follows:

	2009	2008
Deferred tax assets:
Accrued liabilities	$ 14,000	$ 12,800
Inventory adjustment	9,300	4,800
Capital loss carryforward	9,000	9,000
Other	300	500
Total	$ 32,600	$ 27,100
Deferred tax liabilities:
Depreciable property	$ 21,500	$ 34,600
Total	$ 21,500	$ 34,600

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

	2009	2008	2007

Amount computed using the statutory rate	$ 16,704	$ (63,728)	$ 152,714
Decrease in deferred tax (assets)
liabilities	(18,600)	(7,900)	(8,900)
Provision for federal income taxes	$ (1,896)	$ (71,628)	$ 143,814

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

5.

Provision for Income Taxes – (Continued)

The Company files federal income tax returns in the United States only.  The Company is no longer subject to federal income tax examination by tax authorities for years before 2006.  Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740, formerly “Accounting for Uncertainty in Income Taxes” (FIN48).  FASB ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits.

For the years ended December 31, 2009, 2008, and 2007, the provision for federal income taxes included penalties of $-0-, $114, and $2,314, respectively.

6.

Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit Sharing Plan and Salary Deferral 401-K plan and trust.  All employees over the age of twenty-one are eligible.  On January 1, 2006, the Company adopted a four percent salary matching provision.  The Company contributed $29,364, $35,656 and $34,147 to the plan at December 31, 2009, 2008, and 2007, respectively.

7.

Employee Profit Sharing Bonus Program

The Company makes contributions to the Employees Profit Sharing Bonus Program (a non-qualified plan) based upon ten percent of the first $100,000 of pre-tax net income plus eight percent on pre-tax net income in excess of $100,000.  The Company has accrued contributions for the years 2009, 2008, and 2007, of $-0-, $-0-, and $42,447, respectively.

8.

Share-Based Compensation

The Company grants stock options to individual employees and directors with three years continuous tenure.  After termination of employment, stock options may be exercised within ninety days.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2009	2008	2007
Dividend yield	6.06%	2.35%	1.43%
Expected volatility	108%	75%	39%
Risk-free interest rate	1.38%	2.24%	4.40%
Expected term (in years)	3	3	3
Estimated fair value per option granted	$ 0.18	$ 0.39	$ 0.21

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

8.

Share-Based Compensation – (Continued)

The average risk-free interest rate is based on the three-year U.S. Treasury Bond rate in effect as of the grant date.  The expected volatility is determined using a weighted average of weekly historical volatility of the stock price over a period of one year prior to the grant dates.  The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2009 was nine percent.

In the years ended December 31, 2009, 2008, and 2007, the Company recognized $3,150, $7,840, and $4,099, respectively, in share-based compensation expense.  No non-vested share-based compensation arrangements existed as of December 31, 2009.

A summary of option activity follows:

			Weighted
		Weighted	-Average
		-Average	Remaining
		Exercise	Contractual
	Number	Price Per	Term
	Outstanding	Share	(Years)
Balance at 12/31/06	560,000	$ 0.72	1.1
Granted	180,000	0.68
Exercised	-	-
Canceled	(185,000)	0.80
Balance at 12/31/07	555,000	0.71	1.1
Granted	200,000	0.81
Exercised	(5,000)	0.78
Canceled	(180,000)	0.78
Balance at 12/31/08	570,000	0.73	1.1
Granted	195,000	0.31
Exercised	-	-
Canceled	(200,000)	0.68
Balance at 12/31/09	565,000	0.60	1.1

Exercisable at 12/31/09	565,000	0.60	1.1

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2009, was $46,800.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

9.

Earnings Per Share

The following table represents the calculation of net earnings per common share – basic and diluted:

	2009	2008	2007

Net income (loss)	$ 24,495	$ (156,187)	$ 319,322
Basic earnings per share:
Weighted average shares outstanding	5,158,667	5,157,916	5,153.667

Diluted earnings per share:
Weighted average shares outstanding	5,158,667	5,157,916	5,153,667
Incremental shares from assumed
conversion of stock options	13,948	-	88,722
Weighted average shares outstanding	5,172,615	5,157,916	5,242,389

Net earnings (loss) per common share-basic	$ 0.00	$ (0.03)	$ 0.06
Net earnings (loss) per common share-
diluted	$ 0.00	$ (0.03)	$ 0.06

10.

Leases

The Company leases its facilities from a port authority, under beneficial terms for $3,692 monthly for three years, expiring in September 2011, with annual increases based upon the Consumer Price Index.  The lease expense for the years ended December 31, 2009, 2008, and 2007 was $44,824, $43,536 and $41,733, respectively.

Future minimum lease payments required under the above operating lease for the years ending December 31, follows:

2010	$ 46,885
2011	36,323
$ 83,208

11.

Related Party Transactions

For the years ended December 31, 2009, 2008, and 2007, services in the amount of $49,716, $114,403, and $126,326, respectively, were contracted with a manufacturing process company, Manufacturing Services, Inc.  The president and past president of Manufacturing Services, Inc., are members of the Board of Directors of Electronic Systems Technology, Inc.  Accounts payable include $-0- of payables to Manufacturing Services, Inc., at December 31, 2009.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

12.

Commitments and Contingencies

The Company purchases certain key components necessary for the production of its products from a limited number of suppliers.  The components provided by the suppliers could be replaced or substituted by other products.  It is possible that if this action became necessary, an interruption of production and/or material cost expenditures could take place.

In 2009, the Company entered into a licensing agreement with Wi-LAN, Inc. (a Canadian Company), to pay royalties for certain licensing rights and liability releases.  Such amounts were not significant in 2009.

The Company has evaluated subsequent events through March 2, 2010, the date the financial statements were available to be issued.

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

Domestic customers represent approximately seventy-five percent of total net revenues.  Foreign customers represent approximately twenty-five percent of total net revenues.  No individual customer comprised more than ten percent of sales revenue.  Revenues from foreign countries consist primarily of revenues from Canada, Mexico, and South American countries.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

13.

Segment Reporting – (Continued)

Summary financial information for the two reportable segments is as follows:

			Unallocated
2009	Domestic	Foreign	Corporate	Total

Total sales	$ 1,397,253	$ 469,823	$ -	$1,867,076
Total other income	24,924	-	-	24,924
Depreciation	37,595	-	2,547	40,142
Earnings (loss) before tax	81,762	191,485	(250,648)	22,599
Identifiable assets	165,446	27,127	2,878,299	3,070,872
Net capital expenditures	-	-	-	-

2008

Total sales	$ 1,515,876	$ 592,824	$ -	$ 2,108,700
Total other income	60,892	-	-	60,892
Depreciation	47,348	-	2,720	50,068
Earnings (loss) before tax	(129,161)	187,866	(286,520)	(227,815)
Identifiable assets	231,963	65,809	2,762,103	3,059,875
Net capital expenditures	9,851	-	3,498	13,349

2007

Total sales	$ 2,061,658	$ 940,863	$ -	$ 3,002,521
Total other income	82,989	-	-	82,989
Depreciation	51,917	-	2,516	54,433
Earnings (loss) before tax	311,594	481,822	(330,280)	463,136
Identifiable assets	359,028	61,870	3,056,310	3,477,208
Net capital expenditures	46,361	-	2,858	49,219

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULES

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULES OF OPERATING EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007

Advertising	$ 14,194	$ 18,087	$ 9,040
Commissions – sales	1,841	6,680	4,230
Dues and subscriptions	1,444	2,347	2,145
Depreciation	40,142	50,068	54,433
Insurance	12,475	13,144	13,527
Materials and supplies	12,124	37,328	44,740
Office and administration	7,603	12,438	14,204
Printing	3,591	6,630	9,294
Professional services	113,239	302,231	333,603
Rent and utilities	58,615	57,140	56,295
Repair and maintenance	4,985	5,016	13,820
Salaries	811,491	987,551	988,322
Taxes	219,029	231,104	198,128
Telephone	9,031	10,681	11,918
Trade shows	37,485	37,737	40,112
Travel expenses	65,898	98,659	100,553

	1,413,187	1,876,841	1,894,364

Expenses allocated to cost of sales	(321,168)	(430,529)	(427,313)

	$ 1,092,019	$ 1,446,312	$ 1,467,051

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULES OF SELECTED FINANCIAL DATA

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, 2007, 2006 AND 2005

	2009	2008	2007	2006	2005

Sales – net	$ 1,867,076	$ 2,108,700	$3,002,521	$ 2,617,810	$ 2,417,700
Gross profit	1,089,694	1,157,605	1,847,198	1,599,012	1,305,017
Income (loss) before provision for income taxes	22,599	(227,815)	463,136	343,014	174,757
Provision for income taxes	(1,896)	(71,628)	143,814	116,925	61,694
Net income (loss)	24,495	(156,187)	319,322	226,089	113,063
Other comprehensive loss, net of tax	-	-	-	-	(5,905)
Comprehensive income (loss)	24,495	(156,187)	319,322	226,089	107,158
Net income (loss) per share – basic	0.00	(0.03)	0.06	0.04	0.02
Weighted average number of shares outstanding	5,158,667	5,157,916	5,153,667	5,152,968	5,148,667
Total assets	3,070,872	3,059,875	3,477,208	3,319,851	2,994,581
Stockholders’ equity	2,959,372	2,931,727	3,179,348	2,959,000	2,759,144
Stockholders’ equity per share	0.57	0.57	0.62	0.57	0.54
Working capital	2,877,352	2,828,165	3,046,967	2,824,793	2,588,752
Current ratio	33.0:1	31.2:1	13.2:1	10.1:1	15.7:1
Equity to total assets	96%	96%	91%	89%	92%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2009.

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

As of December 31, 2009 management conducted an assessment of the effectiveness of EST’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2009.  The material weakness is as follows:

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

Management’s Remediation Initiatives

Management has evaluated and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective have not be found based on the size and structure of our organization.  Taking into account our reduced sales revenues during 2009, and continued uncertainty posed by the current United States economic downturn, management does not foresee implementing a cost effective method of mitigating our internal controls weaknesses in the near term.   Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the quarter ended December 31, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B. Other Information.

On February 19, 2010 stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 19, 2010 totaled 195,000 shares under option and have an exercise price of $0.45 per share.  The options granted on February 19, 2010 may be exercised any time during the period from February 19, 2010 through February 18, 2013.  The Company's Form 8-K dated February 19, 2010, as filed with the Securities and Exchange Commission is included herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2009; as well as term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/06/08 – 06/06/11	61	President of the Company
Melvin H. Brown	06/05/09 – 06/05/12	79	Former President of Manufacturing Services, Inc.
Michael S. Brown	06/06/08 – 06/06/11	57	President of Manufacturing Services, Inc.
Robert Southworth	06/05/09 – 06/05/12	66	Patent Attorney, U.S. Dept. of Energy (retired)
Jon Correio	06/05/09 – 06/05/12	42	Vice President of Finance of the Company
John L. Schooley	06/04/07 – 06/04/10	70	Former President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2009 is comprised of Michael Brown (Chairman), Melvin Brown, Robert Southworth and John Schooley.  Michael Brown and Melvin Brown are considered to be non-independent members of the Audit Committee, however their serving on the Audit Committee was deemed by the Board to be in the best interest of the Corporation due to Michael Brown and Melvin Brown’s experience and familiarity with the Corporation.  The Board of Directors has determined that none of the audit committee members can be classified as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.  The Board of Directors does not contain a member that can be classified as an “audit committee financial expert” under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely due to the high cost of such Director candidates.

The Board of Directors had an Employee/Director Stock Option Committee consisting of Tom Kirchner and Jon Correio.  The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2009.

Compensation Committee

There is no Compensation Committee of the Board of Directors.

Code of Ethics

On June 2, 2005, the Company's Board of Directors adopted a Code of Ethics for the Company.  This Code of Ethics is filed herewith as an exhibit.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2009; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
T. L. Kirchner	61	President/CEO	3 Years	02/10/84- Present
Jon Correio	42	Vice President, Finance & Administration/ Sec/Treas	3 Years	02/9/01- Present

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

SECTION  16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the year ended December 31, 2009, to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

Item 11. Executive Compensation.

The Company’s principal executive officer is T.L. Kirchner, President and CEO.  The Company’s principal financial officer is Jon Correio, Vice President, Finance and Administration.

Information concerning the compensation of the Company’s principal executive officer and principal financial officer, as well as any other compensated employees of the Registrant's whose total compensation exceeded $100,000 during 2009 and 2008 is provided in the following Summary Compensation Table:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3)(4) (i)	Total ($) (j)
T.L. Kirchner, President/CEO	2009	$144,000	-	-	$405	-	-	$23,883	$168,288
	2008	$159,166	$11,770	-	$975	-	-	$22,423	$194,334
Jon Correio, Vice President, Finance	2009	$67,500	-	-	$405	-	-	$17,994	$85,899
	2008	$75,000	$5,968	-	$975	-	-	$18,797	$100,740
D. Brent Strecker, Vice President, Engineering	2008	$75,000	$5,968	-	$585	-	-	$19,885	$101,438

(1)

Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus

(2)

Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. Assumptions made in the valuation of stock option awards are disclosed in Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-K.

(3)

All Other Compensation consists of premiums paid for Group Health Insurance, Key Man Insurance, Accrued Vacation Pay and Company paid 401(k) matching amounts.

(4)

Amounts do not reflect proceeds of $0.02 per share cash distribution received by T.L. Kirchner during 2008 totaling $8,070.  Receipt of cash distribution was based solely on capacity as a shareholder.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2009 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	12.8%	0.31	2/19/2012
Jon Correio	25,000	12.8%	0.31	2/19/2012

(5)

This table does not include Stock Options granted previously.  Forms 8-K dated 2/16/07 and 02/22/08 respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2009 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
T.L. Kirchner, President/ CEO	25,000	0	0	$0.31	2/19/12	0	0	0	0
	25,000	0	0	$0.81	2/21/11	0	0	0	0
	25,000	0	0	$0.68	2/15/10	0	0	0	0
Jon Correio, Vice President, Finance	25,000	0	0	$0.31	2/19/12	0	0	0	0
	25,000	0	0	$0.81	2/21/11	0	0	0	0
	25,000	0	0	$0.68	2/15/10	0	0	0	0

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. Directors with no less than three years continuous tenure are eligible for stock option awards, as governed by the Company stock option plan.  There is currently no other compensation arrangements for the Company’s directors.  (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.)  The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2009 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Melvin Brown	$0	$0	$405	$0	$0	$0	$405
Michael Brown	$0	$0	$0	$0	$0	$0	$0
John Schooley	$0	$0	$405	$0	$0	$914	$1,319
Robert Southworth	$0	$0	$405	$0	$0	$594	$999

(1) Compensation information for Tom Kirchner, President and CEO, and Jon Correio, Vice President, Finance & Administration is contained in the Executive Compensation Summary Compensation Table.

(2) Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. Assumptions made in the valuation of stock option awards are disclosed in Note 8 of the Notes to the Consolidated Financial Statements in this Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2009, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Paul D. Sonkin 460 Park Avenue, 12th Floor New York NY 10022	1,090,915	21.1%
Common	EDCO Partners LLP 4605 Denice Drive Englewood CO 80111	420,923	8.1%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	7.8%

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

(2)

The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 16, 2007, Options for 25,000 shares granted February 21, 2008 and Options for 25,000 shares granted February 19, 2009.  Forms 8-K, dated February 16, 2007, February 21, 2008 and February 19, 2009, respectively, are incorporated herein by reference.

(3)

Does not include options granted.  See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 29, 2010, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	T.L. Kirchner (Officer & Director)	403,488 (1)	7.8%
Common	Robert Southworth (Director)	0 (1)	0.0%
Common	Melvin H. Brown (Director)	76,500 (1)	1.5%
Common	Michael S. Brown (Director)	0	0.0%
Common	Jon Correio (Officer &Director)	2,000 (1)	0.0%
Common	John Schooley (Director)	135,000 (1)	2.6%
Common	D.B. Strecker (VP of Engineering)	24,719 (1)	0.5%

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

The information below does not include stock options granted in February 2010.

Recipients of Stock Options currently unexpired as of December 31, 2009 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-19-2009
Sam Amaral	5,000	0.31
Melvin Brown	25,000	0.31
Thomas Brown	5,000	0.31
Alan B. Cook	5,000	0.31
Jon Correio	25,000	0.31
Robert Croft	5,000	0.31
Tom Kirchner	25,000	0.31
Eric P. Marske	15,000	0.31
Anthony C. Pfau	5,000	0.31
Gary L. Schmitz	5,000	0.31
John L. Schooley	25,000	0.31
Robert Southworth	25,000	0.31
George Stoltz	5,000	0.31
David B. Strecker	15,000	0.31
Dan Tolley	5,000	0.31

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-22-2008
Sam Amaral	5,000	0.81
Melvin Brown	25,000	0.81
Thomas Brown	5,000	0.81
Alan B. Cook	5,000	0.81
Jon Correio	25,000	0.81
Robert Croft	5,000	0.81
Tom Kirchner	25,000	0.81
Eric P. Marske	15,000	0.81
Anthony C. Pfau	5,000	0.81
Gary L. Schmitz	5,000	0.81
John L. Schooley	25,000	0.81
Robert Southworth	25,000	0.81
George Stoltz	5,000	0.81
David B. Strecker	15,000	0.81
Dan Tolley	5,000	0.81

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-16-2007
Sam Amaral	5,000	0.68
Melvin Brown	25,000	0.68
Thomas Brown	5,000	0.68
Alan B. Cook	5,000	0.68
Jon Correio	25,000	0.68
Tom Kirchner	25,000	0.68
Eric P. Marske	15,000	0.68
Anthony C. Pfau	5,000	0.68
Gary L. Schmitz	5,000	0.68
John L. Schooley	25,000	0.68
Robert Southworth	25,000	0.68
George Stoltz	5,000	0.68
Dan Tolley	5,000	0.68

Stock options must be exercised within 90 days after termination of employment/board membership.  During 2009, 200,000 options expired, 195,000 shares were granted and no shares under option were exercised.  At December 31, 2009 there were 565,000 shares reserved for future exercise.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During 2009, the Company contracted for services from Manufacturing Services, Inc. in the amount of $49,716.  Manufacturing Services, Inc. is owned and operated by Michael S. Brown.  Mr. Brown, and the former owner for Manufacturing Services, Inc, Melvin H. Brown are currently Directors of Electronic Systems Technology, Inc.  Management believes all prices for services, provided by Manufacturing Services, Inc., were as favorable as could be obtained from comparable manufacturing services companies.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table presents fees billed to us during December 31, 2009 and 2008, for professional services provided by Moe O'Shaughnessy & Associates P.S.

Year Ended	December 31, 2009	December 31, 2008
Audit fees (1)	$40,274	$45,890
Audit-related fees (2)	-	-
Tax fees (3)	1,600	1,700
All other fees (4)	-	-
Total Fees	$41,874	$47,590

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibits filed as part of the Company’s 10K report for 2009 are listed below.  Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

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

14	Code of Ethics
31.1	Section 302 Certification, CEO
31.2	Section 302 Certification, CFO
32.1	Section 906 Certification, CEO
32.2	Section 906 Certification, CFO

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:   /s/ TOM L. KIRCHNER

________________________________________

         T.L. Kirchner, Director/President

        (Principal Executive Officer)

Date:  March 24, 2010

By:   /s/ JON CORREIO

________________________________________

        Jon Correio, Secretary/Treasurer, Director

         and Vice President, Finance

        (Principal Executive Officer)

Date:  March 24, 2010

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ TOM L. KIRCHNER	Director/President	March 24, 2010
T.L. Kirchner

/s/ JON CORREIO	Director/Secretary/Treasurer	March 24, 2010
Jon Correio

/s/ MELVIN H. BROWN	Director	March 24, 2010
Melvin H. Brown

/s/ MICHAEL S. BROWN	Director	March 24, 2010
Michael S. Brown

/s/ ROBERT SOUTHWORTH	Director	March 24, 2010
Robert Southworth

/s/ JOHN L. SCHOOLEY	Director	March 24, 2010
John L. Schooley