Form 10-Q
period 2010-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2010-05-13
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2010, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Three Months Ended	Mar. 31, 2010	Mar. 31, 2009
Sales	$ 555,029	$ 452,130
Other Revenues	$ 3,547	$ 10,853
Gross Profit	$ 341,999	$ 269,964

Net Income (Loss) Before Taxes	$ 40,072	$ (4,664)
Net Income (Loss)	$ 35,372	$ (1,564)

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.01	$ (0.00)
Diluted	$ 0.01	$ (0.00)

Earnings (Loss) Per Share
Basic	$ 0.01	$ (0.00)
Diluted	$ 0.01	$ (0.00)

Weighted Average Shares Outstanding (Basic)
Primary	5,158,667	5,158,667
Diluted	5,237,483	5,158,667

Total Assets	$ 3,154,084	$ 3,052,299

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,995,938	$ 2,930,951

Shareholders' Equity Per Share	$ 0.58	$ 0.57

Working Capital	$ 2,915,944	$ 2,832,325

Current Ratio	21.9:1	32.5:1

Equity To Total Assets	95%	96%

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (as prepared by Management) (Unaudited)
	Mar. 31, 2010	Dec. 31, 2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$954,673	$919,608
Short Term Certificates of Deposit Investments	1,374,000	1,372,000
Accounts Receivable, net of allowance for uncollectibles	206,128	121,993
Inventory	487,422	503,326
Accrued Interest	3,510	3,713
Prepaid Federal Income Taxes	11,596	20,896
Prepaid Expenses	17,861	25,816
Total Current Assets	3,055,190	2,967,352

PROPERTY & EQUIPMENT net of depreciation	62,619	70,580

OTHER ASSETS	1,675	340
DEFERRED INCOME TAX BENEFIT	34,600	32,600
TOTAL ASSETS	$3,154,084	$3,070,872

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$71,781	$33,275
Accrued Liabilities	67,465	56,725
Total Current Liabilities	139,246	90,000

DEFERRED INCOME TAXES	18,900	21,500

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,158,667 Shares Issued And Outstanding	5,159	5,159
Additional Paid-in Capital	994,644	993,450
Retained Earnings	1,996,135	1,960,763
	2,995,938	2,959,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,154,084	$3,070,872

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (as prepared by Management) (Unaudited)
Three Months Ended	Mar. 31, 2010	Mar. 31, 2009

SALES	$ 555,029	$ 452,130
COST OF SALES	213,030	182,166
Gross Profit	341,999	269,964

OPERATING EXPENSES
Finance/Administration	83,070	83,402
Research & Development	64,830	68,275
Marketing	131,198	109,186
Customer Service	26,376	24,618
Total Operating Expense	305,474	285,481
OPERATING INCOME (LOSS)	36,525	(15,517)

Other Income (expenses)
Interest Income	3,547	10,853
Net Other Income (expense)	3,547	10,853

NET INCOME (LOSS) BEFORE TAX	40,072	(4,664)
Provision For Income Tax	(4,700)	3,100
NET INCOME (LOSS)	$ 35,372	$ (1,564)

Basic Earnings (Loss) Per Share Before Tax	$ 0.01	$ (0.00)
Basic Earnings (Loss) Per Share After Tax	$ 0.01	$ (0.00)

Diluted Earnings (Loss) Per Share Before Tax	$ 0.01	$ (0.00)
Diluted Earnings (Loss) Per Share After Tax	$ 0.01	$ (0.00)

 See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (as prepared by Management) (Unaudited)
Three Months Ended	Mar. 31, 2010	Mar. 31, 2009

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ 35,372	$ (1,564)
Noncash items included in income:
Depreciation	7,961	10,036
Prepaid Federal Income Taxes	9,300	2,000
Accrued Interest	203	809
Deferred Income Tax	(4,600)	(5,100)
Share Based Compensation	1,194	788

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	(84,135)	26,250
Certificates of Deposit Redeemed (Purchased)	(2,000)	292,000
Inventory	15,904	46,977
Prepaid Expenses	7,955	9,966

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	49,246	(3,600)
Accrued Federal Income Taxes	--	--
	36,400	378,562
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Additions To Property And Equipment	--	--
	--	--
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Additional Vendor Service Deposit	(1,335)	--
	(1,335)	--

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	35,065	378,562
Cash and Equivalents At Beginning Of Period	919,608	512,800
Cash and Equivalents At Ending of Period	$ 954,673	$ 891,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	--	--
Federal Income Taxes	$ --	$ --

Cash and Equivalents:
Cash	$ 34,255	$ 30,789
Money Market Accounts	920,418	860,573
	$ 954,673	$ 891,362

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2010 and March 31, 2009.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2009 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 2010 and March 31, 2009 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	March 31 2010	December 31 2009
Parts	$228,510	$258,583
Work in progress	34,533	25,327
Finished goods	224,379	219,416
	$487,422	$503,326

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The primary weighted average number of common shares outstanding used for calculation of basic and diluted earnings per share for the quarter ended March 31, 2010 was 5,158,667 and 5,237,483, respectively.

NOTE 4 - STOCK OPTIONS

As of March 31, 2010, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 19, 2010, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 19, 2010 totaled 195,000 shares under option and have an exercise price of $0.45 per share.

The options granted on February 19, 2010 may be exercised any time during the period from February 19, 2010 through February 18, 2013.  The Company's Form 8-K dated February 19, 2010, as filed with the Securities and Exchange Commission is incorporated herein by reference.  All outstanding stock options must be exercised within 90 days after termination of employment.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2010	2009	2008	2007
Dividend yield	0.00%	6.06%	2.35%	1.43%
Expected volatility	93%	108%	75%	39%
Risk-free interest rate	1.38%	1.38%	2.24%	4.40%
Expected term (in years)	3	3	3	3
Estimated Fair Value per Option Granted	$0.30	$0.18	$0.39	$0.21

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2010 through 2005 was 8.25%.

A summary of option activity during the quarter ended March 31, 2010, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2009	565,000	$0.60
Granted	195,000	0.45
Exercised	--	--
Canceled	(175,000)	0.68
Outstanding at March 31, 2009	585,000	0.52

For the first quarter of 2010, compensation expense charged against income for stock options was $1,195 ($789 after tax).  No non-vested share-based compensation arrangements existed as of March 31, 2010.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2010, services in the amount of $24,166 were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.

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

During the quarter March 31, 2010, Domestic customers represented approximately 66% of total net revenues.  Foreign customers represented 34% of total net revenues.  During the quarter ended March 31, 2010, product sales to the City of Kennewick for public entity traffic management comprised 11% of the Company's sales revenues.  Revenues from foreign countries consisted primarily of revenues from Chile, India, Colombia and Peru.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the first quarter of 2010 and 2009 is as follows:
	Domestic	Foreign	Unallocated Corporate	Total
Quarter ended March 31, 2010
Total sales	$366,270	$188,759	$ -	$555,029
Total other income	3,547	-	-	3,547
Earnings (loss) before tax	25,901	97,241	(83,070)	40,072
Depreciation/amortization	7,344	-	617	7,961
Identifiable assets	193,298	12,830	2,947,956	3,154,084
Net capital expenditures	-	-	-	-

Quarter ended March 31, 2009
Total sales	$348,439	$103,691	$ -	$452,130
Total other income	10,438	415	-	10,853
Earnings (loss) before tax	40,230	38,508	(83,402)	(4,664)
Deprecation/amortization	9,399	-	637	10,036
Identifiable assets	140,141	29,038	2,883,120	3,052,299
Net capital expenditures	-	-	-	-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2010.  The following statements may be forward looking in nature and actual results may differ materially.

A.

RESULTS OF OPERATIONS

REVENUES: Total revenues from sales increased to $555,029 for the first quarter of 2010 as compared to $452,130 in the first quarter of 2009, reflecting an increase of 23%.  Gross revenues increased to $558,576 for the quarter ending March 31, 2010, from $462,983 for the same quarter of 2009.  Management believes the increase in sales revenues is due to increased foreign industrial automation sales and increase domestic sales for public entity traffic control during the first quarter of 2010 when compared with the same quarter of 2009.  Management believes that the tenuous worldwide economic recovery makes sales revenues during 2010 difficult to predict and prone to potential fluctuation.

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

A percentage breakdown of EST's market segments of Domestic and Foreign Export sales, for the first quarter of 2010 and 2009 are as follows:

For the first quarter of	2010	2009
Domestic Sales	66%	77%
Export Sales	34%	23%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represented 66% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues increased to $366,270 for the quarter ended March 31, 2010, compared to $348,439 for the quarter ended March 31, 2009, reflecting an increase of 5%. Management believes the increase in domestic sales revenues is specifically due to product sales to the City of Kennewick for public entity traffic management.  Management believes that the tenuous economic recovery in the United States makes sales revenues during 2010 difficult to predict and prone to potential fluctuation.

The Company’s domestic sales were augmented by sales of the Company’s products for Mobile Data Computers Systems (MDCS) to public entities, which accounted for 17% of the Company’s domestic sales during the first quarter of 2010. Management believes MDCS sales increased due to product sales to the City of Kennewick for public entity traffic management.  Funding was provided by federal assistance for the overall project.  In Management’s opinion, MDCS sales remain difficult to predict and cannot be assured due to public safety entity purchases being linked to uncertain government funding.  During the quarter ended March 31, 2010, product sales to the City of Kennewick comprised 11% of the Company's sales revenues.

Domestic segment operating income was $25,901 for the quarter ended March 31, 2010 as compared with a segment operating income of $40,230 for the same quarter of 2009, due to increased operating expenses for the segment during the first quarter of 2010.

Foreign Revenues

The Company’s foreign operating segment represented 34% of the Company’s total net revenues for the quarter ended March 31, 2010.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended March 31, 2010, the Company had $188,759 in foreign export sales, or 34% of total net revenues of the Company for the quarter, compared with foreign export sales of $103,691 or 23% of net revenues for the same quarter of 2009.  The majority of foreign export sales revenues during the first quarter of 2010 were used in industrial automation projects in Chile, India, Colombia and Peru.  Management believes the increase in foreign sales revenues is due to increased sales for industrial automation projects in Chile, India, Colombia and Peru during the first quarter of 2010 when compared with the same quarter of 2009.   Management believes that the tenuous worldwide economic recovery makes sales revenues during 2010 difficult to predict and prone to potential fluctuation.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended March 31, 2010.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment increased to $97,241 for the quarter ended March 31, 2010 as compared with $38,508 for the same period of 2009 due to increased sales revenues for the quarter ended March 31, 2010.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses decreased during the quarter ended March 31, 2010 to $83,070 as compared with $83,402 for the same quarter of 2009.  Unallocated corporate expenses represented expense to total sales percentage of 15% and 18% for the first quarter of 2010 and 2009, respectively.

BACKLOG:

As of March 31, 2010, the Company had minimal sales order backlog.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2010 and 2009 were 38% and 40% of gross sales respectively. The cost of sales percentage decrease in the first quarter of 2010 is the result of the product mix of items sold during the quarter having increased profit margins when compared with the product mix sold during the same quarter of 2009.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2010 increase $19,993 from first quarter of 2009 levels.  The following is a delineation of operating expenses:

	March 31 2010	March 31 2009	Increase (Decrease)
Finance/Administration	$ 83,070	$ 83,402	$ (332)
Research/Development	64,830	68,275	(3,445)
Marketing	131,198	109,186	22,012
Customer Service	26,376	24,618	1,758
Total Operating Expenses	$ 305,474	$ 285,481	$ 19,993

Finance and Administration:  For the first quarter of 2010 Finance and Administration expenses decreased marginally to $83,070, when compared with the first quarter of 2009.

Research and Development:  Research and Development expenses decreased $3,445 to $64,830, during the first quarter of 2010, due to decreased subcontracted engineering expertise and department related wages when compared with the same quarter of 2009.

Marketing: During the first quarter of 2010, marketing expenses increased to $131,198 when compared with the same period of 2009, due to increased trade show and travel expenses during the first quarter of 2010.

Customer Service: Customer service expenses increased to $26,376 during the first quarter of 2010, due to a increased amount of wages and travel expenses when compared with the same quarter of 2009.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $3,547 in interest and dividend income during the quarter ending March 31, 2010.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net income of $35,372 for the first quarter of 2010 compared to a net loss of $1,564 for the same quarter of 2009.  The increase in net income is due to increased sales revenues during the first quarter of 2010.

B.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2010 was 21.9:1 compared to 33:1 at December 31, 2009.  The decrease in current ratio is due to an increase of the Company’s accounts payable and accrued liability amounts as of March 31, 2010, when compared with December 31, 2009.

For the quarter ending March 31, 2010, the Company had cash and cash equivalents of $954,673 as compared to cash and cash equivalent holdings of $919,608 at December 31, 2009. Certificates of Deposit increased slightly to $1,374,000 as of March 31, 2010, from $1,372,000 as of December 31, 2009.

Accounts receivable increased to $206,128 as of March 31, 2010, from December 31, 2009 levels of $121,993, due to sales and collection cycle timing differences during the first quarter of 2010 when compared with the fourth quarter of 2009.  Inventory decreased to $487,422 at March 31, 2010 from December 31, 2009 levels of $503,326 due to decreased material purchases by the Company to more closely match reduced sales revenues during 2009.  The Company's fixed assets, net of depreciation, decreased to $62,619 as of March 31, 2010 from December 31, 2009 levels of $70,580, due to depreciation during the first quarter of 2010 of $7,961.  Prepaid Federal Income Taxes as of March 31, 2010 decreased to $11,596 from December 31, 2009 levels of $20,896 due to increased profitability during the first quarter of 2010.

Prepaid expenses decreased to $17,861 as of March 31, 2010 as compared with $25,816 for December 31, 2009 due to timing differences for prepaid tradeshow expenses and reduced prepaid network expenses when compared with year-end 2009.

As of March 31, 2010, the trade accounts payable balance was $71,781 compared with $33,275 at December 31, 2009, and reflects amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of March 31, 2010 were $67,465, compared with $56,725 at December 31, 2009, and reflect items such as payroll and state tax liabilities, as well as accrued vacation benefits.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2010 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2010.

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

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2010.

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

Management has evaluated and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective have not been found based on the size and structure of our organization.  Taking into account reduced revenues experienced during 2009, and the tenuous economic recovery in the United States, Management does not foresee implementing a cost effective method of mitigating our internal controls weaknesses in the near term.   Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the quarter ended March 31, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 5.  Other Information

The Company filed a Form 8-K dated February 19, 2010 regarding issuance of stock options pursuant to the Company’s stock option award program, which is incorporated herein by reference.

Item 6.  Exhibits

31.1

CEO Certification

31.2

CFO Certification

32.1

CEO Section 906 Certification

32.2

CFO Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T. L. KIRCHNER
Date: May 12, 2010	Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

By: /s/ JON CORREIO
Date: May 12, 2010	Name: Jon Correio
Title: Director/Secretary/Treasurer
(Principal Financial Officer)