Form 10-Q
period 2010-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2010-08-11
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2010, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Six Months Ended	June 30, 2010	June 30, 2009
Sales	$ 1,027,652	$ 972,028
Other Revenues	7,144	16,985
Gross Profit	617,177	576,158

Net Income (Loss) Before Taxes	$ 20,668	$ 39,617
Net Income (Loss) After Taxes	19,468	36,117

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.00	$ 0.01
Diluted	0.00	0.01

Earnings (Loss) Per Share After Taxes
Basic	$ 0.00	$ 0.01
Diluted	0.00	0.01

Weighted Average Shares Outstanding (Basic)
Primary	5,158,667	5,158,667
Diluted	5,224,630	5,158,667

Total Assets	$ 3,099,778	$ 3,096,416

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,981,229	$ 2,969,419

Shareholders' Equity Per Share	$ 0.58	$ 0.58

Working Capital	$ 2,907,479	$ 2,877,428

Current Ratio	29.5:1	30:1

Equity To Total Assets	96%	96%

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (as prepared by Management) (Unaudited)

	June 30, 2010	Dec. 31, 2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 857,281	$ 919,608
Short Term Certificates of Deposit Investments	1,467,000	1,372,000
Accounts Receivable, net of allowance for uncollectibles	163,020	121,993
Inventory	476,661	503,326
Accrued Interest	3,527	3,713
Prepaid Federal Income Taxes	--	20,896
Prepaid Expenses	42,139	25,816
Total Current Assets	3,009,628	2,967,352

PROPERTY & EQUIPMENT net of depreciation	55,675	70,580

OTHER ASSETS	1,675	340
DEFERRED INCOME TAX BENEFIT	32,800	32,600
TOTAL ASSETS	$ 3,099,778	$ 3,070,872

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 54,685	$ 33,275
Accrued Liabilities	46,664	56,725
Federal Income Taxes Payable	800	--
Total Current Liabilities	102,149	90,000

DEFERRED INCOME TAX LIABILITY	16,400	21,500

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,158,667 Shares Issued and Outstanding	5,159	5,159
Additional Paid-in Capital	995,839	993,450
Retained Earnings	1,980,231	1,960,763
	2,981,229	2,959,372
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,099,778	$ 3,070,872

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (as prepared by Management) (Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

SALES	$ 472,623	$ 519,899	$ 1,027,652	$ 972,028
COST OF SALES	197,445	213,705	410,475	395,870
Gross Profit	275,178	306,194	617,177	576,158

OPERATING EXPENSES
Finance/Administration	64,003	59,191	147,074	142,594
Research & Development	86,285	67,189	151,115	135,463
Marketing	123,839	116,607	255,036	225,793
Customer Service	24,052	25,058	50,428	49,676
Total Operating Expenses	298,179	268,045	603,653	553,526
OPERATING INCOME (LOSS)	(23,001)	38,149	13,524	22,632

Other Income (expenses)
Interest/Investment Income	3,597	6,131	7,144	16,985
Net Other Income (Expense)	3,597	6,131	7,144	16,985

NET INCOME (LOSS) BEFORE TAX	(19,404)	44,280	20,668	39,617
Provision For Income Tax	3,500	(6,600)	(1,200)	(3,500)

NET INCOME (LOSS)	$ (15,904)	$ 37,680	$ 19,468	$ 36,117

Basic Earnings (Loss) Per Share Before Tax	$ (0.00)	$ 0.01	$ 0.00	$ 0.01
Basic Earnings (Loss) Per Share After Tax	$ (0.00)	$ 0.01	$ 0.00	$ 0.01

Diluted Earnings (Loss) Per Share Before Tax	$ (0.00)	$ 0.01	$ 0.00	$ 0.01
Diluted Earnings (Loss) Per Share After Tax	$ (0.00)	$ 0.01	$ 0.00	$ 0.01

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (as prepared by Management) (Unaudited)
	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ 19,468	$ 36,117
Noncash items included in income:
Depreciation	15,956	20,071
Prepaid Federal Income Taxes	--	12,000
Accrued Interest	186	7,839
Deferred Income Tax	(5,300)	(8,500)
Share Based Compensation	2,389	1,575

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	(41,027)	(1,635)
Inventory	26,665	87,686
Federal Income Taxes Receivable	20,896	63,842
Prepaid Expenses	(16,323)	(14,915)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	11,349	5,449
Accrued Federal Income Taxes	800	--
	35,059	209,529
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of Deposit Redeemed (Purchased)	(95,000)	140,000
Additional Vendor Service Deposit	(1,335)	--
Additions To Property And Equipment	(1,051)	--
	(97,386)	140,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,327)	349,529
Cash And Cash Equivalents At Beginning Of Period	919,608	512,800
Cash And Cash Equivalents At Ending of Period	$ 857,281	$ 862,329

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 5,700	$ 0

Cash allocated for Cash Distribution	$ 0	$ 0

Cash And Cash Equivalents:
Cash	$ 44,936	$ 25,079
Money Market Accounts	812,345	837,250
	$ 857,281	$ 862,329

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month and six month periods ended June 30, 2010 and June 30, 2009.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2009 as filed with Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2010 and June 30, 2009, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	June 30 2010	December 31 2009
Parts	$ 187,853	$258,583
Work in progress	74,225	25,327
Finished goods	214,583	219,416
	$ 476,661	$ 503,326

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The primary weighted average number of common shares outstanding was 5,158,667 and 5,158,667 for the three months and six months ended June 30, 2010 and 2009.  The diluted weighted average number of common shares outstanding for the three month period ending June 30, 2010 and 2009 was 5,224,630 and 5,158,667, respectively.

NOTE 4 - STOCK OPTIONS

As of June 30, 2010, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 19, 2010, stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 19, 2010 totaled 195,000 shares under option and have an exercise price of $0.45 per share.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2010	2009	2008	2007
Dividend yield	0.00%	6.06%	2.35%	1.43%
Expected volatility	93%	108%	75%	39%
Risk-free interest rate	1.38%	1.38%	2.24%	4.40%
Expected term (in years)	3	3	3	3
Estimated Fair Value per Option Granted	$0.30	$0.18	$0.39	$0.21

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2010 through 2005 was 8.25%.

A summary of option activity during the quarter ended June 30, 2010, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2010	565,000	$0.60
Granted	195,000	0.45
Exercised	--	--
Canceled	(175,000)	0.68
Outstanding at June 30, 2010	585,000	0.52

For the second quarter of 2010, compensation expense charged against income for stock options was $1,195 ($789 after tax).  No non-vested share-based compensation arrangements existed as of June 30, 2010.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the six-month period ended June 30, 2010, services in the amount of $39,345 were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.

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

During the quarter ended June 30, 2010, Domestic customers represented approximately 75% of total net revenues.  Foreign customers represented approximately 25% of total net revenues.  No sales to a single customer comprised 10% or more of the Company's product sales.  Revenues from foreign countries during the second quarter of 2010 consist primarily of revenues from United Arab Emirates, Canada, Jamaica and France.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the second quarter of 2010 and 2009 is as follows:

	Domestic	Foreign	Unallocated Corporate	Total
Three months ended June 30, 2010
Total sales	$ 352,173	$ 120,450	$ -	$ 472,623
Total other income	3,597	-	-	3,597
Earnings (loss) before tax	2,953	41,646	(64,003)	(19,404)
Depreciation/amortization	7,378	-	617	7,995
Identifiable assets	630,039	9,642	2,460,097	3,099,778
Net capital expenditures	1,051	-	-	1,051

Three months ended June 30, 2009
Total sales	$ 400,795	$ 119,104	$ -	$ 519,899
Total other income	6,131	-	-	6,131
Earnings (loss) before tax	60,524	42,947	(59,191)	44,280
Depreciation/amortization	9,399	-	637	10,036
Identifiable assets	709,786	39,371	2,347,259	3,096,416
Net capital expenditures	-	-	-	-

Six months ended June 30, 2010
Total sales	$ 718,444	$ 309,208	$ -	$ 1,027,652
Total other income	7,144	-	-	7,144
Earnings (loss) before tax	24,598	143,144	(147,074)	20,668
Depreciation/amortization	14,722	-	1,234	15,956
Identifiable assets	630,039	9,642	2,460,097	3,099,778
Net capital expenditures	1,051	-	-	1,051

Six Months ended June 30, 2009
Total sales	$ 749,170	$ 222,858	$ -	$ 972,028
Total other income	16,569	415	-	16,984
Earnings (loss) before tax	97,895	84,316	(142,594)	39,617
Depreciation/amortization	18,797	-	1,274	20,071
Identifiable assets	709,786	39,371	2,347,259	3,096,416
Net capital expenditures	-	-	-	-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2010.  The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services decreased to $472,623 for the second quarter of 2010, compared to $519,899 for the second quarter of 2009.  Gross revenues decreased to $476,220 for the quarter ended June 30, 2010, from $526,030 for the same quarter of 2009.  Year to date sales increased to $1,027,652 as of June 30, 2010 as compared to $972,028 as of June 30, 2009. Year to date gross revenues increased to $1,034,796 as of June 30, 2010 compared to $989,013 as of June 30, 2009.  Management believes the decrease in quarterly sales revenues is due to reduced orders received for domestic industrial automation projects during second quarter of 2010.  We believe the year to date increase in sales revenues is due primarily to increased orders for foreign projects when compared with the same period of 2009.  Management believes that the tenuous worldwide economic recovery makes sales revenues during 2010 difficult to predict and prone to potential fluctuation.

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

A percentage breakdown of EST's Domestic and Export Sales, for the second quarter of 2010 and 2009 are as follows:

	For the second quarter of
	2010	2009
Domestic Sales	75%	77%
Export Sales	25%	23%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended June 30, 2010, the Company’s domestic operations represented 75% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $352,173 for the quarter ended June 30, 2010, compared to $400,795 for the quarter ended June 30, 2009.  We believe the decrease in quarterly sales revenues is due to reduced orders received for domestic industrial automation projects during the second quarter of 2010.  Management believes that the tenuous economic recovery in the United States makes sales revenues during 2010 difficult to predict and prone to potential fluctuation.  During the quarter ended June 30, 2010 no sales to a single customer comprised 10% or more of the Company's product sales.

Domestic segment operating income was $2,953 for the quarter ended June 30, 2010 as compared with a segment operating income of $60,524 for the same quarter of 2009, due to increased operating expenses and reduced sales revenues for the segment during the second quarter of 2010.

For the six-month period ended June 30, 2010, the Company’s domestic operations represented 70% of the Company’s total sales revenues.  Year to date domestic sales revenues decreased to $718,444 as of June 30, 2010 compared to $749,170 for the same period of 2009. We believe the decrease in year to date sales revenues is due to reduced orders received for domestic industrial automation projects during the first half of 2010.  Management believes that the tenuous economic recovery in the United States makes sales revenues during 2010 difficult to predict and prone to potential fluctuation.  The Company’s year to date domestic sales were augmented by sales of the Company’s products for mobile data computer systems (MDCS) to public entities, which accounted for 9% of the Company’s domestic sales during the first six months of 2010.  We believe that MDCS sales are difficult to predict and cannot be assured due to public safety entity purchases being linked to uncertain government funding.

Year to date domestic segment operating income was $24,598 for the period ended June 30, 2010 as compared with a segment operating income of $97,895 for the same period of 2009, due to increased operating expenses and reduced sales revenues for the segment during the first half of 2010.

Foreign Revenues

The Company’s foreign operating segment represented 25% of the Company’s total net revenues for the quarter ended June 30, 2010.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended June 30, 2010, the Company had $120,450 in foreign export sales, amounting to 25% of total net revenues of the Company for the quarter, compared with foreign export sales of $119,104 for the same quarter of 2009.  We believe the increase in foreign sales revenues is due to orders received for communication backbone and industrial automation projects using the Company’s products in the United Arab Emirates, Canada, Jamaica and France.  Management believes that the tenuous economic recovery in the United States makes sales revenues during 2010 difficult to predict and prone to potential fluctuation.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 2010.  Products purchased by foreign customers were used primarily in communication backbone and industrial automation applications.  We believe the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment was $41,646 for the quarter ended June 30, 2010 as compared with a net operating income of $42,947 for the same period of 2009, due to slightly increased operating expenses for the segment during the second quarter of 2010.

For the six-month period ended June 30, 2010, the Company had $309,208 in foreign export sales, amounting to 30% of total sales revenues of the Company for the period, compared with foreign export sales of $222,858 for the same period of 2009. We believe the increase in foreign sales revenues is due to increased orders for industrial automation and communication backbone application in the United Arab Emirates, Canada, Latin America, Jamaica and France.  Management believes that the tenuous economic recovery in the United States makes sales revenues during 2010 difficult to predict and prone to potential fluctuation.

Year to date foreign segment operating income was $143,144 for the period ended June 30, 2010 as compared with a segment operating income of $84,316 for the same period of 2009, due to increased sales revenues for the segment during the first half of 2010.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during the quarter ended June 30, 2010 to $64,003 as compared with $59,191 for the same quarter of 2009, and represented expense to total net revenues percentages of 13% and 11% for the first quarters of 2010 and 2009, respectively.

Year to date unallocated corporate expenses for the period ended June 30, 2010 were $147,074 as compared with $142,594 for the same period of 2009, due to increased professional services and department related supplies, and represented expense to total net revenues percentages of 14% for the first six months of 2010 and 2009, respectively.

BACKLOG:

The Corporation had minimal order backlog as of June 30, 2010.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarter of 2010 and 2009 was 42% and 41%, respectively. The cost of sales increase for the second quarter of 2010 is the result of the product mix for items sold during the quarter having a less favorable profit margin when compared with the same period of 2009.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2010 increased $30,134 from the second quarter of 2009.  The following is an outline of operating expenses:

For the quarter ended:	June 30, 2010	June 30, 2009	Increase (Decrease)
Finance/Administration	$ 64,003	$ 59,191	$ 4,812
Research/Development	86,285	67,189	19,096
Marketing	123,839	116,607	7,232
Customer Service	24,052	25,058	(1,006)
Total Operating Expenses	$ 298,179	$ 268,045	$ 30,134

FINANCE AND ADMINISTRATION:

During the second quarter of 2010, Finance and Administration expenses increased $4,812 from the same quarter of 2009 due to increased professional services and department related supplies.

RESEARCH AND DEVELOPMENT:

Research and Development expenses increased $19,096 during the second quarter of 2010, when compared with the same period in 2009.  The increase is due to increased subcontracted engineering expertise when compared with the same quarter of 2009.

MARKETING:

During the second quarter of 2010, marketing expenses increased $7,232 from the same period in 2009, due to increased advertising and travel expenses.

CUSTOMER SERVICE:

Customer service expenses decreased minimally during the second quarter of 2010 when compared with the same quarter of 2009.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $3,597 in interest and dividend income during the quarter ended June 30, 2010.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $15,904 for the second quarter of 2010, compared to net income of $37,680 for the same quarter of 2009.  For the six-month period ended June 30, 2010, the Company recorded a net income of $19,468 compared with a net income of $36,117 for the same period of 2009.  The reduction in the Company’s profitability is the result of reduced sales revenues and increased operating expenses during the second quarter of 2010.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2010 was 29.5:1 compared to 33:1 at December 31, 2009.  For the quarter ending June 30, 2010, the Company had cash and cash equivalents of $857,281, compared to cash and cash equivalent holdings of $919,608 at December 31, 2009.  The Company had certificates of deposit investments in the amount of $1,467,000 as of June 30, 2010 as compared to $1,372,000 as of December 31, 2009.

Accounts receivable increased to $163,020 as of June 30, 2010, from December 31, 2009 levels of $121,993, due to differences in  the sales and collection cycle during the second quarter of 2010 when compared with year-end 2009 .  Inventory decreased to $476,661 at June 30, 2010, from December 31, 2009 levels of $503,326, due to decreased material purchases by the Company to more closely match reduced sales revenues.  The Company's fixed assets, net of depreciation, decreased to $55,675 as of June 30, 2010, from December 31, 2009 levels of $70,580, due to depreciation of $15,956.

Since January 1, 2005, the Company has contracted with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The prepaid Netsuite Inc. services as of June 30, 2010 are reflected in “prepaid expenses” on the Company’s balance sheet in the amount of $31,617.

As of June 30, 2010, the Company’s accounts payable balance was $54,685 as compared with $33,275 at December 31, 2009, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities as of June 30, 2010 were $46,664, compared with $56,725 at December 31, 2009, and reflect items such as accrued vacation benefits.  The Company’s prepaid federal income tax asset of $20,896 at December 31, 2009 was eliminated by the Company receiving a tax refund from the Internal Revenue Service.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2010 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2010.

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

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of June 30, 2010.

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

Except as noted above, there have been no changes during the quarter ended June 30, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 4. Removed and Reserved

Item 5. Other Information

At the Company's Annual Stockholder Meeting on June 4, 2010, in Kennewick, Washington the following items were voted on by the stockholders with the following outcomes:

Item #1 Election of Director:

John L. Schooley
Votes for: 3,002,649	Abstain: 149,130

Item #2 Ratification of Moe O’Shaughnessy & Associates, P.S. as independent auditors and tax service provider for the Corporation for the fiscal year ending December 31, 2010.

Votes for: 4,147,327	Votes against: 23,531	Abstain: 3,680

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: August 10, 2010	/s/ T. L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President (Principal Executive Officer)

Date: August 10, 2010	/s/ JON CORREIO
Name: Jon Correio
Title: Director/Secretary/Treasurer (Principal Financial Officer)