Form 10-Q
period 2010-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2010-11-10
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2010, the number of the Company's shares of common stock par value $0.001 outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Nine Months Ended	September 30, 2010	September 30, 2009
Sales	$ 1,615,557	$ 1,351,297
Other Revenues	10,363	20,983
Gross Profit	984,666	788,613

Net Income (Loss) Before Taxes	146,748	4,475
Net Income (Loss) After Taxes	102,148	8,475

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.03	$ 0.00
Diluted	0.03	0.00

Earnings (Loss) Per Share After Taxes
Basic	$ 0.02	$ 0.00
Diluted	0.02	0.00

Weighted Average Shares Outstanding
Primary	5,158,667	5,158,667
Diluted	5,229,926	5,160,637

Total Assets	$ 3,211,161	$ 3,049,721

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 3,065,102	$ 2,942,564

Shareholders' Equity Per Share	$ 0.59	$ 0.57

Working Capital	$ 2,999,033	$ 2,859,109

Current Ratio	23.9:1	35.7:1

Equity To Total Assets	95%	96%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

BALANCE SHEETS

 (as prepared by Management)

 (Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 1,419,549	$ 919,608
Short Term Certificates of Deposit Investments	1,026,000	1,372,000
Accounts Receivable, Net of Allowance for Uncollectibles	170,454	121,993
Inventory	468,733	503,326
Accrued Interest	2,994	3,713
Prepaid Federal Income Taxes	--	20,896
Prepaid Expenses	42,362	25,816
Total Current Assets	3,130,092	2,967,352

PROPERTY & EQUIPMENT, Net of Depreciation	50,394	70,580

OTHER ASSETS	1,675	340
DEFERRED INCOME TAX BENEFIT	29,000	32,600
TOTAL ASSETS	$ 3,211,161	$ 3,070,872

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 45,285	$ 33,275
Accrued Liabilities	43,974	56,725
Federal Income Taxes Payable	41,800	--
Total Current Liabilities	131,059	90,000

DEFERRED INCOME TAX LIABILITY	15,000	21,500

STOCKHOLDERS' EQUITY Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,158,667 Shares Issued and Outstanding	5,159	5,159
Additional Paid-in Capital	997,033	993,450
Retained Earnings	2,062,910	1,960,763
	3,065,102	2,959,372

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,211,161	$ 3,070,872

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(as prepared by Management)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

SALES	$ 587,905	$ 379,269	$ 1,615,557	$ 1,351,297
COST OF SALES	220,416	166,814	630,891	562,684
Gross Profit	367,489	212,455	984,666	788,613

OPERATING EXPENSES
Finance/Administration	54,433	53,360	201,507	195,954
Research & Development	56,102	67,139	207,217	202,602
Marketing	109,707	107,786	364,743	333,580
Customer Service	24,386	23,310	74,814	72,985
Total Operating Expense	244,628	251,595	848,281	805,121
OPERATING INCOME (LOSS)	122,861	(39,140)	136,385	(16,508)

Other Income (Expenses)
Interest/Investment Income	3,218	3,998	10,363	20,983
Net Other Income (Expense)	3,218	3,998	10,363	20,983

INCOME (LOSS) BEFORE TAX	126,079	(35,142)	146,748	4,475
Provision For Income Tax	(43,400)	7,500	(44,600)	4,000

NET INCOME (LOSS)	$ 82,679	$ (27,642)	$ 102,148	$ 8,475

Basic Earnings (Loss) Per Share Before Tax	$ 0.02	($ 0.01)	$ 0.03	$ 0.00
Basic Earnings (Loss) Per Share After Tax	$ 0.02	($ 0.01)	$ 0.02	$ 0.00

Diluted Earnings (Loss) Per Share Before Tax	$ 0.02	($ 0.01)	$ 0.03	$ 0.00
Diluted Earnings (Loss) Per Share After Tax	$ 0.02	($ 0.01)	$ 0.02	$ 0.00

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(as prepared by Management)

(Unaudited)

Nine Months Ended	September 30, 2010	September 30, 2009
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ 102,148	$ 8,475
Noncash items included in income:
Depreciation	24,030	30,107
Prepaid Federal Income Taxes	20,896	6,000
Deferred Income Tax	(2,900)	(10,000)
Accrued Interest	719	10,902
Shared Based Compensation	3,583	2,362

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	(48,461)	69,036
Inventory	34,593	93,370
Federal Income Taxes Receivable	--	63,842
Prepaid Expenses	(16,546)	(23,522)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(741)	(13,179)
Refundable Deposits	--	1,988
Accrued Federal Income Taxes	41,800	--
	159,121	239,381

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of Deposit Redeemed (Purchased)	346,000	187,000
Additional Vendor Service Deposit	(1,335)	--
Additions To Property And Equipment	(3,845)	--
	340,820	187,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	499,941	426,381
Cash And Cash Equivalents At Beginning Of Period	919,608	512,800
Cash And Cash Equivalents At Ending of Period	$ 1,419,549	$ 939,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 5,700	$ 0

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash And Cash Equivalents:
Cash	$ 53,903	$ 41,622
Money Market Accounts	1,365,646	897,559
	$ 1,419,549	$ 939,181

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the “Company”), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2010 and September 30, 2009. All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2009 as filed with Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 2010 and September 30, 2009, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30 2010	December 31 2009
Parts	$189,099	$258,583
Work in progress	80,379	25,327
Finished goods	199,255	219,416
	$468,733	$503,326

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The primary weighted average number of common shares outstanding for the three months ended September 30, 2010 and 2009 was 5,158,667.  The diluted weighted average number of common shares outstanding for the three month period ending September 30, 2010 and 2009 was 5,240,519 and 5,158,667, respectively.  The primary weighted average number of common shares outstanding for the nine months ended September 30, 2010 and 2009 was 5,158,667.  The diluted weighted average number of common shares outstanding for the nine months ended September 30, 2010 and 2009 was 5,229,926 and 5,160,637, respectively.

NOTE 4 - STOCK OPTIONS

As of September 30, 2010, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 19, 2010, stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 19, 2010 totaled 195,000 shares under option and have an exercise price of $0.45 per share.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2010	2009	2008	2007
Dividend yield	0.00%	6.06%	2.35%	1.43%
Expected volatility	93%	108%	75%	39%
Risk-free interest rate	1.38%	1.38%	2.24%	4.40%
Expected term (in years)	3	3	3	3
Estimated Fair Value per Option Granted	$0.30	$0.18	$0.39	$0.21

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2010 through 2005 was 8.25%.

A summary of option activity during the quarter ended September 30, 2010, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2010	565,000	$0.60
Granted	195,000	0.45
Exercised	--	--
Canceled	(175,000)	0.68
Outstanding at September 30, 2010	585,000	0.52

For the third quarter of 2010, compensation expense charged against income for stock options was $1,195 ($789 after tax).  No non-vested share-based compensation arrangements existed as of September 30, 2010.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 2010 services in the amount of $56,966 were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.

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

During the quarter ended September 30, 2010, Domestic customers represented approximately 91% of total sales. Foreign customers represented approximately 9% of total sales.  Sales to ACL Computers and Software, Inc. of Marriottsville MD, a reseller for federal government subcontracts, accounted for 14% of the Company’s sales revenues for the quarter ended September 30, 2010.  No other sales to a single customer comprised 10% or more of the Company's sales revenues for the quarter ended September 30, 2010.  Revenues from foreign countries consisted primarily of revenues from Croatia, Mexico, and India.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the third quarter of 2010 and 2009 is as follows:
	Domestic	Foreign	Unallocated Corporate	Total
Three months ended September 30, 2010
Total sales	$532,719	$55,186	$ -	$587,905
Total other income	3,218	-	-	3,218
Earnings (loss) before tax	173,055	7,457	(54,433)	126,079
Depreciation	7,454	-	621	8,075
Identifiable assets	632,128	7,059	2,571,974	3,211,161
Net capital expenditures	2,794	-	-	2,794

Three months ended September 30, 2009
Total sales	$288,509	$90,760	$ -	$379,269
Total other income	3,998	-	-	3,998
Earnings (loss) before tax	(13,314)	31,532	(53,360)	(35,142)
Depreciation	9,399	-	637	10,036
Identifiable assets	625,938	46,863	2,376,920	3,049,721
Net capital expenditures	-	-	-	-

Nine months ended September 30, 2010
Total sales	$1,251,163	$364,394	$ -	$1,615,557
Total other income	10,363	-	-	10,363
Earnings (loss) before tax	203,336	144,919	(201,507)	146,748
Depreciation	22,176	-	1,854	24,030
Identifiable assets	632,128	7,059	2,571,974	3,211,161
Net capital expenditures	3,845	-	-	3,845

Nine months ended September 30, 2009
Total sales	$1,037,679	$313,618	$ -	$1,351,297
Total other income	20,568	415	-	20,983
Earnings (loss) before tax	88,435	111,994	(195,954)	4,475
Depreciation	28,197	-	1,910	30,107
Identifiable assets	625,938	46,863	2,376,920	3,049,721
Net capital expenditures	-	-	-	-

ITEM II

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the company’s unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2010.  The following statements may be forward looking in nature and actual results may differ materially.

A.

RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem systems, accessories, and services increased to $587,905 for the third quarter of 2010 as compared to $379,269 in the third quarter of 2009.  Gross revenues increased to $591,123 for the quarter ending September 30, 2010, from $383,267 for the third quarter of 2009. As of September 30, 2010, year to date sales increased to $1,615,557 as compared to $1,351,297 as of September 30, 2009. Year to date gross revenues increased to $1,625,920 as of September 30, 2010 compared to $1,372,280 as of September 30, 2009.  Management believes the increase in third quarter 2010 sales revenues is due to increased domestic sales of the Company’s products for federal and mobile data computer system (MDCS) applications.  Management believes the year to date increase in sales revenues is the result of increased sales revenues for the Company’s products in all domestic market segments, industrial automation, federal and MDCS, as well as increased foreign sales revenues.  Management believes that the continued tenuous domestic and worldwide economic recovery makes sales revenues difficult to predict and prone to potential fluctuation.

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

A percentage breakdown of EST's Domestic and Export Sales, for the third quarter of 2010 and 2009 are as follows:

For the third quarter of
	2010	2009
Domestic Sales	91%	76%
Export Sales	9%	24%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended September 30, 2010, the Company’s domestic operations represented 91% of the Company’s total net revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues increased to $532,719 for the quarter ended September 30, 2010, compared to $288,509 for the quarter ended September 30, 2009.   The Company’s MDCS sales accounted for 10% of the Company’s domestic sales during the third quarter of 2010. Management believes the increase in sales revenues is due to increased domestic sales of the Company’s products for federal and MDCS applications.  Management believes that the continued tenuous domestic and worldwide economic recovery makes sales revenues difficult to predict and prone to potential fluctuation.

Sales to ACL Computers and Software, Inc. of Marriottsville MD, a reseller for federal government subcontracts, accounted for 14% of the Company’s sales revenues for the quarter ended September 30, 2010.  No other sales to a single customer comprised 10% or more of the Company's sales revenues for the quarter ended September 30, 2010.

Domestic segment operating income was $173,055 for the quarter ended September 30, 2010 as compared with a segment operating loss of $13,314 for the same quarter of 2009, due to increased sales revenues for the segment during the third quarter of 2010.

For the nine-month period ended September 30, 2010, the Company’s domestic operations represented 77% of the Company’s total net revenues.  Year to date domestic sales revenues increased to $1,251,163 as of September 30, 2010, compared to $1,037,679 for the same period of 2009.  Management believes the year to date increase in domestic sales revenues is the result of increased sales revenues for the Company’s products in all domestic market segments, industrial automation, federal and MDCS.  As of September 30, 2010, MDCS sales to public entities accounted for 9% of domestic sales during the first nine months of 2010 as compared with 4% of the Company’s domestic sales for the same period of 2009.

The domestic segment recorded an operating income of $203,336 for the nine month period ended September 30, 2010 as compared with a segment operating income of $88,435 for the same period of 2009.  The increase in profitability is due to increased sales revenues for the segment during the first nine months of 2010.

Foreign Revenues

The Company’s foreign operating segment represented 9% of the Company’s total sales for the quarter ended September 30, 2010.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended September 30, 2010, the Company had $55,186 in foreign export sales, amounting to 9% of total sales of the Company for the quarter, compared with foreign export sales of $90,760 for the same quarter of 2009.  Management believes the decrease in foreign sales revenues is due to the continued tenuous worldwide economic recovery leading to delays in funding of industrial automation projects using the Company’s products particularly in Latin America.  Revenues from foreign countries consisted primarily of revenues from Croatia, Mexico and India.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended September 30, 2010.  Products purchased by foreign customers were used primarily in industrial automation applications.

Operating income for the foreign segment decreased to $7,457 for the quarter ended September 30, 2010 as compared with an operating income of $31,532 for the same period of 2009 due to decreased sales revenues for the segment.

For the nine-month period ended September 30, 2010, the Company had $364,394 in foreign export sales, amounting to 23% of total net revenues of the Company for the period, compared with foreign export sales of $313,618 for the same period of 2009.  We believe the increase in foreign sales revenues is due to increased orders for industrial automation and communication backbone applications in Canada and Latin America.  Revenues from foreign countries during the first nine months of 2010 consisted primarily of revenues from Canada, Peru, Chile and Colombia.  Management believes the majority of foreign export sales are the result of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Year to date foreign segment operating income increased to $144,919 for the period ended September 30, 2010 as compared with a segment operating income of $111,994 for the same period of 2009, due to increased year to date sales revenues.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during the quarter ended September 30, 2010 to $54,433 as compared with $53,360 for the same quarter of 2009, and represented expense to total sales revenue percentages of 9% and 14% for the third quarters of 2010 and 2009, respectively.

Year to date unallocated corporate expenses increased for the period ended September 30, 2010 to $201,507 as compared with $195,954 for the same period of 2009, due to increased professional services, and represented expense to total sales revenue percentages of 12% and 15% for the first nine months of 2010 and 2009, respectively.

BACKLOG:

The Company had minimal backlog as of September 30, 2010.  Customers generally place orders on an “as needed basis”.  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 2010 and 2009 were 37% and 44%, respectively. The cost of sales decrease for the third quarter of 2010 is the result the product mix for items sold during the quarter having a more favorable profit margin when compared with the same period of 2009.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2010 decreased $6,967 when compared with the third quarter of 2009.  The following is a delineation of operating expenses:

For the quarter ended:	September 30, 2010	September 30, 2009	Increase (Decrease)
Finance/Administration	$ 54,433	$ 53,360	$ 1,073
Research/Development	56,102	67,139	(11,037)
Marketing	109,707	107,786	1,921
Customer Service	24,386	23,310	1,076
Total Operating Expenses	$ 244,628	$ 251,595	$ (6,967)

FINANCE AND ADMINISTRATION:

During the third quarter of 2010 Finance and Administration expenses increased slightly to $54,433 when compared with the third quarter of 2009.

RESEARCH AND DEVELOPMENT:

During the third quarter of 2010, Research and Development expenses decreased to $56,102, a decrease of $11,037 when compared with the third quarter of 2009.  The decrease is due to reduced subcontracted engineering expertise and research and development related wages when compared with the same quarter of 2009.

MARKETING:

Marketing expenses increased, to $109,707, during the third quarter of 2010 when compared with the third quarter of 2009 due to increased marketing related travel expenses.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 2010 increased slightly to $24,386, when compared with the third quarter of 2009.

INTEREST AND INVESTMENT INCOME:

The Company earned $3,218 in investment and interest income for the quarter ended September 30, 2010. Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company recorded net income of $82,679 for the third quarter of 2010, compared to a net loss of $27,642 for the third quarter of 2009.  The increase in profitability is the result of increased sales revenues and decreased expenses during the third quarter of 2010 when compared with the third quarter of 2009.  Year to date, the Company has net income of $102,148 for the nine months ended September 30, 2010, compared with a net income of $8,475 for the same period of 2009.  The improvement in the Company’s year to date profitability is due to increased sales revenues during the first nine months of 2010 when compared with the same period of 2009.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2010 was 23.9:1 compared to 33:1 at December 31, 2009. For the quarter ending September 30, 2010, the Company had cash and cash equivalent holdings of $1,419,549 as compared to cash and cash equivalent holdings of $919,608 at December 31, 2009.  The Company had certificates of deposit investments in the amount of $1,026,000 as of September 30, 2010 as compared to $1,372,000 as of December 31, 2009, due to timing differences in certificate of deposit maturities.

Accounts receivable increased to $170,454 as of September 30, 2010, from December 31, 2009 levels of $121,993, due to sales and collections timing differences.  Inventory decreased to $468,733 at September 30, 2010, from December 31, 2009 levels of $503,326, due to increased product sales and decreased material purchases by the Company that more closely matched sales revenues during the first nine months of 2010.  The Company's fixed assets, net of depreciation, decreased to $50,394 as of September 30, 2010, from December 31, 2009 levels of $70,580 due to depreciation of $24,030.  Prepaid expenses increased to $42,362 as of September 30, 2010 from December 31, 2009 amounts of $25,816 due to recent renewal of annual insurance policies, Netsuite network services, and increased prepaid tradeshow expenses.

Since January 1, 2005, the Company has contracted with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The prepaid Netsuite Inc. services as of September 30, 2010 are reflected in “prepaid expenses” on the Company’s balance sheet in the amount of $23,713.

As of September 30, 2010, the Company’s trade accounts payable balance was $45,285 as compared with $33,275 at December 31, 2009, and reflects amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of September 30, 2010 were $43,974, compared with $56,725 at December 31, 2009, and reflect items such as accrued vacation benefits, and quarterly payroll and excise tax liabilities.  The Company’s prepaid federal income tax asset was eliminated as of September 30, 2010 compared with $20,896 at December 31, 2009 due to the Company receiving a tax refund from the Internal Revenue Service.  As of September 30, 2010 the Company’s year to date profitability had resulted in a federal income taxes payable liability of $41,800.

It is Management’s opinion the Company’s cash, cash equivalent reserves, and working capital at September 30, 2010 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of September 30, 2010.

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

Management has evaluated and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective have not been found based on the size and structure of our organization.  Taking into account reduced revenues and profitability experienced during 2008 and 2009, and the tenuous economic recovery in the United States, Management does not foresee implementing a cost effective method of mitigating our internal controls weaknesses in the near term.   Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the quarter ended September 30, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 6.  Exhibits

31.1

CEO Certification

31.2

CFO Certification

32.1

CEO Section 906 Certification

32.2

CFO Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 9, 2010	/s/ T. L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

Date: November 9, 2010	/s/ JON CORREIO
Name: Jon Correio
Title: Vice President, Finance & Administration
(Principal Financial Officer)