Form 10-K/A
period 2009-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2010-12-30
CIK 752294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A-1

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

EXPLANATORY NOTE

On March 26, 2010, Electronic Systems Technology, Inc. filed its Annual Report on Form 10-K to report the events contained herein and therein. This Amendment No. 1 to the Form 10-K is being filed solely to amend the original report to include clarifying language as to Item 9A and include updated Sarbanes Oxley Section 302 Certifications.

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

As of December 31, 2009 management conducted an assessment of the effectiveness of EST’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements. The material weakness is as follows:

We did not maintain effective controls to ensure appropriate segregation of duties as the same officer and employee was responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to the (1) significance of segregation of duties to the preparation of reliable financial statements, (2) the significance of potential misstatement that could have resulted due to the deficient controls and (3) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

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

During the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:   /s/ T. L. KIRCHNER

         T.L. Kirchner, Director/President

        (Principal Executive Officer)

Date:  December 28, 2010

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ T. L. KIRCHNER	Director/President	December 28, 2010
T.L. Kirchner

/s/ JON CORREIO	Director	December 28, 2010
Jon Correio

/s/ MELVIN BROWN	Director	December 28, 2010
Melvin H. Brown

/s/ MICHAEL S. BROWN	Director	December 28, 2010
Michael S. Brown

/s/ ROBERT SOUTHWORTH	Director	December 28, 2010
Robert Southworth

/s/ JOHN SCHOOLEY	Director	December 28, 2010
John L. Schooley

3