Form 10-Q/A
period 2010-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2010-12-30
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A-1

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

EXPLANATORY NOTE

On May 13, 2010, Electronic Systems Technology, Inc. filed its Form 10-Q, for the Quarter ended March 31, 2010, to report the events contained herein and therein. This Amendment No. 1 to the Form 10-Q is being filed solely to amend the original report to include clarifying language as to Item 4 and include updated Sarbanes Oxley Section 302 Certifications.

PART I

FINANCIAL INFORMATION

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: December 28, 2010	/s/ T. L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

Date: December 28, 2010	/s/ JON CORREIO
Name: Jon Correio
Title: Vice President, Finance & Administration
(Principal Financial Officer)

3