Form 10-Q/A
period 2010-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2010-12-30
CIK 752294

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

EXPLANATORY NOTE

On August 11, 2010, Electronic Systems Technology, Inc. filed its Form 10-Q, for the Quarter ended June 30, 2010, to report the events contained herein and therein. This Amendment No. 1 to the Form 10-Q is being filed solely to amend the original report to include clarifying language as to Item 4 and include updated Sarbanes Oxley Section 302 Certifications.

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

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness , our disclosure controls and procedures were not effective as of June 30, 2010.

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