Form 10-Q/A
period 2010-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2010-12-30
CIK 752294

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

EXPLANATORY NOTE

On November 10, 2010, Electronic Systems Technology, Inc. filed its Form 10-Q, for the Quarter ended September 30, 2010, to report the events contained herein and therein. This Amendment No. 1 to the Form 10-Q is being filed solely to amend the original report to include clarifying language as to Item 4T and include updated Sarbanes Oxley Section 302 Certifications.

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