Form 10-K
period 2010-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2011-03-23
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $1,946,687 based on the reported last sale price of common stock on June 30, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of March 2, 2011:  5,158,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  Forms 8-K dated February 19, 2010 and February 11, 2011.

ELECTRONIC SYSTEMS TECHNOLOGY INC.

FORM 10-K

Table of Contents

PART I

3

Item 1. Business.

3

Item 1A. Risk Factors.

7

Item 1B. Unresolved Staff Comments.

8

Item 2. Properties.

8

Item 3. Legal Proceedings.

8

Item 4. Submission of Matters to a Vote of Security Holders.

8

PART II

9

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

9

Item 6. Selected Financial Data.

9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

13

Item 8. Financial Statements and Supplementary Data.

14

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

37

Item 9A. Controls and Procedures.

37

Item 9B. Other Information.

38

PART III

38

Item 10. Directors, Executive Officers and Corporate Governance.

38

Item 11. Executive Compensation.

40

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

42

Item 13. Certain Relationships and Related Transactions, and Director Independence.

45

Item 14. Principal Accountant Fees and Services.

45

PART IV

46

Item 15. Exhibits and Financial Statement Schedules.

46

SIGNATURES

47

PART I

FORWARD LOOKING STATEMENTS:

When used in this Annual Report and documents incorporated by reference, the terms “anticipates”, “believes”, “expects” and similar expressions are intended to identify in certain circumstances, forward-looking statements.  Such statements are subject to uncertainties and risks that could cause actual results to differ materially from those projected, including the risks described in this Annual Report.  Given these uncertainties, readers are cautioned not to place undue reliance on such statements.  The Company also undertakes no obligation to update those forward-looking statements.

Item 1. Business.

Electronic Systems Technology, Inc. (“EST” or the “Company”) specializes in the manufacturing and development of wireless modem products.  The Company uses manufacturing, marketing, and research and development efforts to produce and market the Company’s line of ESTeem (tm) Wireless Modem products and accessories.  The Company’s product offerings provide innovative communication solutions for applications not served or underutilized by conventional communication systems.  The Company’s products are offered in the process automation markets in commercial, industrial, and government arenas both domestically and internationally, as well as domestic markets for public safety communications infrastructure.  The Company’s products are marketed through direct sales, sales representatives, and resellers.

The Company was incorporated in the State of Washington in February 1984, and was granted a United States Patent for the “Wireless Computer Modem” in May 1987, and Canadian patent in October 1988.  The Company established a "doing business as" or "DBA" structure, based on the Company's registered trade name of ESTeem Wireless Modems in 2007.  During the past three years, the Company has continued product improvements and enhancements to incorporate continuing technological developments, and respond to customer needs and market opportunities.  Development efforts during 2010 were focused on continued software and hardware refinement to the ESTeem 195E family of products to promote ease of use and network integration for users of the product.  In an effort to maintain and expand its customer base, specifically focusing on the industrial control marketplace, the Company continues efforts to team with all major programmable logic controller (PLC) hardware vendors.  During 2010, the Company continued marketing products for use in SCADA, Industrial Automation and Public Safety Communication marketplaces.

PRODUCTS AND MARKETS

The Company’s ESTeem wireless modem product lines provide wireless communication links between computers, peripherals, and instrumentation controls using radio frequency waves.  The widespread use of computer applications in business, industry and public service has created a dynamic environment of automation and networking, requiring constantly expanding amounts of data transfer.  Prior to the invention of the ESTeem modem, the majority of data transfers used telephone modems or direct cable connections, both of which have costly side effects.  Telephone modems have potentially expensive monthly charges for the use of telephone lines, and direct cable connections can have installation costs as much or more than the cost of the communication system.  ESTeem wireless modem products provide a wireless solution for data transfer by eliminating the need for conventional hardwiring and leased phone lines.

All of the ESTeem models (“ESTeems”) come with industry standard asynchronous or Ethernet communications ports, giving users new dimensions to “Local Area Networking”. ESTeem modems work on a “packet burst” communications concept.  Packet systems, whether hardwired or radio, share the same principle of operation: data is taken from RS-232C, RS-422, RS-485 asynchronous or Ethernet ports and transmitted in “Electronic Packets”.  Once a packet of data is formed, the packet is transmitted in a "burst," from one ESTeem modem to another ESTeem modem, hence the term "packet burst communications." Internal Digi-Repeater features allow the user to increase operating range by relaying transmission through multiple ESTeems to reach a destination ESTeem. An ESTeem can operate as an operating node, a repeater node, or both simultaneously, for increased flexibility.  Secure data communication is provided in the ESTeem products through use of proprietary technology and industry standard techniques.

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology.  This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive.  Research and Development expenditures for new product development and improvements of existing products by the Company for 2010 and 2009 were $264,389 and $273,389, respectively.  A minimal amount of the Company’s research and development expenses were paid directly by any of the Company’s customers.  During 2010, the Company contracted and will continue to contract, with independent, nonaffiliated, engineering companies specializing in software development and hardware design, when such expertise is required.

Development efforts during 2010 were focused on continued software and hardware refinement to the ESTeem 195E family of products to promote ease of use and network integration for users of the product.  The Company plans continued research and development expenditures for development and improvement projects, as they are deemed necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2010 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem products.  Customers generally place orders on an "as needed basis".  Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.  As of December 31, 2010, the Company had a minimal sales order backlog.

During 2010, the Company continued advertising in trade publications specifically targeted at users of control, instrumentation, and automation systems, as well as domestic public safety entities.  The Company’s advertising targeted potential users of Programmable Logic Controllers (PLCs).  There are approximately twenty major PLC manufacturers worldwide.  The Company has maintained active attendance at tradeshows targeted toward the customers and markets in which it sells products. During 2010, the Company continued to employ sales managers concentrating marketing efforts in both domestic and Latin American industrial automation, and public safety communication markets.  During 2011, the Company intends to continue this strategy of targeting existing markets of industrial automation and public safety networks.  The Company maintains an internet web site to provide access to product and technical information for both present and potential customers of the Company’s products.  Due to the highly variable configuration possibilities of the Company’s products, and existing reseller relationships, the Company has not implemented an electronic commerce internet website.  The Company provides technical support and service for ESTeem products through phone support, field technicians and internet sources.  The Company believes high quality customer support is necessary and vital to its business.  To maintain a high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

During the year ended December 31, 2010, no sales to any single customer comprised 10% or more of total sales revenues.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

COMPETITION

The Company’s competition varies according to the market in which the Company's products are competing.  All of the markets in which the Company’s products are sold are highly competitive.  Listed below are the markets in which the Company’s products compete and major competitors in those markets:

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

SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of the ESTeem products from sole suppliers.  Components including those manufactured by Hitachi, Motorola Corporation, Mitsubishi, Murata Corporation, Rakon, Toko America Inc. and Triquint, as purchased through a number of distributors, supply key components for the Company’s products.  The components provided by these and other companies could be replaced or substituted by other products, if it became necessary to do so.  If this action occurred, a material interruption of production and/or material cost expenditures, for example involved with locating and qualifying replacement components, could take place.

Approximately 15% of the Company’s inventory at December 31, 2010 consisted of parts having lead times ranging from 12 to 50 weeks.  Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, pagers and other technology devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.

For assembly of the Company’s products, the Company contracts with Manufacturing Services, Inc., in Kennewick, Washington, using materials provided by the Company.  By contracting with Manufacturing Services, Inc., the Company is able to avoid staff fluctuations associated with operating its own manufacturing operation.  The President of Manufacturing Services, Michael Brown, as well as the former President of Manufacturing Services, Melvin H. Brown, are both Directors of the Company.  Management believes the costs for services provided by Manufacturing Services, Inc., are comparable with other manufacturing service companies in the Company’s geographical region.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

REPORTS TO SECURITY HOLDERS

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC.  Electronically filed reports may be accessed at www.sec.gov or via the Company’s website at www.esteem.com.  Interested parties also may read and copy any material filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1(800) SEC-0330.

EMPLOYEES

As of December 31, 2010, the Company employed a staff of 15 persons on a full time basis, 4 in sales/marketing, 3 in technical support, 7 in engineering/manufacturing, and 1 in finance and administration.  The Company’s operations are dependent upon key members of its engineering and management personnel.  In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized.

Item 1A. Risk Factors.

The tenuous worldwide economic recovery may not continue. If the recent economic recovery stagnates, it may adversely impact our customers and diminish the demand for our products, resulting in decreased product sales, and the Company incurring net losses in the future.

We cannot predict whether we will be able to sustain revenue growth, profitability or positive cash flow.  Our products are sold in highly competitive markets. Our revenues and operating results can be negatively affected by technology changes in our markets, economic conditions in our markets, and the level of competition in our markets.

Our marketing efforts may be unsuccessful due to limited marketing and sales capabilities.  Our limited national advertising and sales coverage may result in the markets in which our products compete not being fully penetrated.  The lack of market penetration may result in an adverse effect on our sale revenues.  We must continue to develop and maintain appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services to successfully market our products. A failure to develop these capabilities or obtain third-party agreements could adversely affect us.

We may be unable to produce products for sale if we are unable to obtain component materials.  Our products require highly specialized components, which are subject to rapid obsolescence, limited availability and design change.  Many of components of our products are also used in cellular phone, pagers and other technology devices.  If we cannot obtain material to produce products for sale our sales revenues will be negatively impacted.

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

Rapid technological changes in our industry may adversely affect us if we do not keep pace with advancing technology. The wireless communication market is characterized by rapidly advancing technology. Our success depends on our ability to keep pace with advancing technology, processes and standards. We intend to continue to develop and enhance our products to meet perceived market opportunities. However, our development efforts may be rendered obsolete by research efforts and technological advances made by others, and devices other than those we currently produce may prove more advantageous.

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2010.  We determined that there continues to be material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2010.  We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration.  The same employee is responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses have been evaluated, but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

The market for our common stock is limited and our shareholders may have difficulty reselling their shares when desired or at attractive market prices.  Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices.  Our Company stock trades on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”).   Our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

EST does not own any real property, plants, mines, or any other materially important physical properties.  The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg B1, Kennewick, Washington.  The Company leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington.  As of December 31, 2010, the total monthly lease cost is $4,554.  The lease covers a period of three years, expiring September 2011.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2010 fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established market for trading the common stock of the Company.  The common stock is not regularly quoted in the automated quotation system of a registered securities system or association.  The common stock of the Company is traded on the “over-the-counter” market and is listed on the OTC Bulletin Board under the symbol of "ELST".  The following table sets forth the high and low sale prices of the Company’s common stock for the quarterly period indicated for the last two (2) fiscal years.

	Sale Price
	High	Low
2010
First Quarter	$0.55	$0.36
Second Quarter	0.55	0.40
Third Quarter	0.70	0.37
Fourth Quarter	0.60	0.37

2009
First Quarter	$0.35	$0.23
Second Quarter	0.38	0.22
Third Quarter	0.44	0.26
Fourth Quarter	0.55	0.30

The above data was compiled from information obtained from the OTC Bulletin Board quotation service.

The number of record holders of common stock of the Registrant as of January 2, 2011 was 406 persons/entities with an unknown number of additional shareholders who hold shares through brokerage firms.

Our independent stock transfer agent is Computershare Investor Services located at 350 Indiana Street, Suite 800, Golden CO 80401.

Electronic Systems Technology Inc. did not pay any cash distributions during 2010.  Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

The Company does not maintain any form of Equity Compensation Plan.

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis is provided as supplement to, and is intended to be read in conjunction with the Company’s audited financial statements and the accompanying integral notes (“Notes”) thereto.  The following statements may be forward-looking in nature and actual results may differ materially.

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

FISCAL YEAR 2010 vs. FISCAL YEAR 2009

GROSS REVENUES: Total revenues for the fiscal year 2010 were $2,241,655 reflecting an 18% increase from $1,892,000 in gross revenues for fiscal year 2009.  The increase in total revenues is the result of increased product sales during 2010.  Product sales increased to $2,228,798 in 2010, as compared to 2009 sales of $1,867,076, reflecting an increase of 19%.  Management believes the increase in sales revenues is the result of increased sales of products in all of the Company’s market segments, including domestic and foreign industrial automation, federal and MDC applications.  Management believes the increased product sales revenues during 2010 are a direct result of the tenuous economic recovery in the United States and worldwide which has resulted in an increased level of capital expenditure for projects involving the Company’s products.  The Company intends to continue targeting existing markets of industrial controls and MDC applications, and continued sales manager activities for coverage and exposure in the domestic industrial automation market.  Management remains committed to implementing existing marketing strategies, however sustaining sales revenues during 2011 in an environment of fragile economic recovery cannot be guaranteed.

Interest revenues during 2010 decreased to $12,857 from 2009 levels of $24,369 due to decreased rates of return received on the Company’s investments.

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 12 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represent 75% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic revenues increased to $1,678,803 for the year ended 2010, compared to $1,397,253 for the year ended 2009, reflecting an increase of 20%.  Management believes the increase in domestic segment product sales revenues during 2010 is the result of the tenuous economic recovery in the United States which has resulted in an increased level of capital expenditure for projects involving the Company’s products.  The majority of the Company's domestic product sales for 2010 were used in industrial automation applications. An example of an industrial automation application is a municipal water treatment operation, which employs the ESTeem modem to transmit industrial control information to and from control room areas via a wireless communications infrastructure.  It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future.

The Company’s domestic sales included sales of the Company’s products for MDC systems to public entities, which accounted for 5% of the Company’s domestic sales during 2010.  Management believes the weak MDCS sales during 2010 are the result of continued reductions in government funding for projects involving the Company’s products.  An example of an MDC system for a public entity is a local area network (LAN), between police department computer dispatch centers and individual police vehicles. Management believes funding of MDC projects on local, state and federal levels cannot be guaranteed and therefore MDC projects involving the Company’s products become very difficult to predict.

Domestic segment operating income was $278,572 for 2010 as compared with a segment operating income of $81,762 for 2009 due to increased sales revenues and improved segment profit margins during 2010 when compared with 2009.

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

During 2010, the Company had $549,995 in foreign export sales, amounting to 25% of sales revenues for the year, compared with foreign export sales of $469,823 for 2009, reflecting an increase of 17%.  Management believes the increase in foreign segment product sales revenues during 2010 is the result of the tenuous worldwide economic recovery which has resulted in an increased level of capital expenditure for projects involving the Company’s products, specifically industrial automation projects in Colombia and mining applications in Chile and Peru.  Products purchased by foreign customers were used primarily in industrial automation applications.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment increased to $232,331 for 2010 as compared with $191,485 for 2009 due to increased segment operating sales revenues during 2010 when compared with 2009.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased to $323,880 during 2010, compared with $250,648 for 2009, and represented expense to total net revenue percentage of 14% and 13% for 2010 and 2009, respectively.

As of December 31, 2010, the Company had minimal sales backlog.  The Company’s customers generally place orders on an "as needed basis".  Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:  Cost of Sales, as a percentage of gross sales, was 39% and 42% respectively, for 2010 and 2009.  Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  The Company's year-end inventory values for 2010 and 2009 were as follows:

	2010	2009
Parts	$180,059	$258,583
Work in progress	64,884	25,327
Finished goods	176,324	219,416
TOTAL	$421,267	$503,326

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements. Approximately 15% of the Company’s inventory at December 31, 2010 consisted of parts having lead times ranging from 12 to 50 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, pagers and other personal technology devices, have the potential of creating negative availability and delivery issues for components used by the Company.  The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.  Inventory levels decreased between December 31, 2009 and December 31, 2010, due to increased sales revenues and decreased material purchases by the Company.

OPERATING EXPENSES: Operating expenses increased to $1,185,031 in 2010, from 2009 levels of $1,092,019 primarily due increased bad debt expense, professional services and salaries expenses during 2010.  Material changes in expenses are comprised of the following components: Bad debt expense increased to $46,742 due to the creation of a bad debt reserve for amounts owed to the Company by Schwager Davis.  Schwager Davis notified the Company prior to year end that they had issues with a project using the Company’s products and payment would be delayed until the issues were resolved.  Depreciation expense decreased during 2010 to $32,365 from 2009 levels of $40,142 due to the Company’s decreased depreciable assets and decreased capital purchases.  Professional services increased to $137,745 from 2009 levels of $113,239 due to increased spending on subcontracted engineering expertise and audit costs by the Company during 2010.  Salaries, benefits and related taxes increased to $1,044,198 in 2010, from 2009 levels of $1,030,520, due to the Company recording a bonus payable based on 2010 results for December 31, 2010.  Trade show expenses increased to $44,529 for 2010 compared to $37,485 in 2009 due to increased attendance of trade shows during 2010.  Travel expenses increased to $85,136 for 2010, compared to $65,898 for 2009, due to increased sales and customer support related activities when compared with 2009.  Based on improved sales revenues and profitability during 2010, the Company intends to cautiously discontinue wage reductions that had been implemented during 2009 and 2010, which may result in increased operating expenses during 2011.

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

OPERATING EXPENSES: Operating expenses decreased to $1,092,019 in 2009, from 2008 levels of $1,446,312 as a result of cost reduction measures implemented during 2009 which included wage reductions for all Company employees, a hiring freeze for new employees, and minimal planned capital expenditures.  Material changes in expenses are comprised of the following components: Advertising decreased to $14,194 from $18,087 in 2008 due to differences in trade show related advertising when compared with 2008.  Depreciation expense decreased during 2009 to $40,142 from 2008 levels of $50,068 due to the Company’s decreased depreciable assets and decreased capital purchases when compared with 2008.  Supplies and materials expense decreased to $12,124 for 2009 from 2008 levels of $37,328 due to decreased research and development related supplies during 2009. Professional services decreased to $113,239 from 2008 levels of $302,231 due to curtailed spending on subcontracted software development and engineering expertise by the Company during 2009.  Travel expenses decreased to $65,898 for 2009, compared to $98,659 for 2008, due to decreased sales and customer support related activities.  Salaries, benefits and related taxes decreased to $1,030,520 in 2009, from 2008 levels of $1,218,655, due to decreased salaries and wages paid by the Company during 2009 when compared with 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in a net income of $129,452 for 2010, increased from a net income of $24,495 for 2009.  The increase in profitability is the result of increased sales revenues and cost reduction measures continued by the Company during 2010. At December 31, 2010, the Company's working capital was $3,008,643 compared with $2,877,352 at December 31, 2009. The Company’s operations rely solely on the income generated from sales.  The Company's major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production.  Extended availability for components critical for production of the Company’s products, ranging from 12 to 50 weeks, require the Company to maintain high inventory levels.  It is Management’s opinion that the Company’s working capital as of December 31, 2010 is adequate for expected resource requirements for the next twelve months.  Based on improved sales revenues and profitability during 2010, the Company intends to cautiously discontinue wage reductions that had been implemented during 2009 and 2010, which may result in increased operating expenses during 2011.

The Company's current asset to current liability ratio at December 31, 2010 was 18.5:1 compared to 33:1 at December 31, 2009.  The decrease in current asset ratio is the result of the Company increased federal income tax liability for year-end 2010.   The Company's cash resources at December 31, 2010, including cash and cash equivalent liquid assets, were $1,133,720, compared to cash resources of $919,608 at year-end 2009.  The increase in cash and cash equivalent liquid assets is the result of timing differences in certificate of deposit maturities and receivable collection cycles when compared with year-end 2009.  The Company’s cash and cash equivalent assets are held in checking and money market investment accounts.

The Company's accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2010, were $125,004, compared to $121,993 at year-end 2009.  An allowance for uncollectible accounts of $46,742 was recorded at December 31, 2010 for amounts owed to the Company by Schwager Davis.  Schwager Davis notified the Company prior to year end that they had issues with a project using the Company’s products and payment would be delayed until the issues were resolved.  Management is uncertain regarding the collectiblity of the subject amounts.  Management believes that all other Company accounts receivable as of December 31, 2010 are collectible.

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

Inventory levels as of December 31, 2010, were $421,267, reflecting a decrease from December 31, 2009 levels of $503,326. The decrease in inventory between December 31, 2009 and December 31, 2010, is due to decreased material purchases by the Company and increased product sales during 2010.

The Company had capital expenditures of $6,040 during 2010.  The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.  As of December 31, 2010, the Company's current liabilities increased to $172,128, from 2009 year-end levels of $90,000.  The increase in current liabilities is the result of the Company’s increased federal income tax liability of $77,171 for year-end 2010.

The Company had no off balance sheet arrangements for the year ended December 31, 2010.

Inflation had minimal adverse effect on the Company’s operations during 2010.  Minimal adverse effect is anticipated during 2011.

FORWARD LOOKING STATEMENTS: The above discussion may contain forward-looking statements that involve a number of risks and uncertainties. These factors are more fully described in the “Risk Factors” section of Item 1A of this Annual Report on Form 10-K. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: competitive factors such as rival wireless architectures and price pressures; availability of third party component products at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; change in product mix, and risk factors that are listed in the Company’s reports filed with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	16

Financial Statements:

Balance Sheets	17-18

Statements of Operations	19

Statements of Changes in Stockholders’ Equity	20

Statements of Cash Flows	21

Notes to Financial Statements	22-33

Supplemental Schedules of Operating Expenses	34

Supplemental Schedules of Selected Financial Data	35

Moe O’Shaughnessy & Associates, P.S.

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Electronic Systems Technology, Inc.

Kennewick, WA

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc., dba ESTeem Wireless Modems, as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Systems Technology, Inc., as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moe O’Shaughnessy & Associates, P.S.

Spokane, Washington

February 28, 2011

427 W. Sinto Avenue, Ste. 200, Spokane, Washington 99201

Phone (509) 325-4900 Fax (509) 325-9345 E-Mail moaps@moaps.net

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
CURRENT ASSETS
Cash	$ 51,867	$ 19,705
Money market investment	1,081,853	899,903
Certificates of deposit	1,472,000	1,372,000
Accounts receivable, net of allowance for
doubtful accounts of $47,664 and $922	125,004	121,993
Inventory	421,267	503,326
Prepaid insurance	8,780	8,404
Prepaid expenses	18,409	17,412
Accrued interest	1,591	3,713
Prepaid federal income taxes	-	20,896

Total Current Assets	3,180,771	2,967,352

PROPERTY AND EQUIPMENT – NET	44,255	70,580

DEPOSITS	4,304	340

DEFERRED INCOME TAX BENEFIT	49,400	32,600

	$ 3,278,730	$ 3,070,872

		(Continued)

See Notes to Financial Statements.

 BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2010	2009
CURRENT LIABILITIES
Accounts payable	$ 31,651	$ 33,275
Refundable deposits	-	7,106
Accrued wages and bonus	22,994	3,360
Accrued payroll and other taxes	7,623	5,071
Accrued vacation pay	32,689	41,188
Federal income tax payable	77,171	-

Total Current Liabilities	172,128	90,000

DEFERRED INCOME TAXES	13,000	21,500

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000
shares authorized, 5,158,667 issued and
outstanding	5,159	5,159
Additional paid-in capital	998,228	993,450
Retained earnings	2,090,215	1,960,763

	3,093,602	2,959,372

	$ 3,278,730	$ 3,070,872

		(Concluded)

See Notes to Financial Statements.

 STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008

SALES – NET	$ 2,228,798	$ 1,867,076	$ 2,108,700

COST OF SALES	869,601	777,382	951,095

GROSS PROFIT	1,359,197	1,089,694	1,157,605

OPERATING EXPENSES	1,185,031	1,092,019	1,446,312

OPERATING INCOME (LOSS)	174,166	(2,325)	(288,707)

OTHER INCOME
Interest income	12,857	24,369	59,718
Other income (expense)	-	555	1,174

	12,857	24,924	60,892

INCOME (LOSS) BEFORE INCOME
TAXES	187,023	22,599	(227,815)

PROVISION FOR FEDERAL INCOME
TAXES	57,571	(1,896)	(71,628)

NET INCOME (LOSS)	$ 129,452	$ 24,495	$ (156,187)

BASIC EARNINGS (LOSS) PER SHARE	$ 0.03	$ 0.03	$ (0.03)

DILUTED EARNINGS (LOSS) PER
SHARE	$ 0.02	$ 0.00	$ (0.03)

See Notes to Financial Statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE AT JANUARY 1, 2008	5,153,667	$ 5,154	$ 978,565	$ 2,195,629	$ 3,179,348

STOCK OPTIONS EXCERCISED	5,000	5	3,895	-	3,900

COMPREHENSIVE INCOME:
Net income (loss)	-	-	-	(156,187)	(156,187)

SHARE-BASED COMPENSATION	-	-	7,840	-	7,840

CASH DIVIDEND	-	-	-	(103,174)	(103,174)

BALANCE AT DECEMBER 31, 2008	5,158,667	5,159	990,300	1,936,268	2,931,727

COMPREHENSIVE INCOME:
Net income	-	-	-	24,495	24,495

SHARE BASED COMPENSATION	-	-	3,150	-	3,150

BALANCE AT DECEMBER 31, 2009	5,158,667	5,159	993,450	1,960,763	2,959,372

COMPREHENSIVE INCOME:
Net income	-	-	-	129,452	129,452

SHARE BASED COMPENSATION	-	-	4,778	-	4,778

BALANCE AT DECEMBER 31, 2010	5,158.667	$ 5,159	$ 998,228	$ 2,090,215	$ 3,093,602

See Notes to Financial Statements.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 129,452	$ 24,495	$ (156,187)
Noncash expenses included in income:
Depreciation	32,365	40,142	50,068
Allowance for doubtful accounts	46,742	(555)	(649)
Deferred income taxes	(25,300)	(18,600)	(7,900)
Share-based compensation	4,778	3,150	7,840
Decrease (increase) in current assets:
Accounts receivable, net	(49,753)	73,991	86,284
Inventory	82,059	136,453	(41,578)
Other current assets	749	10,734	(3,686)
Prepaid federal income taxes	20,896	16,704	(37,600)
Federal income taxes receivable	-	63,842	(63,842)
Increase (decrease) in current liabilities:
Accounts payable and other current liabilities	4,957	(3,548)	(143,008)
Federal income taxes payable	77,171	-	(12,304)
Net Cash From Operating Activities	324,116	346,808	(322,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and long term prepaids	(3,964)	-	-
Purchase of investments and certificates of deposit	(1,655,000)	(1,981,000)	(2,052,000)
Proceeds from sales of investments and certificates of deposit	1,555,000	2,041,000	1,520,000
Additions to property and equipment	(6,040)	-	(13,349)
Net Cash From Investing Activities	(110,004)	60,000	(545,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	-	-	3,900
Cash dividend	-	-	(103,174)
Net Cash From Financing Activities	-	-	(99,274)

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	214,112	406,808	(967,185)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	919,608	512,800	1,479,985

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 1,133,720	$ 919,608	$ 512,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid (received) during the year for:
Income taxes	$ (5,700)	$ (63,842)	$ 49,904

Cash and cash equivalents:
Cash	$ 51,867	$ 19,705	$ 53,201
Money market	1,081,853	899,903	459,599

	$ 1,133,720	$ 919,608	$ 512,800

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

The Company places its cash with three major financial institutions.  During the period, the Company had cash balances that were in excess of federally insured limits.

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

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies - (Continued)

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $47,664 and $922 as of December 31, 2010 and 2009, respectively.  The Company’s policy for writing off past due accounts receivable is based on the amount, time past due, and response received from the subject customer.

Accounts receivable include $50 of amounts due which are over ninety days past due at December 31, 2010.

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

Investments

Certificates of deposit with original maturities ranging from three months to twelve months were purchased for $1,472,000, at December 31, 2010.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies – (Continued)

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenditures for new product development and improvements of existing products by the Company for 2010, 2009, and 2008, were $264,389, $273,389, and $490,239, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred.  Advertising costs for the years ended December 31, 2010, 2009, and 2008, were $15,615, $14,194, and $18,087, respectively.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies – (Continued)

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

2.

Inventories

Inventories consist of the following:

	2010	2009
Parts	$ 180,059	$ 258,583
Work in progress	64,884	25,327
Finished goods	176,324	219,416

	$ 421,267	$ 503,326

3.

Property and Equipment

Property and equipment consist of the following:

	2010	2009
Laboratory equipment	$ 561,742	$ 560,918
Furniture and fixtures	16,398	16,398
Dies and molds	105,353	105,353
	683,493	682,669
Accumulated depreciation	(639,238)	(612,089)

	$ 44,255	$ 70,580

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

4.

Provision for Income Taxes

The Company uses the asset and liability approach in accounting for income taxes.

The provision for federal income taxes consisted of:

	2010	2009	2008
Current	$ 82,871	$ 16,704	$ (63,728)
Deferred	(25,300)	(18,600)	(7,900)

Provision for federal income taxes	$ 57,571	$ (1,896)	$ (71,628)

The components of deferred tax assets and liabilities at December 31, were as follows:

	2010	2009
Deferred tax assets:
Accrued liabilities	$ 11,100	$ 14,000
Inventory adjustment	15,500	9,300
Capital loss carryforward	6,600	9,000
Allowance for doubtful accounts	16,200	300

Total	$ 49,400	$ 32,600

Deferred tax liabilities:
Depreciable property	$ 13,000	$ 21,500

Total	$ 13,000	$ 21,500

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

	2010	2009	2008

Amount computed using the statutory rate	$ 82,871	$ 16,704	$ (63,728)
Decrease in deferred tax (assets)
liabilities	(25,300)	(18,600)	(7,900)

Provision for federal income taxes	$ 57,571	$ (1,896)	$ (71,628)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

4.

Provision for Income Taxes – (Continued)

The Company files federal income tax returns in the United States only.  The Company is no longer subject to federal income tax examination by tax authorities for years before 2007.  Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740, formerly “Accounting for Uncertainty in Income Taxes” (FIN48).  FASB ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits.

The provision for federal income taxes included penalties of $228 and $114, for years ending 2010 and 2008.

5.

Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit Sharing Plan and Salary Deferral 401-K plan and trust.  All employees over the age of twenty-one are eligible.  On January 1, 2006, the Company adopted a four percent salary matching provision.  The Company contributed $27,864, $29,364 and $35,656 to the plan at December 31, 2010, 2009, and 2008, respectively.

6.

Employee Profit Sharing Bonus Program

The Company makes contributions to the Employees Profit Sharing Bonus Program (a non-qualified plan) based upon ten percent of the first $100,000 of pre-tax net income plus eight percent on pre-tax net income in excess of $100,000.  The Company has accrued contributions for the year 2010 amounting to $18,765.

7.

Share-Based Compensation

The Company grants stock options to individual employees and directors with three years continuous tenure.  After termination of employment, stock options may be exercised within ninety days.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

7.

Share-Based Compensation – (Continued)

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2010	2009	2008
Dividend yield	0.00%	6.06%	2.35%
Expected volatility	93%	108%	75%
Risk-free interest rate	1.38%	1.38%	2.24%
Expected term (in years)	3	3	3
Estimated fair value per option granted	$ 0.30	$ 0.18	$ 0.39

The average risk-free interest rate is based on the three-year U.S. Treasury Bond rate in effect as of the grant date.  The expected volatility is determined using a weighted average of weekly historical volatility of the stock price over a period of one year prior to the grant dates.  The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2010 was eight percent.

In the years ended December 31, 2010, 2009, and 2008, the Company recognized $4,778, $3,150, and $7,840, respectively, in share-based compensation expense.  No non-vested share-based compensation arrangements existed as of December 31, 2010.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

7.

Share-Based Compensation – (Continued)

A summary of option activity follows:

			Weighted
		Weighted	-Average
		-Average	Remaining
		Exercise	Contractual
	Number	Price Per	Term
	Outstanding	Share	(Years)
Balance at 12/31/07	555,000	$ 0.71	1.1
Granted	200,000	0.81
Exercised	(5,000)	0.78
Canceled	(180,000)	0.78
Balance at 12/31/08	570,000	0.73	1.1
Granted	195,000	0.31
Exercised	-	-
Canceled	(200,000)	0.68
Balance at 12/31/09	565,000	0.60	1.1
Granted	195,000	0.45
Exercised	-	-
Canceled	(175,000)	0.68
Balance at 12/31/10	585,000	0.52	1.1

Exercisable at 12/31/10	585,000	0.52	1.1

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2010, was $78,000.

8.

Earnings Per Share

The following table represents the calculation of net earnings per common share – basic and diluted:

	2010	2009	2008

Net income (loss)	$ 129,452	$ 24,495	$ (156,187)
Basic earnings per share:
Weighted average shares outstanding	5,158,667	5,158,667	5,157.916

			(Continued)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

8.

Earnings Per Share – (Continued)

	2010	2009	2008
Diluted earnings per share:
Weighted average shares outstanding	5,158,667	5,158,667	5,157,916
Incremental shares from assumed
conversion of stock options	79,865	13,948	-
Weighted average shares outstanding	5,238,532	5,172,615	5,157,916

Net earnings (loss) per common share-basic	$ 0.03	$ 0.00	$ (0.03)
Net earnings (loss) per common share-
diluted	$ 0.02	$ 0.03	$ (0.03)

9.

Leases

The Company leases its facilities from a port authority, under beneficial terms for $3,692 monthly for three years, expiring in September 2011, with annual increases based upon the Consumer Price Index.  The lease expense for the years ended December 31, 2010, 2009, and 2008 was $46,885, $44,824 and $43,536, respectively.

Future minimum lease payments required under the above operating lease for the year ending December 31, 2011, amount to $36,323.

10.

Related Party Transactions

For the years ended December 31, 2010, 2009, and 2008, services in the amount of $73,672, $49,716, and $114,403, respectively, were contracted with a manufacturing process company, Manufacturing Services, Inc.  The president and past president of Manufacturing Services, Inc., are members of the Board of Directors of Electronic Systems Technology, Inc.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

11.

Commitments and Contingencies

The Company purchases certain key components necessary for the production of its products from a limited number of suppliers.  The components provided by the suppliers could be replaced or substituted by other products.  It is possible that if this action became necessary, an interruption of production and/or material cost expenditures could take place.

In 2009, the Company entered into a licensing agreement with Wi-LAN, Inc. (a Canadian Company), to pay royalties for certain licensing rights and liability releases.  Such amounts were not significant in 2009 and 2010.

The Company has evaluated subsequent events through February 28, 2011, the date the financial statements were available to be issued.

12.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

12.

Segment Reporting – (Continued)

Summary financial information for the two reportable segments is as follows:

			Unallocated
2010	Domestic	Foreign	Corporate	Total

Total sales	$ 1,678,803	$ 549,995	$ -	$2,228,798
Total other income	12,857	-	-	12,857
Depreciation	29,853	-	2,512	32,365
Earnings (loss) before tax	278,572	232,331	(323,880)	187,023
Identifiable assets	154,367	9,712	3,114,651	3,278,730
Net capital expenditures	3,845	-	2,195	6,040

2009

Total sales	$ 1,397,253	$ 469,823	$ -	$ 1,867,076
Total other income	24,924	-	-	24,924
Depreciation	37,595	-	2,547	40,142
Earnings (loss) before tax	81,762	191,485	(250,648)	22,599
Identifiable assets	165,446	27,127	2,878,299	3,070,872
Net capital expenditures	-	-	-	-

2008

Total sales	$ 1,515,876	$ 592,824	$ -	$ 2,108,700
Total other income	60,892	-	-	60,892
Depreciation	47,348	-	2,720	50,068
Earnings (loss) before tax	(129,161)	187,866	(286,520)	(227,815)
Identifiable assets	231,963	65,809	2,762,103	3,059,875
Net capital expenditures	9,851	-	3,498	13,349

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULES

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULES OF OPERATING EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008

Advertising	$ 15,615	$ 14,194	$ 18,087
Bad debt expense	46,742	-	-
Commissions – sales	-	1,841	6,680
Dues and subscriptions	1,364	1,444	2,347
Depreciation	32,365	40,142	50,068
Insurance	12,438	12,475	13,144
Materials and supplies	14,277	12,124	37,328
Office and administration	7,042	7,603	12,438
Printing	4,161	3,591	6,630
Professional services	137,745	113,239	302,231
Rent and utilities	60,537	58,615	57,140
Repair and maintenance	4,192	4,985	5,016
Salaries	823,845	811,491	987,551
Taxes	220,353	219,029	231,104
Telephone	9,471	9,031	10,681
Trade shows	44,529	37,485	37,737
Travel expenses	85,136	65,898	98,659

	1,519,812	1,413,187	1,876,841

Expenses allocated to cost of sales	(334,781)	(321,168)	(430,529)

	$ 1,185,031	$ 1,092,019	$ 1,446,312

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULES OF SELECTED FINANCIAL DATA

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, 2008, 2007 AND 2006

	2010	2009	2008	2007	2006

Sales – net	$ 2,228,798	$ 1,867,076	$2,108,700	$ 3,002,521	$ 2,617,810
Gross profit	1,359,197	1,089,694	1,157,605	1,847,198	1,599,012
Income (loss) before provision for income taxes	187,023	22,599	(227,815)	463,136	343,014
Provision for income taxes	57,571	(1,896)	(71,628)	143,814	116,925
Net income (loss)	129,452	24,495	(156,187)	319,322	226,089
Comprehensive income (loss)	129,452	24,495	(156,187)	319,322	226,089
Net income (loss) per share – basic	0.03	0.00	(0.03)	0.06	0.04
Weighted average number of shares outstanding	5,158,667	5,158,667	5,157,916	5,153,667	5,152,968
Total assets	3,278,730	3,070,872	3,059,875	3,477,208	3,319,851
Stockholders’ equity	3,093,602	2,959,372	2,931,727	3,179,348	2,959,000
Stockholders’ equity per share	0.60	0.57	0.57	0.62	0.57
Working capital	3,008,643	2,877,352	2,828,165	3,046,967	2,824,793
Current ratio	18.5:1	33.0:1	31.2:1	13.2:1	10.1:1
Equity to total assets	94%	96%	96%	91%	89%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exhange Act ) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2010.

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

As of December 31, 2010 management conducted an assessment of the effectiveness of EST’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements. The material weakness is as follows:

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

Management has evaluated and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  Management does not foresee implementing a cost effective method of mitigating our internal control weaknesses in the near term.   Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks..

Changes in internal control over financial reporting.

During the quarter ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On February 11, 2011 stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 11, 2011 totaled 210,000 shares under option and have an exercise price of $0.44 per share.  The options granted on February 11, 2011 may be exercised any time during the period from February 11, 2011 through February 10, 2014.  The Company's Form 8-K dated February 11, 2011, as filed with the Securities and Exchange Commission is included herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2010; as well as term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/06/08 – 06/06/11	62	President of the Company
Melvin H. Brown	06/05/09 – 06/05/12	80	Former President of Manufacturing Services, Inc.
Michael S. Brown	06/06/08 – 06/06/11	58	President of Manufacturing Services, Inc.
Robert Southworth	06/05/09 – 06/05/12	67	Patent Attorney, U.S. Dept. of Energy (retired)
Jon Correio	06/05/09 – 06/05/12	43	Vice President of Finance of the Company
John L. Schooley	06/04/10 – 06/04/13	71	Former President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2010 is comprised of Michael Brown (Chairman), Melvin Brown, Robert Southworth and John Schooley.  Michael Brown and Melvin Brown are considered to be non-independent members of the Audit Committee, however their serving on the Audit Committee was deemed by the Board to be in the best interest of the Company due to Michael Brown and Melvin Brown’s experience and familiarity with the Company. The Board of Directors has determined that none of the audit committee members can be classified as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.  The Board of Directors does not contain a member that can be classified as an “audit committee financial expert” under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely due to the high cost of such Director candidates.

The Board of Directors had an Employee/Director Stock Option Committee consisting of Tom Kirchner and Jon Correio.  The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2010.

Compensation Committee

There is no Compensation Committee of the Board of Directors.

Code of Ethics

On June 2, 2005, the Company's Board of Directors adopted a Code of Ethics for the Company.  This Code of Ethics is filed herewith as an exhibit.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2010; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
T. L. Kirchner	62	President/CEO	3 Years	02/10/84- Present
Jon Correio	43	Vice President, Finance & Administration/ Sec/Treas	3 Years	02/9/01- Present

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

FAMILY RELATIONSHIPS.   Michael S. Brown is the son of Melvin H. Brown.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the year ended December 31, 2010, to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

INDEMNIFICATION.  The Company’s By-Laws address indemnification of Directors and Officers. Washington Law provides that Washington corporations may include within their Articles of Incorporation provisions eliminating or limiting the personal liability of their directors and officers in shareholder actions brought to obtain damages for alleged breaches of fiduciary duties, as long as the alleged acts or omissions did not involve intentional misconduct, fraud, a knowing violation of law or payment of dividends in violation of the Washington statutes. Washington law also allows Washington corporations to include in their Articles of Incorporation or Bylaws provisions to the effect that expenses of officers and directors incurred in defending a civil or criminal action must be paid by the corporation as they are incurred, subject to an undertaking on behalf of the officer or director that he or she will repay such expenses if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the corporation because such officer or director did not act in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation. The Company’s Articles of Incorporation provide that a director of officer is not personally liable to the Company or its shareholders for damages for any breach of fiduciary duty as a director or officer, except for liability for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of distribution in violation of Washington Business Corporation Act.

 Item 11. Executive Compensation.

The Company’s principal executive officer is T.L. Kirchner, President and CEO.  The Company’s principal financial officer is Jon Correio, Vice President, Finance and Administration.

Information concerning the compensation of the Company’s principal executive officer and principal financial officer, as well as any other compensated employees of the Registrant's whose total compensation exceeded $100,000 during 2010 and 2009 is provided in the following Summary Compensation Table:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)
T.L. Kirchner, President/CEO	2010	$144,000	$6,109	-	$613	-	-	$20,012	$170,734
	2009	$144,000	-	-	$405	-	-	$23,883	$168,288
Jon Correio, Vice President, Finance	2010	$67,500	$2,864	-	$613	-	-	$16,502	$87,479
	2009	$67,500	-	-	$405	-	-	$17,994	$85,899

(1)

Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus.  Bonus calculated for 2010 results paid                     during 2011.

(2)

Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. Assumptions made in the valuation of stock option awards are disclosed in Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K.

(3)

All Other Compensation consists of premiums paid for Group Health Insurance, Key Man Insurance, Accrued Vacation Pay and Company paid 401(k) matching amounts.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2010 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	12.8%	0.45	2/18/2013
Jon Correio	25,000	12.8%	0.45	2/18/2013

(5)

This table does not include Stock Options granted previously.  Forms 8-K dated 02/19/09 and 02/22/08 respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2010 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
T.L. Kirchner, President/ CEO	25,000	0	0	$0.45	2/18/13	0	0	0	0
	25,000	0	0	$0.31	2/19/12	0	0	0	0
	25,000	0	0	$0.81	2/21/11	0	0	0	0
Jon Correio, Vice President, Finance	25,000	0	0	$0.45	2/18/13	0	0	0	0
	25,000	0	0	$0.31	2/19/12	0	0	0	0
	25,000	0	0	$0.81	2/21/11	0	0	0	0

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. Directors with no less than three years continuous tenure are eligible for stock option awards, as governed by the Company stock option plan.  There is currently no other compensation arrangements for the Company’s directors.  (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.)  The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2010 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Melvin Brown	$0	$0	$613	$0	$0	$0	$613
Michael Brown	$0	$0	$0	$0	$0	$0	$0
John Schooley	$0	$0	$613	$0	$0	$1,017	$1,630
Robert Southworth	$0	$0	$613	$0	$0	$540	$1,153

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

EXERCISE OF OPTIONS.  There were no Stock Options exercised during the year ended December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2010, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Paul D. Sonkin 460 Park Avenue, 12th Floor New York NY 10022	1,090,915	21.1%
Common	EDCO Partners LLP 4605 Denice Drive Englewood CO 80111	420,923	8.2%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	7.8%

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

(2)

The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 21, 2008, Options for 25,000 shares granted February 19, 2009 and Options for 25,000 shares granted February 19, 2010.  Forms 8-K, dated February 21, 2008, February 19, 2009 and February 19, 2010, respectively, are incorporated herein by reference.

(3)

Does not include options granted.  See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 28, 2011, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	T.L. Kirchner (Officer & Director)	403,488 (1)	7.8%
Common	Robert Southworth (Director)	0 (1)	0.0%
Common	Melvin H. Brown (Director)	76,500 (1)	1.5%
Common	Michael S. Brown (Director)	0 (1)	0.0%
Common	Jon Correio (Officer &Director)	2,000 (1)	0.0%
Common	John Schooley (Director)	135,000 (1)	2.6%
Common	D.B. Strecker (VP of Engineering)	14,500 (1)	0.3%

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

The information below does not include stock options granted in February 2011.

Recipients of Stock Options currently unexpired as of December 31, 2010 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-19-2010
Sam Amaral	5,000	0.45
Melvin Brown	25,000	0.45
Thomas Brown	5,000	0.45
Alan B. Cook	5,000	0.45
Jon Correio	25,000	0.45
Robert Croft	5,000	0.45
Tom Kirchner	25,000	0.45
Eric P. Marske	15,000	0.45
Anthony C. Pfau	5,000	0.45
Gary L. Schmitz	5,000	0.45
John L. Schooley	25,000	0.45
Robert Southworth	25,000	0.45
George Stoltz	5,000	0.45
David B. Strecker	15,000	0.45
Dan Tolley	5,000	0.45

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-19-2009
Sam Amaral	5,000	0.31
Melvin Brown	25,000	0.31
Thomas Brown	5,000	0.31
Alan B. Cook	5,000	0.31
Jon Correio	25,000	0.31
Robert Croft	5,000	0.31
Tom Kirchner	25,000	0.31
Eric P. Marske	15,000	0.31
Anthony C. Pfau	5,000	0.31
Gary L. Schmitz	5,000	0.31
John L. Schooley	25,000	0.31
Robert Southworth	25,000	0.31
George Stoltz	5,000	0.31
David B. Strecker	15,000	0.31
Dan Tolley	5,000	0.31

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-22-2008
Sam Amaral	5,000	0.81
Melvin Brown	25,000	0.81
Thomas Brown	5,000	0.81
Alan B. Cook	5,000	0.81
Jon Correio	25,000	0.81
Robert Croft	5,000	0.81
Tom Kirchner	25,000	0.81
Eric P. Marske	15,000	0.81
Anthony C. Pfau	5,000	0.81
Gary L. Schmitz	5,000	0.81
John L. Schooley	25,000	0.81
Robert Southworth	25,000	0.81
George Stoltz	5,000	0.81
David B. Strecker	15,000	0.81
Dan Tolley	5,000	0.81

Stock options must be exercised within 90 days after termination of employment/board membership.  During 2010, 175,000 options expired, 195,000 shares were granted and no shares under option were exercised.  At December 31, 2010 there were 585,000 shares reserved for future exercise.

Changes in Control.  The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

Certain Business Relationships:

There have been no unusual business relationships during the last fiscal year of the Registrant between the Company and affiliates as described in Item 404 (b) (1-6) of Regulation S-K.

Indebtedness of Management:

No Director or executive officer or nominee for Director, or nay member of the immediate family of such has been indebted to the Company during the past year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During 2010, the Company contracted for services from Manufacturing Services, Inc. in the amount of $73,672.  Manufacturing Services, Inc. is owned and operated by Michael S. Brown.  Mr. Brown, and the former owner for Manufacturing Services, Inc, Melvin H. Brown are currently Directors of Electronic Systems Technology, Inc.  Management believes the costs for services provided by Manufacturing Services, Inc., are comparable with other manufacturing service companies in the Company’s geographical region.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table presents fees billed to us during December 31, 2010 and 2009, for professional services provided by Moe O'Shaughnessy & Associates P.S.

Year Ended	December 31, 2010	December 31, 2009
Audit fees (1)	$41,604	$40,274
Audit-related fees (2)	-	-
Tax fees (3)	1,650	1,600
All other fees (4)	-	-
Total Fees	$43,254	$41,874

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibits filed as part of the Company’s 10K report for 2010 are listed below.  Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:   _/s/ T. L. KIRCHNER

         T.L. Kirchner, Director/President

        (Principal Executive Officer)

Date:  March 22, 2011

By:  _/s/ JON CORREIO

        Jon Correio, Secretary/Treasurer, Director

         and Vice President, Finance

        (Principal Executive Officer)

Date:  March 22, 2011

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ T. L. KIRCHNER	Director/President	March 22, 2011
T.L. Kirchner

/s/ JON CORREIO	Director/Secretary/Treasurer	March 22, 2011
Jon Correio

/s/ MELVIN BROWN	Director	March 22, 2011
Melvin H. Brown

/s/ MICHAEL BROWN	Director	March 22, 2011
Michael S. Brown

/s/ ROBERT SOUTHWORTH	Director	March 22, 2011
Robert Southworth

/s/ JOHN SCHOOLEY	Director	March 22, 2011
John L. Schooley