Form 10-Q
period 2011-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2011-05-16
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2011, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Three Months Ended	Mar. 31, 2011	Mar. 31, 2010
Sales	$ 533,220	$ 555,029
Other Revenues	$ 6,881	$ 3,547
Gross Profit	$ 315,881	$ 341,999

Net Income (Loss) Before Taxes	$ 8,289	$ 40,072
Net Income (Loss)	$ 489	$ 35,372

Earnings (Loss) Per Share Before Taxes
Basic	$ 0.00	$ 0.01
Diluted	$ 0.00	$ 0.01

Earnings (Loss) Per Share
Basic	$ 0.00	$ 0.01
Diluted	$ 0.00	$ 0.01

Weighted Average Shares Outstanding (Basic)
Primary	5,158,667	5,158,667
Diluted	5,290,896	5,237,483

Total Assets	$ 3,259,725	$ 3,154,084

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 3,094,946	$ 2,995,938

Shareholders' Equity Per Share	$ 0.60	$ 0.58

Working Capital	$ 2,995,833	$ 2,915,944

Current Ratio	20.5:1	21.9:1

Equity To Total Assets	95%	95%

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (as prepared by Management) (Unaudited)
	Mar. 31, 2011	Dec. 31, 2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,326,212	$1,133,720
Short Term Certificates of Deposit Investments	1,216,000	1,472,000
Accounts Receivable, net of allowance for uncollectibles	124,529	125,004
Inventory	462,775	421,267
Accrued Interest	1,820	1,591
Prepaid Federal Income Taxes	2,800	-
Prepaid Expenses	14,976	27,189
Total Current Assets	3,149,112	3,180,771

PROPERTY & EQUIPMENT net of depreciation	39,338	44,255

OTHER ASSETS	33,975	4,304
DEFERRED INCOME TAX BENEFIT	37,300	49,400
TOTAL ASSETS	$3,259,725	$3,278,730

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$75,177	$31,651
Refundable Deposits	25,374	-
Accrued Liabilities	52,728	63,306
Federal Income Taxes Payable	-	77,171
Total Current Liabilities	153,279	172,128

DEFERRED INCOME TAXES	11,500	13,000

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,158,667 Shares Issued And Outstanding	5,159	5,159
Additional Paid-in Capital	999,083	998,228
Retained Earnings	2,090,704	2,090,215
	3,094,946	3,093,602

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,259,725	$3,278,730

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (as prepared by Management) (Unaudited)
Three Months Ended	Mar. 31, 2011	Mar. 31, 2010

SALES	$ 533,220	$ 555,029
COST OF SALES	217,339	213,030
Gross Profit	315,881	341,999

OPERATING EXPENSES
Finance/Administration	89,499	83,070
Research & Development	58,362	64,830
Marketing	136,399	131,198
Customer Service	30,213	26,376
Total Operating Expense	314,473	305,474
OPERATING INCOME (LOSS)	1,408	36,525

Other Income (expenses)
Uncollectible Amounts Recovered	4,166	-
Interest Income	2,715	3,547
Net Other Income (expense)	6,881	3,547

NET INCOME (LOSS) BEFORE TAX	8,289	40,072
Provision For Income Tax	(7,800)	(4,700)
NET INCOME (LOSS)	$ 489	$ 35,372

Basic Earnings (Loss) Per Share Before Tax	$ 0.00	$ 0.01
Basic Earnings (Loss) Per Share After Tax	$ 0.00	$ 0.01

Diluted Earnings (Loss) Per Share Before Tax	$ 0.00	$ 0.01
Diluted Earnings (Loss) Per Share After Tax	$ 0.00	$ 0.01

 See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (as prepared by Management) (Unaudited)
Three Months Ended	Mar. 31, 2011	Mar. 31, 2010

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ 489	$ 35,372
Noncash items included in income:
Depreciation	4,917	7,961
Prepaid Federal Income Taxes	(2,800)	9,300
Accrued Interest	(229)	203
Deferred Income Tax	10,600	(4,600)
Share Based Compensation	855	1,194

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	475	(84,135)
Certificates of Deposit Redeemed (Purchased)	256,000	(2,000)
Inventory	(41,508)	15,904
Prepaid Expenses	12,213	7,955

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	32,948	49,246
Refundable Deposits	25,374	--
Accrued Federal Income Taxes	(77,171)	--
	222,163	36,400

CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Vendor Deposits	(29,671)	(1,335)
	(29,671)	(1,335)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	192,492	35,065
Cash and Equivalents At Beginning Of Period	1,133,720	919,608
Cash and Equivalents At Ending of Period	$ 1,326,212	$ 954,673

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	--	--
Federal Income Taxes	$ 77,171	$ --

Cash and Equivalents:
Cash	$ 53,326	$ 34,255
Money Market Accounts	1,272,886	920,418
	$ 1,326,212	$ 954,673

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2011 and March 31, 2010.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2010 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 2011 and March 31, 2010 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	March 31 2011	December 31 2010
Parts	$208,930	$180,059
Work in progress	81,212	64,884
Finished goods	172,633	176,324
	$462,775	$421,267

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The primary weighted average number of common shares outstanding used for calculation of basic and diluted earnings per share for the quarter ended March 31, 2011 was 5,158,667 and 5,290,896, respectively.

NOTE 4 - STOCK OPTIONS

As of March 31, 2011, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 11, 2011, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 11, 2011 totaled 210,000 shares under option and have an exercise price of $0.44 per share.

The options granted on February 11, 2011 may be exercised any time during the period from February 11, 2011 through February 10, 2014.  The Company's Form 8-K filed February 14, 2011, is incorporated herein by reference.  All outstanding stock options must be exercised within 90 days after termination of employment.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2011	2010	2009	2008
Dividend yield	0.00%	0.00%	6.06%	2.35%
Expected volatility	74%	93%	108%	75%
Risk-free interest rate	1.40%	1.38%	1.38%	2.24%
Expected term (in years)	3	3	3	3
Estimated Fair Value per Option Granted	$0.21	$0.30	$0.18	$0.39

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2010 through 2005 was 7.61%.

A summary of option activity during the quarter ended March 31, 2011, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2011	585,000	$0.52
Granted	210,000	0.44
Exercised	--	--
Canceled	(205,000)	0.81
Outstanding at March 31, 2011	590,000	0.40

For the first quarter of 2011, compensation expense charged against income for stock options was $855 ($564 after tax).  No non-vested share-based compensation arrangements existed as of March 31, 2011.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2011, services in the amount of $23,743 were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.

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

During the quarter March 31, 2011, Domestic customers represented approximately 45% of total net revenues.  Foreign customers represented 55% of total net revenues.  During the quarter ended March 31, 2011, product sales to ANDESWireless Ltda of Colombia for industrial automation projects comprised 15% of the Company's sales revenues.  Product sales to Industrial Controls of Peru for industrial automation projects comprised 14% of the Company's sales revenues for the quarter ended March 31, 2011.  Product sales to Jescom Communication Communications International Inc. of California for security network applications in Morocco comprised 11% of the Company's sales revenues for the quarter ended March 31, 2011.  Revenues from foreign countries consisted primarily of revenues from Colombia, Peru, Morocco and Canada.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the first quarter of 2011 and 2010 is as follows:
	Domestic	Foreign	Unallocated Corporate	Total
Quarter ended March 31, 2011
Total sales	$241,096	$292,124	$ -	$533,220
Total other income	6,881	-	-	6,881
Earnings (loss) before tax	(59,145)	156,933	(89,499)	8,289
Depreciation/amortization	4,340	-	577	4,917
Identifiable assets	137,295	21,809	3,109,921	3,269,025
Net capital expenditures	-	-	-	-

Quarter ended March 31, 2010
Total sales	$366,270	$188,759	$ -	$555,029
Total other income	3,547	-	-	3,547
Earnings (loss) before tax	25,901	97,241	(83,070)	40,072
Deprecation/amortization	7,344	-	617	7,961
Identifiable assets	193,298	12,830	2,947,956	3,154,084
Net capital expenditures	-	-	-	-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ending March 31, 2011.  The following statements may be forward looking in nature and actual results may differ materially.

A.

RESULTS OF OPERATIONS

REVENUES: Total revenues from sales decreased to $533,220 for the first quarter of 2011 as compared to $555,029 in the first quarter of 2010, reflecting a decrease of 4%.  Gross revenues decreased to $540,101 for the quarter ending March 31, 2011, from $558,576 for the same quarter of 2010.  Management believes the decrease in sales revenues is due to decreased domestic industrial automation and Mobile Data Computer Systems (MDCS) sales during the first quarter of 2011 when compared with the same quarter of 2010.  The decrease in domestic sales revenues was partially offset by increased foreign industrial automation product sales revenues.  Management believes the decrease in domestic sales revenues is the result of the continued slow economic recovery in the United States leading to delays or cancellations of projects involving the Company’s products.

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

A percentage breakdown of EST's market segments of Domestic and Foreign Export sales, for the first quarter of 2011 and 2010 are as follows:

For the first quarter of	2011	2010
Domestic Sales	45%	66%
Export Sales	55%	34%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represented 45% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $241,096 for the quarter ended March 31, 2011, compared to $366,270 for the quarter ended March 31, 2010, reflecting a decrease of 34%. Management believes the decrease in domestic sales revenues is the result of the continued slow economic recovery in the United States leading to delays or cancellations of projects involving the Company’s products.

The Company’s domestic sales for MDCS to public entities were minimal during the first quarter of 2011.  In Management’s opinion, MDCS sales remain difficult to predict and cannot be assured due to public safety entity purchases being linked to uncertain government funding.

Domestic segment operating loss was $59,145 for the quarter ended March 31, 2011 as compared with a segment operating income of $25,901 for the same quarter of 2010, due to decreased sales revenues for the segment during the first quarter of 2011.

Foreign Revenues

The Company’s foreign operating segment represented 55% of the Company’s total net revenues for the quarter ended March 31, 2011.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended March 31, 2011, the Company had $292,124 in foreign export sales, or 55% of total net revenues of the Company for the quarter, compared with foreign export sales of $188,759 or 34% of net revenues for the same quarter of 2010.  During the quarter ended March 31, 2011, product sales to ANDESWireless Ltda of Colombia for industrial automation projects comprised 15% of the Company's sales revenues.  Product sales to Industrial Controls of Peru for industrial automation projects comprised 14% of the Company's sales revenues for the quarter ended March 31, 2011.  Product sales to Jescom Communication Communications International Inc. of California for security network applications in Morocco comprised 11% of the Company's sales revenues for the quarter ended March 31, 2011.  The majority of foreign export sales revenues during the first quarter of 2011 were used in industrial automation projects in Colombia, Peru, and Canada.  Revenues from foreign countries consisted primarily of revenues from Colombia, Peru, Morocco and Canada. Management believes the increase in foreign sales revenues is due to increased sales for industrial automation projects in Colombia, Peru and Canada during the first quarter of 2011 when compared with the same quarter of 2010.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment increased to $156,933 for the quarter ended March 31, 2011 as compared with $97,241 for the same period of 2010 due to increased sales revenues for the quarter ended March 31, 2011.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during the quarter ended March 31, 2011 to $89,499 as compared with $83,070 for the same quarter of 2010.  Unallocated corporate expenses represented expense to total sales percentage of 17% and 15% for the first quarter of 2011 and 2010, respectively.

BACKLOG:

As of March 31, 2011, the Company had a sales order backlog of $35,000.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2011 and 2010 were 41% and 38% of gross sales respectively. The cost of sales percentage increase in the first quarter of 2011 is the result of the product mix of items sold during the quarter having decreased profit margins when compared with the product mix sold during the same quarter of 2010.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2011 increased $8,999 from first quarter of 2010 levels.  The following is a delineation of operating expenses:

	March 31 2011	March 31 2010	Increase (Decrease)
Finance/Administration	$ 89,499	$ 83,070	$ 6,429
Research/Development	58,362	64,830	(6,468)
Marketing	136,399	131,198	5,201
Customer Service	30,213	26,376	3,837
Total Operating Expenses	$ 314,473	305,474	$ 8,999

Finance and Administration:  For the first quarter of 2011 Finance and Administration expenses increased $6,429 to $89,499, due to increased department related wages when compared with the same quarter of 2010.

Research and Development:  Research and Development expenses decreased $6,468 to $58,362, during the first quarter of 2011, due to decreased department related wages when compared with the same quarter of 2010.

Marketing: During the first quarter of 2011, marketing expenses increased $5,201 to $136,399 when compared with the same period of 2010, due to increased department related wages during the first quarter of 2011.

Customer Service: Customer service expenses increased $3,837 to $30,213 during the first quarter of 2011, due to a decreased amount of engineering and customer support services being billed directly to customers.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $2,715 in interest and dividend income during the quarter ending March 31, 2011.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net income of $489 for the first quarter of 2011 compared to a net income of $35,372 for the same quarter of 2010.  The decrease in net income is the result of decreased sales revenues and increased operating expenses the first quarter of 2011.

B.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2011 was 20.5:1 compared to 18.5:1 at December 31, 2010.  The increase in current ratio is due to decreased Federal Income Taxes Payable liability at March 31, 2011 when compared with December 31, 2010.

For the quarter ending March 31, 2011, the Company had cash and cash equivalents of $1,326,212 as compared to cash and cash equivalent holdings of $1,133,720 at December 31, 2010. Certificates of Deposit decreased to $1,216,000 as of March 31, 2011, from $1,472,000 as of December 31, 2010 due to differences in maturity date cycles compared with year-end 2010.

Accounts receivable decreased slightly to $124,529 as of March 31, 2011, from December 31, 2010 levels of $125,004.  The Company recognized uncollectible amounts recovered income of $4,166 from material recovered from the Schwager Davis project that was deemed uncollectible as of December 31, 2010.  The Company does not expect to recover any additional amounts from the Schwager Davis project.  Inventory increased to $462,775 at March 31, 2011 from December 31, 2010 levels of $421,267 due to increased material purchases by the Company and reduced sales revenues during the first quarter of 2011.  The Company's fixed assets, net of depreciation, decreased to $39,338 as of March 31, 2011 from December 31, 2010 levels of $44,255, due to depreciation during the first quarter of 2011 of $4,917.  Prepaid Federal Income Taxes as of March 31, 2011 increased to $2,800 compared with a Federal Income Taxes Payable liability of $77,171 at December 31, 2010 due to decreased profitability during the first quarter of 2011, and the Company making the required tax payment during 2011.

Prepaid expenses decreased to $14,976 as of March 31, 2011 as compared with $27,189 for December 31, 2010 due to timing differences for prepaid tradeshow expenses and reduced prepaid network expenses when compared with year-end 2010.  At the end of the first quarter of 2011 the Company paid deposits to vendors providing long lead time, off-shore inventory in the amount of $37,663, which is included in Other Assets on the Company’s balance sheets.

As of March 31, 2011, the trade accounts payable balance was $75,177 compared with $31,651 at December 31, 2010, and reflects amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of March 31, 2011 were $52,728, compared with $63,306 at December 31, 2010, and reflect items such as payroll and state tax liabilities and accrued vacation benefits.  At March 31, 2011 the Company had refundable deposit liabilities of $25,374 for amounts paid by customers for sales orders scheduled to ship during April 2011.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2011 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There is no established market for trading the common stock of the Company. The market for the Company’s common stock is limited, and as such shareholders may have difficulty reselling their shares when desired or at attractive market prices.  The Common Stock is not regularly quoted in the automated quotation system of a registered securities system or association.  The Common Stock of the Company is traded on the Pink Sheets (OTCQB) under the symbol “ELST”.  The “over-the-counter” quotations do not reflect inter-dealer prices, retail mark-ups commissions or actual transactions.  The Company’s common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

Item 4.  Controls and Procedures.

As a small, non-accelerated filer company, information required by Item 307 of Regulation S-K is not applicable to Electronic Systems Technology, Inc.

Item 4.  Controls and Procedures.

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

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2011.

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

There have been no changes during the quarter ended March 31, 2011 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 5.  Other Information

The Company filed a Form 8-K dated February 11, 2011 regarding issuance of stock options pursuant to the Company’s stock option award program, which is incorporated herein by reference.

Item 6.  Exhibits

31.1

CEO Certification

31.2

CFO Certification

32.1

CEO Section 906 Certification

32.2

CFO Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T. L. KIRCHNER
Date: May 11, 2011	Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

By: /s/ JON CORREIO
Date: May 11, 2011	Name: Jon Correio
Title: Director/Secretary/Treasurer
(Principal Financial Officer)