Form 10-Q
period 2011-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2011-08-15
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2011, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. SELECTED FINANCIAL DATA (as prepared by Management) (Unaudited)

Six Months Ended	June 30, 2011	June 30, 2010
Sales	$845,604	$1,027,652
Other Revenues	9,525	7,144
Gross Profit	481,132	617,177

Net Income (Loss) Before Taxes	($143,465)	$20,668
Net Income (Loss) After Taxes	(105,565)	19,468

Earnings (Loss) Per Share Before Taxes
Basic	($0.03)	$0.00
Diluted	(0.03)	0

Earnings (Loss) Per Share After Taxes
Basic	($0.02)	$0.00
Diluted	(0.02)	0

Weighted Average Shares Outstanding (Basic)
Primary	5,158,667	5,158,667
Diluted	5,158,667	5,224,630

Total Assets	$3,067,539	$3,099,778

Long-Term Debt and Capital Lease Obligations	$0	$0

Shareholders' Equity	$2,938,160	$2,981,229

Shareholders' Equity Per Share	$0.57	$0.58

Working Capital	$2,815,276	$2,907,479

Current Ratio	24.7:1	29.5:1

Equity To Total Assets	96%	96%

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS

	June 30, 2011	Dec. 31, 2010
(as prepared by Management)
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$851,391	$1,133,720
Short Term Investments	1,474,000	1,472,000
Accounts Receivable, net	43,806	125,004
Inventory	471,151	421,267
Accrued Interest	1,952	1,591
Prepaid Federal Income Taxes	49,000	--
Prepaid Expenses	42,955	27,189
Total Current Assets	2,934,255	3,180,771

PROPERTY & EQUIPMENT net of depreciation	63,609	44,255

OTHER ASSETS	33,975	4,304
DEFERRED INCOME TAX BENEFIT	35,700	49,400
TOTAL ASSETS	$3,067,539	$3,278,730

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$30,851	$31,651
Accrued Liabilities	35,148	63,306
Shareholder Distributions Payable	51,587	--
Refundable Deposits	1,393	--
Federal Income Taxes Payable	--	77,171
Total Current Liabilities	118,979	172,128

DEFERRED INCOME TAX LIABILITY	10,400	13,000

STOCKHOLDERS' EQUITY
Common Stock, $.001 Par Value 50,000,000 Shares Authorized 5,158,667 Shares Issued and Outstanding	5,159	5,159
Additional Paid-in Capital	999,938	998,228
Retained Earnings	1,933,063	2,090,215
Total Stockholders' Equity	2,938,160	3,093,602
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,067,539	$3,278,730

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
(as prepared by Management)
(Unaudited)
SALES	312,384	472,623	845,604	1,027,652
COST OF SALES	147,132	197,445	364,472	410,475
Gross Profit	165,252	275,178	481,132	617,177

OPERATING EXPENSES
General and Administrative	66,166	64,003	155,664	147,074
Research & Development	78,062	86,285	136,424	151,115
Marketing	147,480	123,839	283,879	255,036
Customer Service	27,942	24,052	58,155	50,428
Total Operating Expenses	319,650	298,179	634,122	603,653
OPERATING INCOME (LOSS)	(154,398)	(23,001)	(152,990)	13,524

Other Income (expenses)
Uncollectible Amounts Recovered	--	--	4,166	--
Interest/Investment Income	2,644	3,597	5,359	7,144
Net Other Income (Expense)	2,644	3,597	9,525	7,144

NET INCOME (LOSS) BEFORE TAX	(151,754)	(19,404)	(143,465)	20,668
Provision For Income Tax	45,700	3,500	37,900	(1,200)

NET INCOME (LOSS)	(106,054)	(15,904)	(105,565)	19,468

Basic Earnings (Loss) Per Share	(0.02)	(0.00)	(0.02)	0.00

Diluted Earnings (Loss) Per Share	(0.02)	(0.00)	(0.02)	0.00

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
(as prepared by Management)
(Unaudited)
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	($105,565)	$19,468
Noncash items included in income:
Depreciation	$10,546	$15,956
Prepaid Federal Income Taxes	($49,000)	--
Accrued Interest	($361)	$186
Deferred Income Tax	$11,100	($5,300)
Share Based Compensation	$1,710	$2,389
DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	$81,198	($41,027)
Inventory	($49,884)	$26,665
Federal Income Taxes Receivable	--	$20,896
Prepaid Expenses	($15,766)	($16,323)
INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	($28,958)	11,349
Refundable Deposits	$1,393	--
Accrued Federal Income Taxes	($77,171)	800
NET CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	($220,758)	35,059
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of Deposit Redeemed (Purchased)	($2,000)	($95,000)
Additions To Property And Equipment	($29,900)	($1,051)
NET CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES	($31,900)	($96,051)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Vendor Deposits	($29,671)	($1,335)
NET CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES	($29,671)	($1,335)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	($282,329)	($62,327)
Cash And Cash Equivalents At Beginning Of Period	$1,133,720	$919,608
Cash And Cash Equivalents At Ending of Period	$851,391	$857,281

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$0	$0
Federal Income Taxes	$77,171	$5,700
Cash allocated for Cash Distribution	$51,587	$0
Cash And Cash Equivalents:
Cash	$5,686	$44,936
Money Market Accounts	845,705	812,345
Total Cash and Cash Equivalents	$851,391	$857,281

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month and six month periods ended June 30, 2011 and June 30, 2010.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2010 as filed with Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2011 and June 30, 2010, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	June 30 2011	December 31 2010
Parts	$ 176,043	$180,059
Work in progress	99,040	64,884
Finished goods	196,068	176,324
	$ 471,151	$ 421,267

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The primary weighted average number of common shares outstanding was 5,158,667 and 5,158,667 for the three months and six months ended June 30, 2011 and 2010.  The diluted weighted average number of common shares outstanding for the three month period ending June 30, 2011 and 2010 was 5,158,667 and 5,224,630, respectively.

NOTE 4 - STOCK OPTIONS

As of June 30, 2011, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 11, 2011, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 11, 2011 totaled 210,000 shares under option and have an exercise price of $0.44 per share.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2011	2010	2009	2008
Dividend yield	0.00%	0.00%	6.06%	2.35%
Expected volatility	74%	93%	108%	75%
Risk-free interest rate	1.40%	1.38%	1.38%	2.24%
Expected term (in years)	3	3	3	3
Estimated Fair Value per Option Granted	$0.21	$0.30	$0.18	$0.39

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2010 through 2005 was 7.61%.

A summary of option activity during the quarter ended June 30, 2011, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2011	585,000	$0.52
Granted	210,000	0.44
Exercised	--	--
Canceled	(205,000)	0.81
Outstanding at June 30, 2011	590,000	0.40

For the second quarter of 2011, compensation expense charged against income for stock options was $855 ($564 after tax).  No non-vested share-based compensation arrangements existed as of June 30, 2011.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the six-month period ended June 30, 2011, services in the amount of $57,670 were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.

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

During the quarter ended June 30, 2011, Domestic customers represented approximately 78% of total net revenues.  Foreign customers represented approximately 22% of total net revenues.  During the quarter ended June 30, 2011, sales to Industrial Networking Solutions and Consolidated Electrical Distributors, both national resellers of the Company’s products, comprised 12% and 11% of the Company’s sales revenues, respectively.  No other sales to a single customer comprised more than 10% of sales revenues for the quarter.  Revenues from foreign countries during the second quarter of 2011 consist primarily of revenues from product sales to Mexico and Chile.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the second quarter of 2011 and 2010 is as follows:

	Domestic	Foreign	Unallocated Corporate	Total
Three months ended June 30, 2011
Total sales	$ 244,841	$ 67,543	$ -	$ 312,384
Total other income	2,644	-	-	2,644
Earnings (loss) before tax	(79,400)	(6,188)	(66,166)	(151,754)
Depreciation/amortization	5,032	-	596	5,628
Identifiable assets	514,957	-	2,552,582	3,067,539
Net capital expenditures	29,900	-	-	29,900

Three months ended June 30, 2010
Total sales	$ 352,173	$ 120,450	$ -	$ 472,623
Total other income	3,597	-	-	3,597
Earnings (loss) before tax	2,953	41,646	(64,003)	(19,404)
Depreciation/amortization	7,378	-	617	7,995
Identifiable assets	630,039	9,642	2,460,097	3,099,778
Net capital expenditures	1,051	-	-	1,051

Six months ended June 30, 2011
Total sales	$ 485,937	$ 359,667	$ -	$ 845,604
Total other income	5,359	-	4,166	9,525
Earnings (loss) before tax	(138,545)	150,745	(155,664)	(143,465)
Depreciation/amortization	9,373	-	1,173	10,546
Identifiable assets	514,957	-	2,552,582	3,067,539
Net capital expenditures	29,900	-	-	29,900

Six Months ended June 30, 2010
Total sales	$ 718,444	$ 309,208	$ -	$ 1,027,652
Total other income	7,144	-	-	7,144
Earnings (loss) before tax	24,598	143,144	(147,074)	20,668
Depreciation/amortization	14,722	-	1,234	15,956
Identifiable assets	630,039	9,642	2,460,097	3,099,778
Net capital expenditures	1,051	-	-	1,051

NOTE 7 - CASH DISTRIBUTION

On June 3, 2011, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 20, 2011, of $0.01 per share of common stock, with a payable date of July 15, 2011.  The payment of the cash distribution was completed by July 15, 2011.  For the quarter ended June 30, 2011, the Company recognized a current liability in the amount of $51,587, reflecting the total dollar value of the cash distribution.  The Company’s Form 8-K dated June 3, 2011, as filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2011.  The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services decreased to $312,384 for the second quarter of 2011, compared to $472,623 for the second quarter of 2010.  Gross revenues decreased to $315,028 for the quarter ended June 30, 2011, from $476,220 for the same quarter of 2010.  Year to date sales decreased to $845,604 as of June 30, 2011 as compared to $1,027,652 as of June 30, 2010. Year to date gross revenues decreased to $855,129 as of June 30, 2011 compared to $1,034,796 as of June 30, 2010.  Management believes the decrease in quarterly and year to date sales revenues is due to reduced orders received for domestic industrial automation projects during the first six months of 2011.  Management believes that the continued tenuous worldwide economic recovery makes sales revenues during 2011 difficult to predict and prone to potential fluctuation.

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

A percentage breakdown of EST's Domestic and Export Sales, for the second quarter of 2011 and 2010 are as follows:

	For the second quarter of
	2011	2010
Domestic Sales	78%	75%
Export Sales	22%	25%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended June 30, 2011, the Company’s domestic operations represented 78% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $244,841 for the quarter ended June 30, 2011, compared to $352,173 for the quarter ended June 30, 2010.  We believe the decrease in quarterly sales revenues is due to reduced orders received for domestic industrial automation projects during the second quarter of 2011.  Management believes that the continued tenuous economic recovery in the United States makes sales revenues during 2011 difficult to predict and prone to potential fluctuation.  During the quarter ended June 30, 2011, sales to Industrial Networking Solutions and Consolidated Electrical Distributors, both national resellers of the Company’s products, comprised 12% and 11% of the Company’s sales revenues, respectively.  No other sales to a single customer comprised more than 10% of sales revenues for the quarter.

Domestic segment operating loss was $79,400 for the quarter ended June 30, 2011 as compared with a segment operating income of $2,953 for the same quarter of 2010, due to reduced sales revenues for the segment during the second quarter of 2011.

For the six-month period ended June 30, 2011, the Company’s domestic operations represented 57% of the Company’s total sales revenues.  Year to date domestic sales revenues decreased to $485,937 as of June 30, 2011 compared to $718,444 for the same period of 2010. Management believes the decrease in year to date sales revenues is due to reduced orders received for domestic industrial automation projects during the first half of 2011.  Management believes the continued tenuous economic recovery in the United States makes sales revenues during 2011 difficult to predict and prone to potential fluctuation.  The Company’s year to date domestic sales were augmented by sales of the Company’s products for mobile data computer systems (MDCS) to public entities, which accounted for 3% of the Company’s domestic sales during the first six months of 2011.  We believe that MDCS sales are difficult to predict and cannot be assured due to public safety entity purchases being linked to uncertain government funding.

Year to date domestic segment operating loss was $138,545 for the period ended June 30, 2011 as compared with a segment operating income of $24,598 for the same period of 2010, due to reduced sales revenues for the segment during the first six months of 2011.

Foreign Revenues

The Company’s foreign operating segment represented 22% of the Company’s total net revenues for the quarter ended June 30, 2011.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended June 30, 2011, the Company had $67,543 in foreign export sales, amounting to 22% of total net revenues of the Company for the quarter, compared with foreign export sales of $120,450 for the same quarter of 2010.  We believe the decrease in foreign sales revenues is due to an unexpected reduction and delays in orders received from the Latin American region for industrial automation projects using the Company’s products and higher than normal product returns from a single customer in Canada.  Revenues from foreign countries during the second quarter of 2011 consist primarily of revenues from product sales to Mexico and Chile.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 2011.  Products purchased by foreign customers were used primarily in communication backbone and industrial automation applications.  We believe the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating loss for the foreign segment was $6,188 for the quarter ended June 30, 2011 as compared with a net operating income of $41,646 for the same period of 2010, due to decreased sales revenues for the segment during the second quarter of 2011.

For the six-month period ended June 30, 2011, the Company had $359,667 in foreign export sales, amounting to 43% of total sales revenues of the Company for the period, compared with foreign export sales of $309,208 for the same period of 2010. We believe the year to date increase in foreign sales revenues is due to increased orders for industrial automation and communication backbone applications in the Colombia, Peru, Morocco, Mexico and Canada.

Year to date foreign segment operating income was $150,745 for the period ended June 30, 2011 as compared with a segment operating income of $143,144 for the same period of 2010, due to increased sales revenues for the segment during the first half of 2011.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during the quarter ended June 30, 2011 to $66,166 as compared with $64,003 for the same quarter of 2010, and represented expense to total net revenues percentages of 21% and 13% for the first quarters of 2011 and 2010, respectively.

Year to date unallocated corporate expenses for the period ended June 30, 2011 were $155,664 as compared with $147,074 for the same period of 2010, due to increased department related wages, and represented expense to total net revenues percentages of 18% and 14% for the first six months of 2011 and 2010, respectively.

BACKLOG:

The Corporation had minimal order backlog as of June 30, 2011.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarter of 2011 and 2010 was 47% and 42%, respectively. The cost of sales increase for the second quarter of 2011 is the result of the product mix for items sold during the quarter having a less favorable profit margin when compared with the same period of 2010.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2011 increased $21,471 from the second quarter of 2010.  The following is an outline of operating expenses:

For the quarter ended:	June 30, 2011	June 30, 2010	Increase (Decrease)
General and Administrative	$ 66,166	$ 64,003	$ 2,163
Research/Development	78,062	86,285	(8,223)
Marketing	147,480	123,839	23,641
Customer Service	27,942	24,052	3,890
Total Operating Expenses	$ 319,650	$ 298,179	$ 21,471

GENERAL AND ADMINISTRATIVE:

During the second quarter of 2011, General and Administrative expenses marginally increased $2,163 from the same quarter of 2010.

RESEARCH AND DEVELOPMENT:

Research and Development expenses decreased $8,223 during the second quarter of 2011, when compared with the same period in 2010 due to decreased department related wages and subcontracted engineering expertise.

MARKETING:

During the second quarter of 2011, marketing expenses increased $23,641 from the same period in 2010, due to increased trade show, wage and travel expenses.

CUSTOMER SERVICE:

Customer service expenses during the second quarter of 2011 increased $3,890 when compared with the same quarter of 2010 due to a decreased amount of engineering and customer support services being billed directly to customers.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $2,644 in interest and dividend income during the quarter ended June 30, 2011.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $106,054 for the second quarter of 2011, compared to a net loss of $15,904 for the same quarter of 2010.  For the six-month period ended June 30, 2011, the Company recorded a net loss of $105,565 compared with a net income of $19,468 for the same period of 2010.  The reduction in the Company’s profitability is the result of reduced sales revenues and increased operating expenses during the second quarter of 2011.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2011 was 24.7:1 compared to 18.5:1 at December 31, 2010.  For the quarter ending June 30, 2011, the Company had cash and cash equivalents of $851,391, compared to cash and cash equivalent holdings of $1,133,720 at December 31, 2010.  The Company had certificates of deposit investments in the amount of $1,474,000 as of June 30, 2011 as compared to $1,472,000 as of December 31, 2010.

Accounts receivable decreased to $43,806 as of June 30, 2011, from December 31, 2010 levels of $125,004, due to decreased sales during the second quarter of 2011 when compared with year-end 2010.  Inventory increased to $471,151 at June 30, 2011, from December 31, 2010 levels of $421,267, due to decreased product sales during the quarter ended June 30, 2011.  The Company's fixed assets, net of depreciation, increased to $63,609 as of June 30, 2011, from December 31, 2010 levels of $44,255, due to capital expenditures for production related equipment of $29,900 and offset by depreciation of $10,546.

Since January 1, 2005, the Company has contracted with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The prepaid Netsuite Inc. services as of June 30, 2011 are reflected in “prepaid expenses” on the Company’s balance sheet in the amount of $36,253.

As of June 30, 2011, the Company’s accounts payable balance was $30,851 as compared with $31,651 at December 31, 2010, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities as of June 30, 2011 were $35,148, compared with $63,306 at December 31, 2010, and reflect items such as accrued vacation benefits.  Prepaid Federal Income Taxes as of June 30, 2011 increased to $49,000 compared with a Federal Income Taxes Payable liability of $77,171 at December 31, 2010 due to decreased profitability during the first half of 2011, and the Company making the required tax payment during 2011.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2011 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There is no established market for trading the common stock of the Company. The market for the Company’s common stock is limited, and as such shareholders may have difficulty reselling their shares when desired or at attractive market prices.  The Common Stock is not regularly quoted in the automated quotation system of a registered securities system or association.  The Common Stock of the Company is traded on the “Pink Sheets” of the OTC Markets Group (OTCQB) under the symbol “ELST”.  The “over-the-counter” quotations do not reflect inter-dealer prices, retail mark-ups commissions or actual transactions.  The Company’s common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of June 30, 2011.

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

There have been no changes during the quarter ended June 30, 2011 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 5. Other Information

The Company filed a Form 8-K dated February 11, 2011 regarding issuance of stock options pursuant to the Company’s stock option award program, which is incorporated herein by reference.

The Company filed a Form 8-K dated June 3, 2011 regarding the Company declaring a cash distribution payable by July 15, 2011, which is incorporated herein by reference.

Item 6.  Exhibits

31.1	CEO Certification

31.2	CFO Certification

32.1	CEO Section 906 Certification

32.2	CFO Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: August 9, 2011	/s/ T. L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President (Principal Executive Officer)

Date: August 9, 2011	/s/ JON CORREIO
Name: Jon Correio
Title: Director/Secretary/Treasurer (Principal Financial Officer)