Form 10-Q
period 2011-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2011-11-14
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2011, the number of the Company's shares of common stock par value $0.001 outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Nine Months Ended	September 30, 2011	September 30, 2010
Sales	$ 1,332,765	$ 1,615,557
Other Revenues	11,702	10,363
Gross Profit	734,057	984,666

Net Income (Loss) Before Taxes	(174,346)	146,748
Net Income (Loss) After Taxes	(125,646)	102,148

Earnings (Loss) Per Share Before Taxes
Basic	$ (0.03)	$ 0.03
Diluted	(0.03)	0.03

Earnings (Loss) Per Share After Taxes
Basic	$ (0.02)	$ 0.02
Diluted	(0.02)	0.02

Weighted Average Shares Outstanding
Primary	5,158,667	5,158,667
Diluted	5,158,667	5,229,926

Total Assets	$ 2,999,998	$ 3,211,161

Long-Term Debt and Capital Lease Obligations	$ 0	$ 0

Shareholders' Equity	$ 2,918,934	$ 3,065,102

Shareholders' Equity Per Share	$ 0.57	$ 0.59

Working Capital	$ 2,787,273	$ 2,999,033

Current Ratio	39.8:1	23.9:1

Equity To Total Assets	97%	95%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

BALANCE SHEETS

 (as prepared by Management)

 (Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 864,077	$ 1,133,720
Short Term Investments	1,301,000	1,472,000
Accounts Receivable, net	107,805	125,004
Inventory	473,721	421,267
Accrued Interest	2,221	1,591
Prepaid Federal Income Taxes	58,000	--
Prepaid Expenses	52,313	27,189
Total Current Assets	2,859,137	3,180,771

PROPERTY & EQUIPMENT net of depreciation	60,064	44,255

OTHER ASSETS	44,497	4,304
DEFERRED INCOME TAX BENEFIT	36,300	49,400
TOTAL ASSETS	$ 2,999,998	$ 3,278,730

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 36,464	$ 31,651
Accrued Liabilities	35,235	63,306
Refundable Deposits	165	--
Federal Income Taxes Payable	--	77,171
Total Current Liabilities	71,864	172,128

DEFERRED INCOME TAX LIABILITY	9,200	13,000

STOCKHOLDERS' EQUITY Common Stock, $0.001 Par Value 50,000,000 Shares Authorized 5,158,667 Shares Issued and Outstanding	5,159	5,159
Additional Paid-in Capital	1,000,793	998,228
Retained Earnings	1,912,982	2,090,215
	2,918,934	3,093,602

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,999,998	$ 3,278,730

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(as prepared by Management)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

SALES	$ 487,161	$ 587,905	$ 1,332,765	$ 1,615,557
COST OF SALES	234,236	220,416	598,708	630,891
Gross Profit	252,925	367,489	734,057	984,666

OPERATING EXPENSES
General and Administrative	64,999	54,433	220,663	201,507
Research and Development	70,600	56,102	207,025	207,217
Marketing	123,946	109,707	407,824	364,743
Customer Service	26,438	24,386	84,593	74,814
Total Operating Expense	285,983	244,628	920,105	848,281
OPERATING INCOME (LOSS)	(33,058)	122,861	(186,048)	136,385

Other Income (expenses)
Uncollectible Amounts Recovered	--	--	4,166	--
Interest/Investment Income	2,177	3,218	7,536	10,363
Net Other Income (Expense)	2,177	3,218	11,702	10,363

INCOME (LOSS) BEFORE TAX	(30,881)	126,079	(174,346)	146,748
Provision For Income Tax	10,800	(43,400)	48,700	(44,600)

NET INCOME (LOSS)	$ (20,081)	$ 82,679	$ (125,646)	$ 102,148

Basic Earnings (Loss) Per Share	$ (0.00)	$ 0.02	$ (0.02)	$ 0.02
Diluted Earnings (Loss) Per Share	$ (0.00)	$ 0.02	$ (0.02)	$ 0.02

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(as prepared by Management)

(Unaudited)

Nine Months Ended	September 30, 2011	September 30, 2010
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net Income (Loss)	$ (125,646)	$ 102,148
Noncash items included in income:
Depreciation	16,250	24,030
Prepaid Federal Income Taxes	(58,000)	20,896
Deferred Income Tax	9,300	(2,900)
Accrued Interest	(630)	719
Share Based Compensation	2,565	3,583

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts Receivable Net	17,199	(48,461)
Inventory	(52,454)	34,593
Prepaid Expenses	(25,124)	(16,546)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	(23,258)	(741)
Refundable Deposits	165	--
Accrued Federal Income Taxes	(77,171)	41,800
NET CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	(316,804)	159,121

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of Deposit Redeemed	171,000	346,000
Additions To Property And Equipment	(32,059)	(3,845)
NET CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES	138,941	342,155

CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Cash distribution to shareholders	(51,587)	--
Vendor Deposits	(40,193)	(1,335)
NET CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES	(91,780)	(1,335)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(269,643)	499,941
Cash And Cash Equivalents At Beginning Of Period	1,133,720	919,608
Cash And Cash Equivalents At Ending of Period	$ 864,077	$ 1,419,549

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash Paid Year To Date:
Interest	$ 0	$ 0
Federal Income Taxes	$ 77,171	$ 5,700

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash And Cash Equivalents:
Cash	$ 59,021	$ 53,903
Money Market Accounts	805,056	1,365,646
	$ 864,077	$ 1,419,549

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the “Company”), presented in this Form 10-Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2011 and September 30, 2010. All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2010 as filed with Securities and Exchange Commission.

The results of operation for the three and nine month periods ended September 30, 2011 and September 30, 2010, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30 2011	December 31 2010
Parts	$210,248	$180,059
Work in progress	74,571	64,884
Finished goods	188,902	176,324
	$473,721	$421,267

NOTE 3 – EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The primary weighted average number of common shares outstanding for the three months ended September 30, 2011 and 2010 was 5,158,667.  The diluted weighted average number of common shares outstanding for the three month period ending September 30, 2011 and 2010 was 5,158,667 and 5,240,519, respectively.  The primary weighted average number of common shares outstanding for the nine months ended September 30, 2011 and 2010 was 5,158,667.  The diluted weighted average number of common shares outstanding for the nine months ended September 30, 2011 and 2010 was 5,158,667 and 5,229,926, respectively.

NOTE 4 - STOCK OPTIONS

As of September 30, 2011, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 11, 2011, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 11, 2011 totaled 210,000 shares under option and have an exercise price of $0.44 per share.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2011	2010	2009	2008
Dividend yield	0.00%	0.00%	6.06%	2.35%
Expected volatility	74%	93%	108%	75%
Risk-free interest rate	1.40%	1.38%	1.38%	2.24%
Expected term (in years)	3	3	3	3
Estimated Fair Value per Option Granted	$0.21	$0.30	$0.18	$0.39

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2010 through 2005 was 7.61%.

A summary of option activity during the quarter ended September 30, 2011, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at January 1, 2011	585,000	$0.52
Granted	210,000	0.44
Exercised	--	--
Canceled	(205,000)	0.81
Outstanding at September 30, 2011	590,000	0.40

For the third quarter of 2011, compensation expense charged against income for stock options was $855 ($564 after tax).  No non-vested share-based compensation arrangements existed as of September 30, 2011.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the nine-month period ended September 30, 2011 services in the amount of $90,286 were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.

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

During the quarter ended September 30, 2011, Domestic customers represented approximately 73% of total sales. Foreign customers represented approximately 27% of total sales.  Sales to Industrial Controls of Lima, Peru, a Latin American reseller, accounted for 10% of the Company’s sales revenues for the quarter ended September 30, 2011.  No other sales to a single customer comprised 10% or more of the Company's sales revenues for the quarter ended September 30, 2011.  Revenues from foreign countries consisted primarily of revenues from Peru, Croatia, Columbia and Mexico.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the two reportable segments for the third quarter of 2011 and 2010 is as follows:
	Domestic	Foreign	Unallocated Corporate	Total
Three months ended September 30, 2011
Total sales	$357,895	$129,266	$ -	$487,161
Total other income	2,177	-	-	2,177
Earnings (loss) before tax	(11,619)	45,737	(64,999)	(30,881)
Depreciation	5,105	-	600	5,705
Identifiable assets	581,460	66	2,418,472	2,999,998
Net capital expenditures	2,160	-	-	2,160

Three months ended September 30, 2010
Total sales	$532,719	$55,186	$ -	$587,905
Total other income	3,218	-	-	3,218
Earnings (loss) before tax	173,055	7,457	(54,433)	126,079
Depreciation	7,454	-	621	8,075
Identifiable assets	632,128	7,059	2,571,974	3,211,161
Net capital expenditures	2,794	-	-	2,794

Nine months ended September 30, 2011
Total sales	$843,719	$489,046	$ -	$1,332,765
Total other income	7,536	-	4,166	11,702
Earnings (loss) before tax	(141,875)	188,192	(220,663)	(174,346)
Depreciation	14,478	-	1,772	16,250
Identifiable assets	581,460	66	2,418,472	2,999,998
Net capital expenditures	32,059	-	-	32,059

Nine months ended September 30, 2010
Total sales	$1,251,163	$364,394	$ -	$1,615,557
Total other income	10,363	-	-	10,363
Earnings (loss) before tax	203,336	144,919	(201,507)	146,748
Depreciation	22,176	-	1,854	24,030
Identifiable assets	632,128	7,059	2,571,974	3,211,161
Net capital expenditures	3,845	-	-	3,845

ITEM II

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the company’s unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2011.  The following statements may be forward looking in nature and actual results may differ materially.

A.

RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem systems, accessories, and services decreased to $487,161 for the third quarter of 2011 as compared to $587,905 in the third quarter of 2010.  Gross revenues decreased to $489,338 for the quarter ending September 30, 2011, from $591,123 for the third quarter of 2010. As of September 30, 2011, year to date sales decreased to $1,332,765 as compared to $1,615,557 as of September 30, 2010. Year to date gross revenues decreased to $1,344,467 as of September 30, 2011 compared to $1,625,920 as of September 30, 2010.  Management believes the decrease in quarterly and year to date sales revenues is due to reduced orders received for all domestic market segments including industrial automation and mobile data computer systems (MDCS) projects during the first nine months of 2011.  Management believes the continued fragile economic recovery in the United States has resulted in delayed or canceled funding of projects involving the Company’s products.  Management believes the fragile economic situation in the United States will continue to negatively impact the Company’s domestic sales and will continue to make sales revenues difficult to predict and prone to potential fluctuation.

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

A percentage breakdown of EST's Domestic and Export Sales, for the third quarter of 2011 and 2010 are as follows:

For the third quarter of
	2011	2010
Domestic Sales	73%	91%
Export Sales	27%	9%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended September 30, 2011, the Company’s domestic operations represented 73% of the Company’s total net revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $357,895 for the quarter ended September 30, 2011, compared to $532,719 for the quarter ended September 30, 2010.   The Company’s MDCS sales accounted for 5% of the Company’s domestic sales during the third quarter of 2011. Management believes the decrease in quarterly sales revenues is due to a continued reduction in orders received for domestic industrial automation projects and MDCS applications as has been experienced to date during 2011.  Management believes the continued fragile economic recovery in the United States will continue to negatively impact the Company’s domestic sales and will continue to make sales revenues difficult to predict and prone to potential fluctuation.

No sales to a single domestic customer comprised 10% or more of the Company's sales revenues for the quarter ended September 30, 2011.

Domestic segment operating loss was $11,619 for the quarter ended September 30, 2011 as compared with a segment operating income of $173,055 for the same quarter of 2010, due to decreased sales revenues and increased expenses for the segment during the third quarter of 2011.

For the nine-month period ended September 30, 2011, the Company’s domestic operations represented 63% of the Company’s total net revenues.  Year to date domestic sales revenues decreased to $843,719 as of September 30, 2011, compared to $1,251,163 for the same period of 2010.  Management believes the decrease in quarterly sales revenues is due to a continued reduction in orders received for all domestic market segments as has been experienced to date during 2011.  Management believes the continued fragile economic recovery in the United States will continue to negatively impact the Company’s domestic sales and will continue to make sales revenues difficult to predict and prone to potential fluctuation.  As of September 30, 2011, MDCS sales to public entities accounted for 5% of domestic sales during the first nine months of 2011 as compared with 9% of the Company’s domestic sales for the same period of 2010.  Management believes the Company’s MDCS product sales have been negatively impacted by lack of federal funding for projects involving the Company’s products and competition from cellular telephone based technology alternatives.  Management expects minimal MDCS sales revenues during remainder of 2011.

The domestic segment recorded an operating loss of $141,875 for the nine month period ended September 30, 2011 as compared with a segment operating income of $203,336 for the same period of 2010.  The decrease in profitability is due to decreased sales revenues and increased expenses for the segment during the first nine months of 2011.

Foreign Revenues

The Company’s foreign operating segment represented 27% of the Company’s total sales for the quarter ended September 30, 2011.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended September 30, 2011, the Company had $129,266 in foreign export sales, amounting to 27% of total sales of the Company for the quarter, compared with foreign export sales of $55,186 for the same quarter of 2010.  Management believes the increase in foreign sales revenues is due to increased sales for industrial automation projects using the Company’s products in Latin America, specifically due to the efforts of the Company’s resellers in Peru, Colombia and Mexico. Revenues from foreign countries consisted primarily of revenues from Peru, Croatia, Colombia and Mexico.  Products purchased by foreign customers were used primarily in industrial automation applications.  Sales to Industrial Controls of Lima, Peru, a Latin American reseller, accounted for 10% of the Company’s sales revenues for the quarter ended September 30, 2011.  No other sales to a single customer comprised 10% or more of the Company's sales revenues for the quarter ended September 30, 2011.

Operating income for the foreign segment increased to $45,737 for the quarter ended September 30, 2011 as compared with an operating income of $7,457 for the same period of 2010 due to increased sales revenues for the segment.

For the nine-month period ended September 30, 2011, the Company had $489,046 in foreign export sales, amounting to 37% of total net revenues of the Company for the period, compared with foreign export sales of $364,394 for the same period of 2010.  We believe the year to date increase in foreign sales revenues is due to increased orders for industrial automation and communication backbone applications in the Peru, Colombia, Morocco, Mexico and Canada.      Management believes the majority of foreign export sales are the result of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Year to date foreign segment operating income increased to $188,192 for the period ended September 30, 2011 as compared with a segment operating income of $144,919 for the same period of 2010, due to increased year to date sales revenues.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during the quarter ended September 30, 2011 to $64,999 as compared with $54,433 for the same quarter of 2010, and represented expense to total sales revenue percentages of 13% and 9% for the third quarters of 2011 and 2010, respectively.

Year to date unallocated corporate expenses increased for the period ended September 30, 2011 to $220,663 as compared with $201,507 for the same period of 2010, due to increased wages and professional services, and represented expense to total sales revenue percentages of 17% and 12% for the first nine months of 2011 and 2010, respectively.

BACKLOG:

The Company had minimal backlog as of September 30, 2011.  Customers generally place orders on an “as needed basis”.  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 2011 and 2010 were 48% and 37%, respectively. The cost of sales increase for the third quarter of 2011 is the result the product mix for items sold during the quarter having a less favorable profit margin and increased write off of obsolete inventory items when compared with the same period of 2010.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2011 increased $41,355 when compared with the third quarter of 2010.  The following is a delineation of operating expenses:

For the quarter ended:	September 30, 2011	September 30, 2010	Increase
General and Administrative	$ 64,999	$ 54,433	$ 10,566
Research and Development	70,600	56,102	14,498
Marketing	123,946	109,707	14,239
Customer Service	26,438	24,386	2,052
Total Operating Expenses	$ 285,983	$ 244,628	$ 41,355

GENERAL AND ADMINISTRATIVE:

During the third quarter of 2011 General and Administrative expenses increased to $64,999 when compared with the third quarter of 2010 due to increased department wages and bad debt expenses.

RESEARCH AND DEVELOPMENT:

During the third quarter of 2011, Research and Development expenses increased to $70,600 when compared with the third quarter of 2010.  The increase is due to increased subcontracted engineering expertise and research and development related wages when compared with the same period of 2010.

MARKETING:

Marketing expenses increased to $123,946, during the third quarter of 2011 when compared with the third quarter of 2010 due to increased marketing related wages, trade show and travel expenses.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 2011 increased to $26,438, when compared with the third quarter of 2010 due to a decreased amount of engineering and customer support services being billed directly to customers.

INTEREST AND INVESTMENT INCOME:

The Company earned $2,177 in investment and interest income for the quarter ended September 30, 2011. Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company recorded net loss of $20,081 for the third quarter of 2011, compared to a net income of $82,679 for the third quarter of 2010.  The decreased in profitability is the result of decreased sales revenues and increased expenses during the third quarter of 2011 when compared with the third quarter of 2010.  Year to date, the Company has a net loss of $125,646 for the nine months ended September 30, 2011, compared with a net income of $102,148 for the same period of 2010.  The decrease in the Company’s year to date profitability is the result of decreased sales revenues and increased expenses during the first nine months of 2011 when compared with the same period of 2010.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2011 was 39.8:1 compared to 18.5:1 at December 31, 2010. For the quarter ending September 30, 2011, the Company had cash and cash equivalent holdings of $864,077 as compared to cash and cash equivalent holdings of $1,133,720 at December 31, 2010.  The Company had certificates of deposit investments in the amount of $1,301,000 as of September 30, 2011 as compared to $1,472,000 as of December 31, 2010, due to timing differences in certificate of deposit maturities and cash requirements of the Company.

Accounts receivable decreased to $107,805 as of September 30, 2011, from December 31, 2010 levels of $125,004, due to sales revenues and collections timing differences. The Company recognized bad debt expense in the amount of $7,512 for amounts owed the Company by a Canadian reseller that due to a sudden business reorganization by the reseller makes collection of the amounts owed doubtful.  Inventory increased to $473,721 at September 30, 2011, from December 31, 2010 levels of $421,267, due to decreased product sales during the first nine months of 2011.  The Company's fixed assets, net of depreciation, increased to $60,064 as of September 30, 2011, from December 31, 2010 levels of $44,255 due to capital expenditures of $32,059 for manufacturing related test equipment and offset by depreciation of $16,250.  Prepaid expenses increased to $52,313 as of September 30, 2011 from December 31, 2010 amounts of $27,189 due to recent renewal of annual insurance policies, Netsuite network services, and prepaid tradeshow and travel expenses. For the quarter ending September 30, 2011 the Company paid deposits to vendors providing long lead time, off-shore inventory in the amount of $42,822, which is included in Other Assets on the Company’s balance sheets.

Since January 1, 2005, the Company has contracted with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The prepaid Netsuite Inc. services as of September 30, 2011 are reflected in “prepaid expenses” on the Company’s balance sheet in the amount of $27,190.

As of September 30, 2011, the Company’s trade accounts payable balance was $36,464 as compared with $31,651 at December 31, 2010, and reflects amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of September 30, 2011 were $35,235, compared with $63,306 at December 31, 2010, and reflect items such as accrued vacation benefits, and quarterly payroll and excise tax liabilities.  Prepaid Federal Income Taxes as of September 30, 2011 increased to $58,000 compared with a Federal Income Taxes Payable liability of $77,171 at December 31, 2010 due to decreased profitability during the first nine months of 2011.

It is Management’s opinion the Company’s cash, cash equivalent reserves, and working capital at September 30, 2011 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of September 30, 2011.

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

There have been no changes during the quarter ended September 30, 2011 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 9, 2011	/s/ T. L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

Date: November 9, 2011	/s/ JON CORREIO
Name: Jon Correio
Title: Vice President, Finance & Administration
(Principal Financial Officer)