Form 10-K
period 2011-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2012-03-23
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $2,725,007 based on the reported last sale price of common stock on June 30, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of March 2, 2012:  5,158,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  Forms 8-K dated February 11, 2011 and February 10, 2012.

ELECTRONIC SYSTEMS TECHNOLOGY INC.

FORM 10-K

Table of Contents

PART I

3

Item 1. Business.

3

Item 1A. Risk Factors.

7

Item 1B. Unresolved Staff Comments.

8

Item 2. Properties.

9

Item 3. Legal Proceedings.

9

Item 4. Mine Safety Disclosures.

9

PART II

10

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

10

Item 6. Selected Financial Data.

10

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

15

Item 8. Financial Statements and Supplementary Data.

16

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

35

Item 9A. Controls and Procedures.

35

Item 9B. Other Information.

36

PART III

37

Item 10. Directors, Executive Officers and Corporate Governance.

37

Item 11. Executive Compensation.

39

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

41

Item 13. Certain Relationships and Related Transactions, and Director Independence.

43

Item 14. Principal Accountant Fees and Services.

44

PART IV

45

Item 15. Exhibits and Financial Statement Schedules.

45

SIGNATURES

46

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

Item 1. Business.

Electronic Systems Technology, Inc. (“EST” or the “Company”) specializes in the manufacturing and development of wireless modem products.  The Company uses manufacturing, marketing, and research and development efforts to produce and market the Company’s line of ESTeem®   Wireless Modem products and accessories.  The Company’s product offerings provide innovative communication solutions for applications not served or underutilized by conventional communication systems.  The Company’s products are offered in the process automation markets in commercial, industrial, and government arenas both domestically and internationally, as well as domestic markets for public safety communications infrastructure.  The Company’s products are marketed through direct sales, sales representatives, and resellers.

The Company was incorporated in the State of Washington in February 1984, and was granted a United States Patent for the “Wireless Computer Modem” in May 1987, and Canadian patent in October 1988.  The Company established a "doing business as" or "DBA" structure, based on the Company's registered trade name of ESTeem Wireless Modems in 2007.  During the past three years, the Company has continued product improvements and enhancements to incorporate continuing technological developments, and respond to customer needs and market opportunities.  Development efforts during 2011 were focused on development of  ESTeem 210 which is intended to be the next generation of narrow band, licensed ESTeem product, and the ESTeem 195Ea product intended to operate in the 5.8GHz frequency range for high speed network back haul applications.  In an effort to maintain and expand its customer base, specifically focusing on the industrial control marketplace, the Company continues efforts to team with major programmable logic controller (PLC) hardware vendors.  During 2011, the Company marketed products for use in SCADA, Industrial Automation and Public Safety Communication marketplaces.

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

PRODUCT APPLICATIONS

Some of the major applications and industries in which ESTeem products are being utilized are as follows:

Agriculture	Material Handling
Airport Lighting	Metals
Automotive Manufacturing	Power
Enterprise Networking	Public Safety
Entertainment	Oil/Gas
Factory Floor Networking	Solar Energy
Federal (military)	Water/Wastewater
Marine	Wind Power

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology.  This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive.  Research and Development expenditures for new product development and improvements of existing products by the Company for 2011 and 2010 were $268,530 and $264,389, respectively.  None of the Company’s research and development expenses were paid directly by any of the Company’s customers.  During 2011, the Company contracted and will continue to contract with companies to provide software development and hardware design engineering expertise when required.

Development efforts during 2011 were focused on development of ESTeem 210 which is intended to be the next generation of narrow band, licensed ESTeem product, and the ESTeem 195Ea product intended to operate in the 5.8GHz frequency range for high speed network “back haul” applications (e.g. voice and/or data transmission from a cellular site to a switch).  Both of the products are expected to be brought to market during 2012.  The Company plans continued research and development expenditures for development and improvement projects, as they are deemed necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2011 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem products.  Customers generally place orders on an "as needed basis".  Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.  As of December 31, 2011, the Company had a sales order backlog of $82,000.

During 2011, the Company continued advertising in trade publications specifically targeted at users of control, instrumentation, and automation systems, as well as domestic public safety entities.  The Company’s advertising targeted potential users of Programmable Logic Controllers (PLCs).  There are approximately twenty major PLC manufacturers worldwide.  The Company has maintained active attendance at tradeshows targeted toward the customers and markets in which it sells products. During 2011, the Company employed sales managers concentrating marketing efforts in both domestic and Latin American industrial automation, and public safety communication markets.  Due to continued reductions in MDC product sales to public safety entities, the Company reduced marketing efforts for MDC market late in 2011 by releasing the sales manager focusing on that market.   During 2012, the Company intends to continue targeting domestic and foreign industrial automation markets.  The Company maintains an internet web site to provide access to product and technical information for both present and potential customers of the Company’s products.  Due to the highly variable configuration possibilities of the Company’s products, as well as existing reseller relationships, the Company has not implemented an electronic commerce internet website.  The Company provides technical support and service for ESTeem products through phone support, field technicians and internet sources.  The Company believes high quality customer support is necessary and vital to its business.  To maintain a high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

During the year ended December 31, 2011, sales to Industrial Controls, a reseller of the company’s products in Peru, comprised 11% of the total sales revenues.  No other sales to any single customer comprised 10% or more of total sales revenues.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

COMPETITION

The Company’s competition varies according to the market in which the Company's products are competing.  All of the markets in which the Company’s products are sold are highly competitive.  Listed below are the markets in which the Company’s products compete and major competitors in those markets:

Major Market	Major Competitors
Industrial Automation	Data-Linc, Freewave, GE/Microwave Data Systems, Prosoft and Cal Amp.

Computer networking, inter and intra building, and remote internet access.	Cisco, Digital Wireless, Dlink, Linksys, P-Com and Proxim

Mobile Data Computer systems for public safety applications	Cal Amp, IP Mobilenet, GE/Microwave Data Systems, Motorola, Trango Broadband, and various cellular service providers using 2G/3G architectures.

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

SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of the ESTeem products from sole suppliers.  Components including those manufactured by Hitachi, Motorola Corporation, Doodle Laboratories, Mitsubishi, Murata Corporation, Rakon, Toko America Inc. and Triquint, as purchased through a number of distributors, supply key components for the Company’s products.  The components provided by these and other companies could be replaced or substituted by other products, if it became necessary to do so.  If this action occurred, a material interruption of production and material cost expenditures could take place during the process of locating and qualifying replacement components.

Approximately 15% of the Company’s inventory at December 31, 2011 consisted of parts having lead times ranging from 12 to 30 weeks.  Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, personal technology devices and other technology devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.

For assembly and some engineering assistance services for the Company’s products, the Company contracts with Manufacturing Services, Inc., in Kennewick, Washington, using materials provided by the Company.  By contracting with Manufacturing Services, Inc., the Company is able to avoid staff fluctuations associated with operating its own manufacturing operation.  The President of Manufacturing Services, Michael Brown, as well as the former President of Manufacturing Services, Melvin H. Brown, are both Directors of the Company.  Management believes the costs for services provided by Manufacturing Services, Inc., are comparable with other manufacturing service companies in the Company’s geographical region.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

REPORTS TO SECURITY HOLDERS

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC.  Electronically filed reports may be accessed at www.sec.gov or via the Company’s website at www.esteem.com.  We make available on our website such reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.  However, the information found on our website is not a part of this or any other report filed by the Company with the SEC.  Interested parties also may read and copy any material filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1(800) SEC-0330.

EMPLOYEES

As of December 31, 2011, the Company employed a staff of 13 persons on a full time basis, 3 in sales/marketing, 3 in technical support, 6 in engineering/manufacturing, and 1 in finance and administration.  The Company’s operations are dependent upon key members of its engineering and management personnel.  In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized.

Item 1A. Risk Factors.

We have been impacted by the fragile economic environment in the United States.  We experienced a sales revenue decrease during 2011 which we believe was caused by the continuing fragile economic conditions in the United States impacting our domestic product sales.  This decrease in sales revenues resulted in a net loss during 2011.  If we continue to be effected by stagnate economic conditions, we may continue to experience decreased product sales and we may incur net losses in the future, which would negatively impact ability to generate cash flow for our operations.

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

Rapid technological changes in our industry may adversely affect us if we do not keep pace with advancing technology. The wireless communication market is characterized by rapidly advancing technology. Our success depends on our ability to keep pace with advancing technology, processes and standards, such as cellular telephone based technology. We intend to continue to develop and enhance our products to meet perceived market opportunities. However, our development efforts may be rendered obsolete by research efforts and technological advances made by others, and devices other than those we currently produce may prove more advantageous.

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2011.  We determined that there continues to be material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2011.  We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration.  The same employee is responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses have been evaluated, but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

The market for our common stock is limited and our shareholders may have difficulty reselling their shares when desired or at attractive market prices.  Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices.  Our Company stock trades on the “over-the-counter” market and is listed on OTCQB tier of the OTC Markets bulletin board.  Our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

EST does not own any real property, plants, mines, or any other materially important physical properties.  The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg B1, Kennewick, Washington.  The Company leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington.  As of December 31, 2011, the total monthly lease cost, including tax, is $4,764.  The lease covers a period of three years, expiring September 2014.

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established market for trading the common stock of the Company.  The common stock is not regularly quoted in the automated quotation system of a registered securities system or association.  The common stock of the Company is traded on the “over-the-counter” market and is listed on OTCQB tier of the OTC Markets bulletin board under the symbol of "ELST".  The following table sets forth the high and low sale prices of the Company’s common stock for the quarterly period indicated for the last two (2) fiscal years.

	Sale Price
	High	Low
2011
First Quarter	$0.59	$0.43
Second Quarter	0.69	0.48
Third Quarter	0.60	0.47
Fourth Quarter	0.48	0.37

2010
First Quarter	$0.55	$0.36
Second Quarter	0.55	0.40
Third Quarter	0.70	0.37
Fourth Quarter	0.60	0.37

The above data was compiled from information obtained from the OTC Bulletin Board quotation service.

The number of holders of record of common stock of the Registrant as of March 2, 2012 was 391 persons/entities with an unknown number of additional shareholders who hold shares through brokerage firms.

Our independent stock transfer agent is Computershare Investor Services located at 350 Indiana Street, Suite 800, Golden CO 80401.

Electronic Systems Technology Inc. paid a non-cumulative cash distribution on July 15, 2011, equivalent to $0.01 per outstanding share.    Dividends undertaken by the Company are solely at the discretion of the Board of Directors.

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

RESULTS OF OPERATIONS

GENERAL:  The Company specializes in the manufacturing and development of wireless modem products.  The Company offers product lines which provide innovative communication solutions for applications not served by existing conventional communication systems.  The Company offers product lines in markets for process automation in commercial, industrial and government arenas domestically as well as internationally, and domestically to public safety entities for mobile data computer terminal (MDC) applications.  The Company markets its products through direct sales, sales representatives, and domestic, as well as foreign, resellers. Operations of the Company are sustained solely from revenues received through sales of its products and services.

FISCAL YEAR 2011 vs. FISCAL YEAR 2010

GROSS REVENUES: Total revenues for the fiscal year 2011 were $1,805,571 reflecting a decrease of 19% from $2,241,655 in gross revenues for fiscal year 2010.  The decrease in total revenues is the result of decreased domestic product sales during 2011.  Product sales decreased to $1,791,741 in 2011, as compared to 2010 sales of $2,228,798, reflecting a decrease of 20%.  Management believes the decrease in sales revenues is the result of decreased product sales for the Company’s domestic sales segments, specifically MDC applications and industrial automation.  Management believes the decreased domestic product sales revenues during 2011 are the result of the tenuous economic recovery in the United States significantly impacting capital expenditures for projects involving the Company’s products having been delayed or cancelled.  Management believes the Company’s MDC product sales have been negatively impacted by lack of federal funding for projects involving the Company’s products and competition from cellular telephone based technology alternatives.  Management expects minimal MDC sales revenues during 2012 and therefore intends to have reduced marketing efforts for that specific market moving forward.  Due to the continued reduction in MDC product sales, the Company released the sales manager focusing on that market late in 2011.   The Company intends to continue targeting the domestic and foreign industrial control markets.  Management remains committed to pursuing existing marketing strategies, however cannot guarantee sustained sales revenues during 2012 in the continued tenuous economic environment that exists in the United States.

Interest revenues during 2011 decreased to $9,664 from 2010 levels of $12,857 due to decreased rates of return received on the Company’s investments.

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 12 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represent 62% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic revenues increased to $1,105,701 for the year ended 2011, compared to $1,678,803 for the year ended 2010, reflecting a decrease of 34%.  Management believes the decrease in domestic segment product sales revenues during 2011 is the result of decreased product sales for the Company’s domestic sales segments, specifically MDC applications and industrial automation.  Management believes the decreased domestic product sales revenues during 2011 are the result of the tenuous economic recovery in the United States significantly impacting capital expenditures for projects involving the Company’s products having been delayed or cancelled.  Management believes the Company’s MDC product sales have been negatively impacted by lack of federal funding for projects involving the Company’s products and competition from cellular telephone based technology alternatives.  Due to the continued reduction in MDC product sales, the Company released the sales manager focusing on that market late in 2011.  Management expects minimal MDC sales revenues during 2012 and therefore intends to have reduced marketing efforts for that specific market moving forward.

The majority of the Company's domestic product sales for 2011 were used in industrial automation applications. An example of an industrial automation application is a municipal water treatment operation, which employs the ESTeem modem to transmit industrial control information to and from control room areas via a wireless communications infrastructure.  It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future.

Domestic segment operating loss was $177,422 for 2011 as compared with a segment operating income of $278,572 for 2010 due to decreased sales revenues during 2011.

Foreign Revenues

The Company’s foreign operating segment represents 38% of the Company’s total sales revenues.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During 2011, the Company had $686,040 in foreign export sales, amounting to 38% of sales revenues for the year, compared with foreign export sales of $549,995 for 2010, reflecting an increase of 25%.  Management believes the increase in foreign segment product sales revenues during 2011 is the result of increased reseller activities in the industrial automation markets in Peru, Mexico and Colombia when compared with 2010.  Products purchased by foreign customers were used primarily in industrial automation applications.  For 2011 sales to Industrial Controls, a reseller of the company’s products in Peru, comprised 11% of the Company’s total sales revenues.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment increased to $269,458 for 2011 as compared with $232,331 for 2010 due to increased segment operating sales revenues during 2011 when compared with 2010.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses decreased to $279,489 during 2011, compared with $323,880 for 2010, and represented expense to total net revenue percentage of 15% and 14% for 2011 and 2010, respectively.

As of December 31, 2011, the Company had sales backlog of $82,000.  The Company’s customers generally place orders on an "as needed basis".  Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:  Cost of Sales, as a percentage of gross sales, was 45% and 39% respectively, for 2011 and 2010.  Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  The Company's year-end inventory values for 2011 and 2010 were as follows:

	2011	2010
Parts	$228,012	$180,059
Work in progress	74,992	64,884
Finished goods	168,310	176,324
TOTAL	$471,314	$421,267

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements. Approximately 15% of the Company’s inventory at December 31, 2011 consisted of parts having lead times ranging from 12 to 30 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, pagers and other personal technology devices, have the potential of creating negative availability and delivery issues for components used by the Company.  The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.  Inventory levels increased between December 31, 2010 and December 31, 2011, due to decreased product sales by the Company during that period.

OPERATING EXPENSES: Operating expenses increased to $1,195,051 in 2011, from 2010 levels of $1,185,031 primarily due to increased salaries and engineering expertise related expenses during 2011.  Material changes in expenses are comprised of the following components: Bad debt expense decreased to $7,718 due to higher than normal bad debt expense from amounts not paid by the Company’s customer Schwager Davis, experienced during 2010.   Depreciation expense decreased during 2011 to $21,956 from 2010 levels of $32,365 due to the Company’s decreased depreciable assets and decreased capital purchases.  Professional services increased to $160,213 from 2010 levels of $137,745 due to increased spending on subcontracted engineering expertise 2011.  Salaries, benefits and related taxes increased to $1,081,308 in 2011, from 2010 levels of $1,044,198, due to the Company ending salary reduction measures that were implemented during 2010.  Travel expenses decreased to $81,868 for 2011, compared to $85,136 for 2010, due to slightly reduced sales and customer support related activities when compared with 2010.  Materials and Supplies expense increased during 2011 to $19,355 from 2010 levels of $14,277 due to increased research and development related projects during 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in a net loss of $129,990 for 2011, decreased from a net income of $129,452 for 2010.  The decrease in profitability is the result of decreased sales revenues and increased operating expenses when compared with 2010.  At December 31, 2011, the Company's working capital was $2,813,213 compared with $3,008,643 at December 31, 2010. The Company’s operations rely solely on the income generated from sales.  The Company's major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production.  Extended availability for components critical for production of the Company’s products, ranging from 12 to 30 weeks, require the Company to maintain high inventory levels.  It is Management’s opinion that the Company’s working capital as of December 31, 2011 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2011 was 29.1:1 compared to 18.5:1 at December 31, 2010.  The increased in current asset ratio is the result of the Company having no federal income tax liability for year-end 2011 when compared with year-end 2010.  The Company's cash resources at December 31, 2011, including cash and cash equivalent liquid assets, were $1,227,490, compared to cash resources of $1,133,720 at year-end 2010.  The increase in cash and cash equivalent liquid assets is the result of timing differences in certificate of deposit maturities and receivable collection cycles when compared with year-end 2010.  The Company’s cash and cash equivalent assets are held in checking and money market investment accounts.

The Company's accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2011, were $104,166, compared to $125,004 at year-end 2010.  Management believes that all Company accounts receivable as of December 31, 2011 are collectible.

The Company believes the level of risk associated with customer receipts on export sales is minimal.  Foreign shipments are made only after payment has been received or on Net 30 day credit terms to established foreign companies with which the Company has distributor relationships.  Foreign orders are generally filled as soon as they are received therefore; foreign exchange rate fluctuations do not impact the Company.

Inventory levels as of December 31, 2011, were $471,314, reflecting an increase from December 31, 2010 levels of $421,267. The increase in inventory between December 31, 2010 and December 31, 2011, is due to decreased product sales by the Company during 2011.

The Company had capital expenditures of $32,059 during 2011 primarily for manufacturing related instrumentation.  The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.  As of December 31, 2011, the Company's current liabilities decreased to $100,114, from 2010 year-end levels of $172,128.  The decrease in current liabilities is the result of the Company’s decreased federal income tax liability when compared with a federal income tax liability of $77,171 for year-end 2010.  As of December 31, 2011, the Company had a refundable deposits liability of $49,303 for pending foreign customer shipments.

The Company had no off balance sheet arrangements for the year ended December 31, 2011.

Inflation had minimal adverse effect on the Company’s operations during 2011.  Minimal adverse effect is anticipated during 2012.

FORWARD LOOKING STATEMENTS: The above discussion may contain forward-looking statements that involve a number of risks and uncertainties. These factors are more fully described in the “Risk Factors” section of Item 1A of this Annual Report on Form 10-K. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: competitive factors such as rival wireless architectures and price pressures; availability of third party component products at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; change in product mix, rapid advances in competing technologies and risk factors that are listed in the Company’s reports filed with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Moe O’Shaughnessy & Associates, P.S.

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Electronic Systems Technology, Inc.

Kennewick, WA

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc., dba ESTeem Wireless Modems, as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Systems Technology, Inc., as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moe O’Shaughnessy & Associates, P.S.

Spokane, Washington

February 23, 2012

427 W. Sinto Avenue, Ste. 200, Spokane, Washington 99201

Phone (509) 325-4900  Fax (509) 325-9345 E-Mail moaps@moaps.net

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS BALANCE SHEETS DECEMBER 31, 2011 AND 2010
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$ 38,168	$ 51,867
Money market investment	1,189,322	1,081,853
Certificates of deposit	1,033,000	1,472,000
Accounts receivable, net of allowance for
doubtful accounts of $787 and $47,664	104,166	125,004
Inventory	471,314	421,267
Prepaid insurance	9,985	8,780
Prepaid expenses	18,126	18,409
Accrued interest	1,583	1,591
Federal income tax refund receivable	47,663	-

Total Current Assets	2,913,327	3,180,771

PROPERTY AND EQUIPMENT – NET	54,358	44,255

DEPOSITS	1,675	4,304

DEFERRED INCOME TAX BENEFIT	54,000	49,400
	$ 3,023,360	$ 3,278,730

CURRENT LIABILITIES
Accounts payable	$ 16,104	$ 31,651
Refundable deposits	49,303	-
Accrued wages and bonus	4,627	22,994
Accrued payroll and other taxes	2,869	7,623
Accrued vacation pay	27,211	32,689
Federal income tax payable	-	77,171

Total Current Liabilities	100,114	172,128

DEFERRED INCOME TAXES	7,800	13,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000
shares authorized, 5,158,667 issued and
outstanding	5,159	5,159
Additional paid-in capital	1,001,648	998,228
Retained earnings	1,908,639	2,090,215

	2,915,446	3,093,602
	$ 3,023,360	$ 3,278,730

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
	2011	2010	2009

SALES – NET	$ 1,791,741	$ 2,228,798	$ 1,867,076

COST OF SALES	797,973	869,601	777,382

GROSS PROFIT	993,768	1,359,197	1,089,694

OPERATING EXPENSES	1,195,051	1,185,031	1,092,019

OPERATING INCOME (LOSS)	(201,283)	174,166	(2,325)

OTHER INCOME
Interest income	9,664	12,857	24,369
Other income (expense)	4,166	-	555

	13,830	12,857	24,924

INCOME (LOSS) BEFORE INCOME TAXES	(187,453)	187,023	22,599

PROVISION FOR FEDERAL INCOME TAXES	(57,463)	57,571	(1,896)

NET INCOME (LOSS)	$ (129,990)	$ 129,452	$ 24,495

BASIC EARNINGS (LOSS) PER SHARE	$ (0.03)	$ 0.03	$ 0.00

DILUTED EARNINGS (LOSS) PER SHARE	$ (0.03)	$ 0.02	$ 0.00

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE AT JANUARY 1, 2009	5,158,667	$ 5,159	$ 990,300	$ 1,936,268	$ 2,931,727

COMPREHENSIVE INCOME:
Net income	-	-	-	24,495	24,495

SHARE-BASED COMPENSATION	-	-	3,150	-	3,150

BALANCE AT DECEMBER 31, 2009	5,158,667	5,159	993,450	1,960,763	2,959,372

COMPREHENSIVE INCOME:
Net income	-	-	-	129,452	129,452

SHARE BASED COMPENSATION	-	-	4,778	-	4,778

BALANCE AT DECEMBER 31, 2010	5,158,667	5,159	998,228	2,090,215	3,093,602

COMPREHENSIVE INCOME:
Net loss	-	-	-	(129,990)	(129,990)

SHARE BASED COMPENSATION	-	-	3,420	-	3,420

CASH DIVIDEND	-	-	-	(51,586)	(51,586)

BALANCE AT DECEMBER 31, 2011	5,158,667	$ 5,159	$ 1,001,648	$ 1,908,639	$ 2,915,446

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (129,990)	$ 129,452	$ 24,495
Noncash expenses included in income:
Depreciation	21,956	32,365	40,142
Allowance for doubtful accounts	(46,877)	46,742	(555)
Deferred income taxes	(9,800)	(25,300)	(18,600)
Share-based compensation	3,420	4,778	3,150
Decrease (increase) in current assets:
Accounts receivable, net	67,715	(49,753)	73,991
Inventory	(50,047)	82,059	136,453
Other current assets	(914)	749	10,734
Prepaid federal income taxes	-	20,896	16,704
Federal income taxes receivable	(47,663)	-	63,842
Increase (decrease) in current liabilities:
Accounts payable and other current liabilities	5,157	4,957	(3,548)
Federal income taxes payable	(77,171)	77,171	-
Net Cash From Operating Activities	(264,214)	324,116	346,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and long term prepaids	2,629	(3,964)	-
Purchase of investments and certificates of deposit	(1,802,000)	(1,655,000)	(1,981,000)
Proceeds from sales of investments and certificates of deposit	2,241,000	1,555,000	2,041,000
Additions to property and equipment	(32,059)	(6,040)	-
Net Cash From Investing Activities	409,570	(110,004)	60,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividend	(51,586)	-	-
Net Cash From Financing Activities	(51,586)	-	-

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	93,770	214,112	406,808

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,133,720	919,608	512,800

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 1,227,490	$ 1,133,720	$ 919,608

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$ (77,171)	$ (5,700)	$ (63,842)

Cash and cash equivalents:
Cash	$ 38,168	$ 51,867	$ 19,705
Money market	1,189,322	1,081,853	899,903
	$ 1,227,490	$ 1,133,720	$ 919,608

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

Revenue Recognition - (Continued)

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

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $787 and $47,664 as of December 31, 2011 and 2010, respectively.  The Company’s policy for writing off past due accounts receivable is based on the amount, time past due, and response received from the subject customer.

Accounts receivable include $66 of amounts due which are over ninety days past due at December 31, 2011.

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

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies - (Continued)

Investments

Certificates of deposit with original maturities ranging from three months to twelve months were purchased for $1,033,000, at December 31, 2011.

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

Research and Development

Research and development costs are expensed as incurred.  Research and development expenditures for new product development and improvements of existing products by the Company for 2011, 2010, and 2009, were $268,530, $264,389, and $273,389, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred.  Advertising costs for the years ended December 31, 2011, 2010, and 2009, were $12,021, $15,615, and $14,194, respectively.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

2.

Inventories

Inventories consist of the following:

	2011	2010
Parts	$ 228,012	$ 180,059
Work in progress	74,992	64,884
Finished goods	168,310	176,324
	$ 471,314	$ 421,267

3.

Property and Equipment

Property and equipment consist of the following:

	2011	2010
Laboratory equipment	$ 591,077	$ 561,742
Furniture and fixtures	16,398	16,398
Dies and molds	105,353	105,353
	712,828	683,493
Accumulated depreciation	(658,470)	(639,238)
	$ 54,358	$ 44,255

4.

Provision for Income Taxes

The Company uses the asset and liability approach in accounting for income taxes.

The provision for federal income taxes consisted of:

	2011	2010	2009
Current	$ (47,663)	$ 82,871	$ 16,704
Deferred	(9,800)	(25,300)	(18,600)
Provision for federal income taxes	$ (57,463)	$ 57,571	$ (1,896)

The components of deferred tax assets and liabilities at December 31 were as follows:

	2011	2010
Deferred tax assets:
Accrued liabilities	$ 9,300	$ 11,100
Inventory adjustment	19,000	15,500
Capital loss carryforward	-	6,600
Allowance for doubtful accounts	300	16,200
Unused tax credits	25,400	-
Total	$ 54,000	$ 49,400

Deferred tax liabilities:
Depreciable property	$ 7,800	$ 13,000
Total	$ 7,800	$ 13,000

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

4.

Provision for Income Taxes – (Continued)

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows:

	2011	2010	2009

Amount computed using the statutory rate	$ (47,663)	$ 82,871	$ 16,704
Decrease in deferred tax (assets)
liabilities	(9,800)	(25,300)	(18,600)
Provision for federal income taxes	$ (57,463)	$ 57,571	$ (1,896)

The Company files federal income tax returns in the United States only.  The Company is no longer subject to federal income tax examination by tax authorities for years before 2008.  Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740, formerly “Accounting for Uncertainty in Income Taxes” (FIN48).  FASB ASC 740 prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits.

The provision for federal income taxes included penalties of $228 for the year ending 2010.

5.

Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit Sharing Plan and Salary Deferral 401-K plan and trust.  All employees over the age of twenty-one are eligible.  On January 1, 2006, the Company adopted a four percent salary matching provision.  The Company contributed $30,404, $27,864 and $29,364 to the plan at December 31, 2011, 2010, and 2009, respectively.

6.

Employee Profit Sharing Bonus Program

The Company makes contributions to the Employees Profit Sharing Bonus Program (a non-qualified plan) based upon ten percent of the first $100,000 of pre-tax net income plus eight percent on pre-tax net income in excess of $100,000.  The Company has accrued no contributions for the year 2011.

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

NOTES TO FINANCIAL STATEMENTS

7.

Share-Based Compensation – (Continued)

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2011	2010	2009
Dividend yield	0.00%	0.00%	6.06%
Expected volatility	74%	93%	108%
Risk-free interest rate	1.40%	1.38%	1.38%
Expected term (in years)	3	3	3
Estimated fair value per option granted	$ 0.21	$ 0.30	$ 0.18

The average risk-free interest rate is based on the three-year U.S. Treasury Bond rate in effect as of the grant date.  The expected volatility is determined using a weighted average of weekly historical volatility of the stock price over a period of one year prior to the grant dates.  The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2011 was eight percent.

In the years ended December 31, 2011, 2010, and 2009, the Company recognized $3,420, $4,778, and $3,150, respectively, in share-based compensation expense.  No non-vested share-based compensation arrangements existed as of December 31, 2011.

A summary of option activity follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number	Price Per	Term
	Outstanding	Share	(Years)
Balance at 12/31/08	570,000	$ 0.73	1.1
Granted	195,000	0.31
Exercised	-	-
Canceled	(200,000)	0.68
Balance at 12/31/09	565,000	0.60	1.1
Granted	195,000	0.45
Exercised	-	-
Canceled	(175,000)	0.68
Balance at 12/31/10	585,000	0.52	1.1
Granted	210,000	0.44
Exercised	-	-
Canceled	(205,000)	0.79
Balance at 12/31/11	590,000	0.40	1.1
Exercisable at 12/31/11	590,000	0.40	1.1

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2011, was $11,400.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

8.

Earnings Per Share

The following table represents the calculation of net earnings per common share – basic and diluted:

	2011	2010	2009

Net income (loss)	$ (129,990)	$ 129,452	$ 24,495
Basic earnings per share:
Weighted average shares outstanding	5,158,667	5,158,667	5,158,667

Diluted earnings per share:
Weighted average shares outstanding	5,158,667	5,158,667	5,158,667
Incremental shares from assumed
conversion of stock options	-	79,865	13,948
Weighted average shares outstanding	5,158,667	5,238,532	5,172,615

Net earnings (loss) per common share-basic	$ (0.03)	$ 0.03	$ 0.00
Net earnings (loss) per common share-
diluted	$ (0.03)	$ 0.02	$ 0.00

9.

Leases

The Company leases its facilities from a port authority, under beneficial terms for $4,222 monthly for three years, expiring in September 2014, with annual increases based upon the Consumer Price Index.  The lease expense for the years ended December 31, 2011, 2010, and 2009 was $48,990, $46,885 and $44,824, respectively.

Future minimum lease payments required under the above operating lease for the years ending December 31, 2012, 2013, and 2014, amount to $51,185, $53,253, and $41,103, respectively.

10.

Related Party Transactions

For the years ended December 31, 2011, 2010, and 2009, services in the amount of $104,411, $73,672, and $49,716, respectively, were contracted with a manufacturing process company, Manufacturing Services, Inc.  The president and past president of Manufacturing Services, Inc., are members of the Board of Directors of Electronic Systems Technology, Inc.

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

In 2009, the Company entered into a licensing agreement with Wi-LAN, Inc. (a Canadian Company), to pay royalties for certain licensing rights and liability releases.  Such amounts were not significant in 2011 through 2009.

The Company has evaluated subsequent events through February 23, 2012, the date the financial statements were available to be issued.

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

Domestic customers represent approximately sixty-two percent of total net revenues.  Foreign customers represent approximately thirty-eight percent of total net revenues.  One individual customer comprised more than ten percent of sales revenue.  Revenues from foreign countries consist primarily of revenues from Canada, Mexico, and South American countries.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

12.

Segment Reporting – (Continued)

Summary financial information for the two reportable segments is as follows:

			Unallocated
2011	Domestic	Foreign	Corporate	Total

Total sales	$ 1,105,701	$ 686,040	$ -	$1,791,741
Total other income	13,830	-	-	13,830
Depreciation	19,584	-	2,372	21,956
Earnings (loss) before tax	(177,422)	269,458	(279,489)	(187,453)
Identifiable assets	112,944	42,547	2,867,869	3,023,360
Net capital expenditures	32,059	-	-	32,059

2010

Total sales	$ 1,678,803	$ 549,995	$ -	$ 2,228,798
Total other income	12,857	-	-	12,857
Depreciation	29,853	-	2,512	32,365
Earnings (loss) before tax	278,572	232,331	(323,880)	187,023
Identifiable assets	154,367	9,712	3,114,651	3,278,730
Net capital expenditures	3,845	-	2,195	6,040

2009

Total sales	$ 1,397,253	$ 469,823	$ -	$ 1,867,076
Total other income	24,924	-	-	24,924
Depreciation	37,595	-	2,547	40,142
Earnings (loss) before tax	81,762	191,485	(250,648)	22,599
Identifiable assets	165,446	27,127	2,878,299	3,070,872
Net capital expenditures	-	-	-	-

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULES

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULES OF OPERATING EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	2011	2010	2009

Advertising	$ 12,021	$ 15,615	$ 14,194
Bad debt expense	7,718	46,742	-
Commissions – sales	1,197	-	1,841
Dues and subscriptions	1,201	1,364	1,444
Depreciation	21,956	32,365	40,142
Insurance	12,532	12,438	12,475
Materials and supplies	19,355	14,277	12,124
Office and administration	6,062	7,042	7,603
Printing	2,827	4,161	3,591
Professional services	160,213	137,745	113,239
Rent and utilities	62,269	60,537	58,615
Repair and maintenance	4,642	4,192	4,985
Salaries	850,716	823,845	811,491
Taxes	230,592	220,353	219,029
Telephone	8,467	9,471	9,031
Trade shows	44,469	44,529	37,485
Travel expenses	81,868	85,136	65,898

	1,528,105	1,519,812	1,413,187

Expenses allocated to cost of sales	(333,054)	(334,781)	(321,168)

	$ 1,195,051	$ 1,185,031	$ 1,092,019

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULES OF SELECTED FINANCIAL DATA

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, 2009, 2008 AND 2007

	2011	2010	2009	2008	2007

Sales – net	$ 1,791,741	$ 2,228,798	$ 1,867,076	$ 2,108,700	$ 3,002,521
Gross profit	993,768	1,359,197	1,089,694	1,157,605	1,847,198
Income (loss) before provision for income taxes	(187,453)	187,023	22,599	(227,815)	463,136
Provision for income taxes	(57,463)	57,571	(1,896)	(71,628)	143,814
Net income (loss)	(129,990)	129,452	24,495	(156,187)	319,322
Comprehensive income (loss)	(129,990)	129,452	24,495	(156,187)	319,322
Net income (loss) per share – basic	(0.03)	0.03	0.00	(0.03)	0.06
Weighted average number of shares outstanding	5,158,667	5,158,667	5,158,667	5,157,916	5,153,667
Total assets	3,023,360	3,278,730	3,070,872	3,059,875	3,477,208
Stockholders’ equity	2,915,446	3,093,602	2,959,372	2,931,727	3,179,348
Stockholders’ equity per share	0.57	0.60	0.57	0.57	0.62
Working capital	2,813,213	3,008,643	2,877,352	2,828,165	3,046,967
Current ratio	29.1:1	18.5:1	33.0:1	31.2:1	13.2:1
Equity to total assets	96%	94%	96%	96%	91%

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exhange Act ) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2011.

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

As of December 31, 2011 Management conducted an assessment of the effectiveness of EST’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements. The material weakness is as follows:

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

During the quarter ended December 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On February 10, 2012 stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 10, 2012 totaled 220,000 shares under option and have an exercise price of $0.37 per share.  The options granted on February 10, 2012 may be exercised any time during the period from February 10, 2012 through February 9, 2015.  The Company's Form 8-K dated February 10, 2012, as filed with the Securities and Exchange Commission is included herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2011; as well as term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/03/11 – 06/03/14	63	President of the Company
Melvin H. Brown	06/05/09 – 06/05/12	81	Former President of Manufacturing Services, Inc.
Michael S. Brown	06/03/11 – 06/03/14	59	President of Manufacturing Services, Inc.
Robert Southworth	06/05/09 – 06/05/12	68	Patent Attorney, U.S. Dept. of Energy (retired)
Jon Correio	06/05/09 – 06/05/12	44	Vice President of Finance of the Company
John L. Schooley	06/04/10 – 06/04/13	72	Former President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2011 is comprised of Robert Southworth (Chairman), Melvin Brown, Michael Brown and John Schooley.  Michael Brown and Melvin Brown are considered to be non-independent members of the Audit Committee, however their serving on the Audit Committee was deemed by the Board to be in the best interest of the Company due to Michael Brown and Melvin Brown’s experience and familiarity with the Company. The Board of Directors has determined that none of the audit committee members can be classified as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.  The Board of Directors does not contain a member that can be classified as an “audit committee financial expert” under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely due to the high cost of such Director candidates.

The Board of Directors had an Employee/Director Stock Option Committee consisting of Tom Kirchner and Jon Correio.  The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2011.

Compensation Committee

There is no Compensation Committee of the Board of Directors.

Code of Ethics

On June 2, 2005, the Company's Board of Directors adopted a Code of Ethics for the Company.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2011; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
T. L. Kirchner	63	President/CEO	3 Years	02/10/84- Present
Jon Correio	44	Vice President, Finance & Administration/Sec/Treas	3 Years	02/9/01- Present

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

MELVIN H. BROWN.  Mr. Brown is a Director of the Company.  Mr. Brown is the retired owner and President of Manufacturing Services, Inc.  Manufacturing Services provides electronic design and manufacturing solutions.  Manufacturing Services provides electronic manufacturing and quality control testing services for Electronic Systems Technology.  Mr. Brown does not serve as a director for any other company registered under the Securities Exchange Act.

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

FAMILY RELATIONSHIPS.   Michael S. Brown is the son of Melvin H. Brown.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During the year ended December 31, 2011, to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

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

Information concerning the compensation of the Company’s principal executive officer and principal financial officer, as well as any other compensated employees of the Registrant's whose total compensation exceeded $100,000 during 2011 and 2010 is provided in the following Summary Compensation Table:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3)(4) (i)	Total ($) (j)
T.L. Kirchner, President/CEO	2011	$166,000	-	-	$420	-	-	$22,862	$189,282
	2010	$144,000	$6,109	-	$613	-	-	$20,012	$170,734
Jon Correio, Vice President, Finance	2011	$75,000	-	-	$420	-	-	$17,361	$92,781
	2010	$67,500	$2,864	-	$613	-	-	$16,502	$87,479

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

(4)

Amounts do not reflect proceeds of $0.01 per share cash distribution received by T.L. Kirchner during 2011 totaling $4,035.  Receipt of cash distribution was based solely on capacity as a shareholder.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2011 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	11.9%	0.44	2/10/2014
Jon Correio	25,000	11.9%	0.44	2/10/2014

(5)

This table does not include Stock Options granted previously.  Forms 8-K dated 02/19/09 and 02/22/08 respectively, are incorporated herein by reference.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2011 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
T.L. Kirchner, President/ CEO	25,000	0	0	$0.44	2/10/14	0	0	0	0
	25,000	0	0	$0.45	2/18/13	0	0	0	0
	25,000	0	0	$0.31	2/19/12	0	0	0	0
Jon Correio, Vice President, Finance	25,000	0	0	$0.44	2/10/14	0	0	0	0
	25,000	0	0	$0.45	2/18/13	0	0	0	0
	25,000	0	0	$0.31	2/19/12	0	0	0	0

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. Directors with no less than three years continuous tenure are eligible for stock option awards, as governed by the Company stock option plan.  There is currently no other compensation arrangements for the Company’s directors.  (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.)  The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2011 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Melvin Brown	$0	$0	$420	$0	$0	$0	$420
Michael Brown	$0	$0	$420	$0	$0	$0	$420
John Schooley	$0	$0	$420	$0	$0	$0	$420
Robert Southworth	$0	$0	$420	$0	$0	$551	$971

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

EXERCISE OF OPTIONS.  There were no Stock Options exercised during the year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2011, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

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

(2)

The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 19, 2009, February 19, 2010 and February 11, 2011, respectively.  Forms 8-K, dated February 19, 2009, February 19, 2010 and February 11, 2011, respectively, are incorporated herein by reference.

(3)

Does not include options granted.  See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 28, 2012, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	T.L. Kirchner (Officer & Director)	403,488 (1)	7.8%
Common	Robert Southworth (Director)	0 (1)	0.0%
Common	Melvin H. Brown (Director)	76,500 (1)	1.5%
Common	Michael S. Brown (Director)	0 (1)	0.0%
Common	Jon Correio (Officer &Director)	2,000 (1)	0.0%
Common	John Schooley (Director)	135,000 (1)	2.6%
Common	D.B. Strecker (VP of Engineering)	0 (1)	0.0%

(1) Does not include stock options. See below.

On various dates, the Company's Board of Directors has approved Stock Option Bonuses for Directors and Employees.  The following is a summary of the Stock Option bonuses currently outstanding: Options are exercisable at fixed prices.  Options may not be exercised in blocks of less than 5,000 shares.  Options not exercised expire three years after approval date or 90 days following termination of employment/board membership, whichever occurs first.  In the event of acquisition, merger, recapitalization or similar events of the Company, the optionee will receive equivalent shares if one of the foregoing events occurs or will have a 10-day window in which to exercise the options.  Option grants are not transferable or assignable except to the optionee's estate in the event of the optionee's death.

The information below does not include stock options granted in February 2012.

Recipients of Stock Options currently unexpired as of December 31, 2011 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-11-2011
Sam Amaral	5,000	0.44
Melvin Brown	25,000	0.44
Michael Brown	25,000	0.44
Alan B. Cook	5,000	0.44
Jon Correio	25,000	0.44
Robert Croft	5,000	0.44
Jessica Danz-Gollinger	5,000	0.44
Tom Kirchner	25,000	0.44
Eric P. Marske	15,000	0.44
Jason Muhlbeier	5,000	0.44
Anthony C. Pfau	5,000	0.44
Gary L. Schmitz	5,000	0.44
John L. Schooley	25,000	0.44
Robert Southworth	25,000	0.44
George Stoltz	5,000	0.44
Dan Tolley	5,000	0.44

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-19-2010
Sam Amaral	5,000	0.45
Melvin Brown	25,000	0.45
Alan B. Cook	5,000	0.45
Jon Correio	25,000	0.45
Robert Croft	5,000	0.45
Tom Kirchner	25,000	0.45
Eric P. Marske	15,000	0.45
Anthony C. Pfau	5,000	0.45
Gary L. Schmitz	5,000	0.45
John L. Schooley	25,000	0.45
Robert Southworth	25,000	0.45
George Stoltz	5,000	0.45
David B. Strecker	15,000	0.45
Dan Tolley	5,000	0.45

Name	Option Shares	Exercise Price Per Share ($)
APPROVAL DATE: 2-19-2009
Sam Amaral	5,000	0.31
Melvin Brown	25,000	0.31
Alan B. Cook	5,000	0.31
Jon Correio	25,000	0.31
Robert Croft	5,000	0.31
Tom Kirchner	25,000	0.31
Eric P. Marske	15,000	0.31
Anthony C. Pfau	5,000	0.31
Gary L. Schmitz	5,000	0.31
John L. Schooley	25,000	0.31
Robert Southworth	25,000	0.31
George Stoltz	5,000	0.31
David B. Strecker	15,000	0.31
Dan Tolley	5,000	0.31

Stock options must be exercised within 90 days after termination of employment/board membership.  During 2011, 205,000 options expired, 210,000 shares were granted and no shares under option were exercised.  At December 31, 2011 there were 590,000 shares reserved for future exercise.

Changes in Control.  The Board of Directors is aware of no circumstances which may result in a change of control of the Company.

Certain Business Relationships:

There have been no unusual business relationships during the last fiscal year of the Registrant between the Company and affiliates as described in Item 404 (b) (1-6) of Regulation S-K.

Indebtedness of Management:

No Director or executive officer or nominee for Director, or any member of the immediate family of such has been indebted to the Company during the past year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During 2011, the Company contracted for services from Manufacturing Services, Inc. in the amount of $104,411.  Manufacturing Services, Inc. is owned and operated by Michael S. Brown.  Mr. Brown, and the former owner for Manufacturing Services, Inc, Melvin H. Brown are currently Directors of Electronic Systems Technology, Inc.  Management believes the costs for services provided by Manufacturing Services, Inc., are comparable with other manufacturing service companies in the Company’s geographical region.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table presents fees billed to us during December 31, 2011 and 2010, for professional services provided by Moe O'Shaughnessy & Associates P.S.

Year Ended	December 31, 2011	December 31, 2010
Audit fees (1)	$35,703	$41,604
Audit-related fees (2)	-	-
Tax fees (3)	1,650	1,650
All other fees (4)	-	-
Total Fees	$37,353	$43,254

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibits filed as part of the Company’s 10K report for 2011 are listed below.  Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

EXHIBIT NUMBER	DESCRIPTION
4

Instrument defining the rights of security holders including indentures.

Exhibit II Form S-18 Registration Statement No. 2-92949-S is incorporated herein by reference.

Form 8A Registration Statement, 000-27793, dated October 25, 1999, is incorporated herein by reference.

31.1	Section 302 Certification, CEO
31.2	Section 302 Certification, CFO
32.1	Section 906 Certification, CEO
32.2	Section 906 Certification, CFO
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:   /s/ T. L. KIRCHNER

         T.L. Kirchner, Director/President

        (Principal Executive Officer)

Date:  March 21, 2012

By:  /s/ JON CORREIO

        Jon Correio, Secretary/Treasurer, Director

         and Vice President, Finance

        (Principal Executive Officer)

Date:  March 21, 2012

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ T.L. KIRCHNER	Director/President	March 21, 2012
T.L. Kirchner

/s/ JON CORREIO	Director/Secretary/Treasurer	March 21, 2012
Jon Correio

/s/ MELVIN BROWN	Director	March 21, 2012
Melvin H. Brown

/s/ MICHAEL BROWN	Director	March 21, 2012
Michael S. Brown

/s/ ROBERT SOUTHWORTH	Director	March 21, 2012
Robert Southworth

/s/ JOHN SCHOOLEY	Director	March 21, 2012
John L. Schooley