Form 10-Q
period 2012-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2012-05-15
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2012, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Three Months Ended	Mar. 31, 2012	Mar. 31, 2011
Sales	$ 492,807	$ 533,220
Other revenues	$ 1,728	$ 6,881
Gross profit	$ 277,062	$ 315,881

Net income (loss) before taxes	$ (35,924)	$ 8,289
Net income (loss)	$ (24,393)	$ 489

Earnings (loss) per share before taxes
Basic	$ (0.01)	$ 0.00
Diluted	$ (0.01)	$ 0.00

Earnings (loss) per share
Basic	$ (0.00)	$ 0.00
Diluted	$ (0.00)	$ 0.00

Weighted average shares outstanding (basic)
Primary	5,158,667	5,158,667
Diluted	5,158,667	5,290,896

Total assets	$ 2,988,755	$ 3,259,725

Long-term debt and capital lease obligations	$ 0	$ 0

Shareholders' equity	$ 2,891,616	$ 3,094,946

Shareholders' equity per share	$ 0.56	$ 0.60

Working capital	$ 2,793,893	$ 2,995,833

Current ratio	32.1:1	20.5:1

Equity to total assets	97%	95%

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (as prepared by Management) (Unaudited)
	Mar. 31, 2012	Dec. 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 772,344	$1,227,490
Short term certificates of deposit investments	1,404,000	1,033,000
Accounts receivable, net of allowance for uncollectibles	146,777	104,166
Inventory	476,472	471,314
Accrued interest	2,649	1,583
Federal income tax receivable	57,894	47,663
Prepaid expenses	21,612	28,111
Total current assets	2,881,748	2,913,327

PROPERTY & EQUIPMENT net of depreciation	50,532	54,358

Other assets	1,675	1,675
Deferred income tax asset	54,800	54,000
TOTAL ASSETS	$2,988,755	$3,023,360

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 49,124	$16,104
Refundable deposits	6,229	49,303
Accrued liabilities	34,485	34,707
Total current liabilities	89,838	100,114

Deferred income tax liability	7,300	7,800

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value 50,000,000 shares authorized 5,158,667 shares issued and outstanding	5,159	5,159
Additional paid-in capital	1,002,212	1,001,648
Retained earnings	1,884,246	1,908,639
	2,891,617	2,915,446
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,988,755	$3,023,360

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (as prepared by Management) (Unaudited)
Three Months Ended	Mar. 31, 2012	Mar. 31, 2011

Sales	$ 492,807	$ 533,220
Cost of sales	215,745	217,339
Gross profit	277,062	315,881

OPERATING EXPENSES
General and administrative	88,427	89,499
Research and development	80,760	58,362
Marketing	113,184	136,399
Customer service	32,343	30,213
Total operating expense	314,714	314,473
Operating income (loss)	(37,652)	1,408

Other income (expenses)
Uncollectible amounts recovered	-	4,166
Interest income	1,728	2,715
Net other income (expense)	1,728	6,881

Net income (loss) before income tax	(35,924)	8,289
(Provision) benefit for income tax	11,531	(7,800)
Net income (loss)	$ (24,393)	$ 489

Basic earnings (loss) per share	$ (0.00)	$ 0.00
Diluted earnings (loss) per share	$ (0.00)	$ 0.00

Weighted average shares used in computing net income (loss) per share:
Basic	5,158,667	5,158,667
Diluted	5,158,667	5,290,896

 See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (as prepared by Management) (Unaudited)
Three Months Ended	Mar. 31, 2012	Mar. 31, 2011

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net income (loss)	$ (24,393)	$ 489
Noncash items included in income:
Depreciation	3,826	4,917
Deferred income tax	(1,300)	10,600
Share based compensation	564	855

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts receivable net	(42,611)	475
Inventory	(5,158)	(41,508)
Prepaid expenses	6,499	12,213
Federal income tax receivable	(10,231)	(2,800)
Accrued interest	(1,066)	(229)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts payable and accrued liabilities	32,798	32,948
Refundable deposits	(43,074)	25,374
Accrued federal income taxes	--	(77,171)
NET CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	(84,146)	222,163

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of deposit redeemed (purchased)	(371,000)	256,000
NET CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES	(371,000)	256,000

CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES:
Vendor deposits	--	(29,671)
NET CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES	--	(29,671)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(455,146)	192,492
Cash and cash equivalents at beginning of period	1,227,490	1,133,720
Cash and cash equivalents at ending of period	$ 772,344	$ 1,326,212

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid year to date:
Interest	--	--
Federal income taxes	$ --	$ 77,171

Cash and cash equivalents:
Cash	$ 5,172	$ 53,326
Money market accounts	767,172	1,272,886
	$ 772,344	$ 1,326,212

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company") presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2012 and March 31, 2011.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2011 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 2012 and March 31, 2011 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	March 31 2012	December 31 2011
Parts	$227,170	$228,012
Work in progress	91,135	74,992
Finished goods	158,167	168,310
	$476,472	$471,314

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At March 31, 2012 the Company had 610,000 outstanding stock options that could have a dilutive effect on future periods.

NOTE 4 - STOCK OPTIONS

As of March 31, 2012, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 10, 2012, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 10, 2012 totaled 220,000 shares under option and have an exercise price of $0.37 per share.

The options granted on February 10, 2012 may be exercised any time during the period from February 10, 2012 through February 9, 2015.  The Company's Form 8-K filed February 13, 2012, is incorporated herein by reference.  All outstanding stock options must be exercised within 90 days after termination of employment.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2012	2011	2010	2009
Dividend yield	2.70%	0.00%	0.00%	6.06%
Expected volatility	68%	74%	93%	108%
Risk-free interest rate	0.36%	1.40%	1.38%	1.38%
Expected term (in years)	3	3	3	3
Estimated Fair Value per Option Granted	$0.15	$0.21	$0.30	$0.18

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2011 through 2005 was 7.07%.

A summary of option activity during the quarter ended March 31, 2012, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2011	590,000	$0.40
Granted	220,000	0.37
Exercised	--	--
Canceled	(200,000)	0.32
Outstanding at March 31, 2012	610,000	0.43

For the first quarter of 2012, the Company issued 220,000 options with an estimated fair value per option of $0.145 resulting in a stock based compensation value of $31,900.  After the stock based compensation value is adjusted for the historical option forfeiture rate of 93%, a stock based compensation expense was charged against income for the first quarter of 2012 of $564 ($372 after tax).  No non-vested share-based compensation arrangements existed as of March 31, 2012.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarters ended March 31, 2012 and March 31, 2011, services in the amount of $29,390 and $23,743, respectively, were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.  The Company owed accounts payable amounts to Manufacturing Services, Inc for the quarters ended March 31, 2012 and March 31, 2011 of $1,313 and $6,731, respectively.

NOTE 6 - SEGMENT REPORTING

Segment information is prepared on the same basis that the Company's management reviews financial information for operational decision making purposes.  The Company has three reportable segments, domestic and foreign, based on the geographic location of the customers, as well as an unallocated corporate segment.  Domestic and foreign segments sell radio modem products, related accessories for radio modem products for industrial automation projects, with the foreign segment selling the Company's products and services outside the United States.

During the quarter March 31, 2012, domestic customers represented approximately 68% of total net revenues.  Foreign customers represented 32% of total net revenues.  During the quarter ended March 31, 2012, product sales to Industrial Network Solutions, a domestic reseller of the Company’s products, and Lasso Apodaca of Mexico comprised 12% and 11% of the Company's sales revenues, respectively.  Revenues from foreign countries consisted primarily of revenues from Mexico, Brazil, Peru and Canada.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting

Summary financial information for the three reportable segments for the first quarter of 2012 and 2011 is as follows:
	Domestic	Foreign	Unallocated Corporate	Total
Quarter ended March 31, 2012
Total sales	$333,889	$158,918	$ -	$492,807
Total other income	1,728	-	-	1,728
Earnings (loss) before tax	(11,392)	63,895	(88,427)	(35,924)
Depreciation/amortization	3,470	-	356	3,826
Identifiable assets	213,152	17,452	2,758,151	2,988,755
Net capital expenditures	-	-	-	-

Quarter ended March 31, 2011
Total sales	$241,096	$292,124	$ -	$533,220
Total other income	6,881	-	-	6,881
Earnings (loss) before tax	(59,145)	156,933	(89,499)	8,289
Deprecation/amortization	4,340	-	577	4,917
Identifiable assets	137,295	21,809	3,109,921	3,269,025
Net capital expenditures	-	-	-	-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended March 31, 2012.  The following statements may be forward looking in nature and actual results may differ materially.

A.

RESULTS OF OPERATIONS

REVENUES: Total revenues from sales decreased to $492,807 for the first quarter of 2012 as compared to $533,220 in the first quarter of 2011, reflecting a decrease of 8%.  Gross revenues decreased to $494,535 for the quarter ended March 31, 2012, from $540,101 for the same quarter of 2011.  Management believes the decrease in sales revenues is due to decreased foreign industrial automation sales during first quarter of 2012 when compared with the same quarter of 2011.  The decrease in foreign sales revenues was partially offset by increased domestic industrial automation product sales revenues.  Management believes the decrease in foreign sales revenues is the result of reduced sales performance by the Company’s Latin American resellers for the quarter ended March 31, 2012 when compared with the same quarter of 2011, which had relatively strong sales revenues from that region.  Management remains concerned that the tenuous economic recovery in the United States will negatively impact domestic sales revenues and profitability during 2012.

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

A percentage breakdown of EST's market segments of Domestic and Foreign Export sales, for the first quarter of 2012 and 2011 are as follows:

For the first quarter of	2012	2011
Domestic Sales	68%	45%
Export Sales	32%	55%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represented 68% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues increased to $333,889 for the quarter ended March 31, 2012, compared to $241,096 for the quarter ended March 31, 2011, reflecting an increase of 38%.  During the quarter ended March 31, 2012, product sales to Industrial Network Solutions, a reseller of the Company’s products, comprised 12% of the Company's sales revenues.  Management believes the increase in domestic sales revenues is the result of the increased demand for the Company’s products for domestic industrial automation project due to an upturn in the economic recovery in the United States.  Management remains concerned that the tenuous economic recovery in the United States will negatively impact domestic sales revenues and profitability during 2012.

Domestic segment operating loss was $11,392 for the quarter ended March 31, 2012 as compared with a segment operating loss of $59,145 for the same quarter of 2011, due to increased sales revenues for the segment during the first quarter of 2012.

Foreign Revenues

The Company’s foreign operating segment represented 32% of the Company’s total net revenues for the quarter ended March 31, 2012.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended March 31, 2012, the Company had $158,918 in foreign export sales, or 32% of total net revenues of the Company for the quarter, compared with foreign export sales of $292,124 or 55% of net revenues for the same quarter of 2011, reflecting a decrease of 46%.  During the quarter ended March 31, 2012, product sales to Lasso Apodaca of Mexico comprised 11% of the Company's sales revenues.  The majority of foreign export sales revenues during the first quarter of 2012 were used in industrial automation projects in Mexico, Brazil, Peru and Canada. Management believes the decrease in foreign sales revenues is due to decreased product sales for industrial automation sales in Colombia and Peru during the first quarter of 2012 when compared with relatively strong product sales in those countries during the first quarter of 2011.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment decreased to $63,895 for the quarter ended March 31, 2012 as compared with $156,933 for the same period of 2011 due to decreased sales revenues for the quarter ended March 31, 2012.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during the quarter ended March 31, 2012 to $88,427 as compared with $89,499 for the same quarter of 2011.  Unallocated corporate expenses represented expense to total sales percentage of 18% and 17% for the first quarter of 2012 and 2011, respectively.

BACKLOG:

As of March 31, 2012, the Company had a sales order backlog of $11,000.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2012 and 2011 were 44% and 41% of gross sales respectively. The cost of sales percentage increase in the first quarter of 2012 is the result of the product mix of items and services sold during the quarter having decreased profit margins when compared with the product mix sold during the same quarter of 2011.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2012 increased $241 from first quarter of 2011 levels.  The following is a delineation of operating expenses:

	March 31 2012	March 31 2011	Increase (Decrease)
General and administrative	$ 88,427	$ 89,499	$ (1,072)
Research and development	80,760	58,362	22,398
Marketing	113,184	136,399	(23,215)
Customer service	32,343	30,213	2,130
Total operating expenses	$ 314,714	$ 314,473	$ 241

General and administrative:  For the first quarter of 2012 General and administrative expenses decreased $1,072 to $88,427, due to slightly decreased department wages and travel expenses when compared with the same quarter of 2011.

Research and development:  Research and Development expenses increased $22,398 to $80,760, during the first quarter of 2012, due to increased subcontracted engineering assistance services and development related costs when compared with the same quarter of 2011.

Marketing: During the first quarter of 2012, marketing expenses decreased $23,215 to $113,184 when compared with the same period of 2011, due to decreased department related wages and travel expenses during the first quarter of 2012.

Customer service: Customer service expenses increased $2,130 to $32,343 during the first quarter of 2012, due to an increased amount of department related travel expenses.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $1,728 in interest and dividend income during the quarter ended March 31, 2012.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $24,393 for the first quarter of 2012 compared to a net income of $489 for the same quarter of 2011.  The decrease in profitability is the result of decreased sales revenues during the first quarter of 2012.

B.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2012 was 32.1:1 compared to 29.1:1 at December 31, 2011.  The increase in current ratio is due to decreased refundable customer deposit liability at March 31, 2012 when compared with December 31, 2011.

For the quarter ended March 31, 2012, the Company had cash and cash equivalents of $772,344 as compared to cash and cash equivalent holdings of $1,227,490 at December 31, 2011, primarily reflecting changes in Certificates of Deposit investments when compared with year-end 2011. Certificates of Deposit increased to $1,404,000 as of March 31, 2012, from $1,033,000 as of December 31, 2011 due to differences in maturity date cycles compared with year-end 2011.

Accounts receivable increased to $146,777 as of March 31, 2012, from December 31, 2011 levels of $104,166 due to sales and collection timing differences when compared with year-end 2011.  Inventory increased slightly to $476,472 at March 31, 2012 from December 31, 2011 levels of $471,314.  The Company's fixed assets, net of depreciation, decreased to $50,532 as of March 31, 2012 from December 31, 2011 levels of $54,358, due to depreciation during the first quarter of 2012 of $3,826.  Federal income tax receivable as of March 31, 2012 increased to $57,894 due to the income tax benefit recognized during the first quarter of 2012.  The Company currently has a pending federal income tax refund receivable of $47,663.  Prepaid expenses decreased to $21,612 as of March 31, 2012 as compared with $28,111 for December 31, 2011 due to reduced prepaid network expenses when compared with year-end 2011.

As of March 31, 2012, the trade accounts payable balance was $49,124 compared with $16,104 at December 31, 2011, and reflect amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of March 31, 2012 were $34,485, compared with $34,707 at December 31, 2011, and reflect items such as payroll and state tax liabilities and accrued vacation benefits.  At March 31, 2012 the Company had refundable customer deposit liabilities of $6,229.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2012 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There is no established market for trading the common stock of the Company. The market for the Company’s common stock is limited, and as such shareholders may have difficulty reselling their shares when desired or at attractive market prices.  The Common Stock is not regularly quoted in the automated quotation system of a registered securities system or association.  Our common stock, par value $0.001 per share, is quoted on the OTC Markets Group QB (OTCQB) under the symbol “ELST”.  The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTCQB is not considered a “national exchange”.  The “over-the-counter” quotations do not reflect inter-dealer prices, retail mark-ups commissions or actual transactions.  The Company’s common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2012.

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

There have been no changes during the quarter ended March 31, 2012 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 5.  Other Information

The Company filed a Form 8-K dated April 24, 2012 regarding the departure of Vice President of Engineering, David Strecker, a key employee of the Company.

Item 6.  Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Section 302 Certification, CEO
31.2	Section 302 Certification, CFO
32.1	Section 906 Certification, CEO
32.2	Section 906 Certification, CFO
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T. L. KIRCHNER
Date: May 9, 2012	Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

By: /s/ JON CORREIO
Date: May 9, 2012	Name: Jon Correio
Title: Director/Secretary/Treasurer
(Principal Financial Officer)