Form 10-Q
period 2012-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2012-08-14
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2012, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS (as prepared by Management) (Unaudited)
	June 30, 2012	Dec. 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 624,495	$ 1,227,490
Short term certificates of deposit investments	1,405,000	1,033,000
Accounts receivable, net of allowance for uncollectibles	156,370	104,166
Inventories	552,005	471,314
Accrued interest	2,673	1,583
Federal income tax receivable	33,199	47,663
Prepaid expenses	48,918	28,111
Deferred income tax asset	57,500	54,000
Total current assets	2,880,160	2,967,327
PROPERTY & EQUIPMENT, net of depreciation	46,705	54,358
Vendor deposits	30,445	1,675
TOTAL ASSETS	$ 2,957,310	$ 3,023,360

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$ 74,279	$ 16,104
Accrued liabilities	28,838	34,707
Refundable deposits	8,208	49,303
Total current liabilities	111,325	100,114
Deferred income tax liability	6,800	7,800
TOTAL LIABILITIES	118,125	107,914

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value 50,000,000 shares authorized 5,158,667 shares issued and outstanding	5,159	5,159
Additional paid-in capital	1,003,903	1,001,648
Retained earnings	1,830,123	1,908,639
TOTAL STOCKHOLDERS’ EQUITY	2,839,185	2,915,446
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,957,310	$ 3,023,360

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
(as prepared by Management)
(Unaudited)
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Sales	$ 416,931	$ 312,384	$ 909,738	$ 845,604
Cost of sales	204,613	147,132	420,358	364,472
Gross profit	212,318	165,252	489,380	481,132

OPERATING EXPENSES
General and administrative	65,301	66,166	153,728	155,664
Research and development	67,278	78,062	148,039	136,424
Marketing	130,559	147,480	243,744	283,879
Customer service	31,214	27,942	63,556	58,155
Total operating expense	294,352	319,650	609,067	634,122
Operating income (loss)	(82,034)	(154,398)	(119,687)	(152,990)

Other income (expenses)
Uncollectible amounts recovered	--	--	--	4,166
Interest income	1,743	2,644	3,472	5,359
Net other income (expense)	1,743	2,644	3,472	9,525

Net income (loss) before income tax	(80,291)	(151,754)	(116,215)	(143,465)
(Provision) benefit for income tax	26,168	45,700	37,699	37,900
Net income (loss)	$(54,123)	$(106,054)	$(78,516)	$(105,565)

Basic earnings (loss) per share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.02)
Diluted earnings (loss) per share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.02)

Weighted average shares used in computing net income (loss) per share:
Basic	5,158,667	5,158,667	5,158,667	5,158,667
Diluted	5,158,667	5,158,667	5,158,667	5,158,667

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS (as prepared by Management) (Unaudited)
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net income (loss)	$ (78,516)	$ (105,565)
Noncash items included in income:
Depreciation	7,653	10,546
Deferred income tax	(4,500)	11,100
Share based compensation	2,255	1,710
Vendor deposits	(28,770)	(29,671)

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts receivable, net	(52,204)	81,198
Inventory	(80,691)	(49,884)
Federal income taxes receivable	14,464	(49,000)
Accrued interest	(1,090)	(361)
Prepaid expenses	(20,807)	(15,766)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts payable and accrued liabilities	52,306	(28,958)
Refundable deposits	(41,095)	1,393
Accrued federal income taxes	--	(77,171)
NET CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	(230,995)	(250,429)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
Certificates of deposit redeemed (purchased)	(372,000)	(2,000)
Additions to property and equipment	--	(29,900)
NET CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES	(372,000)	(31,900)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(602,995)	(282,329)
Cash and cash equivalents at beginning of period	1,227,490	1,133,720
Cash and cash equivalents at ending of period	$ 624,495	$ 851,391

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month and six month periods ended June 30, 2012 and June 30, 2011.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2011 as filed with Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2012 and June 30, 2011, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	June 30 2012	December 31 2011
Parts	$ 265,993	$228,012
Work in progress	106,310	74,992
Finished goods	179,702	168,310
	$ 552,005	$ 471,314

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At June 30, 2012 the Company had 610,000 outstanding stock options that could have a dilutive effect on future periods.

NOTE 4 - STOCK OPTIONS

As of June 30, 2012, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 10, 2012, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 10, 2012 totaled 220,000 shares under option and have an exercise price of $0.37 per share.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2012	2011
Dividend yield	2.70%	0.00%
Expected volatility	68%	74%
Risk-free interest rate	0.36%	1.40%
Expected term (in years)	3	3
Estimated Fair Value per Option Granted	$0.145	$0.21

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2011 through 2005 was 7.07%.

A summary of option activity during the six months ended June 30, 2012, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2011	590,000	$0.40
Granted	220,000	0.37
Exercised	--	--
Expired	(200,000)	0.32
Outstanding at June 30, 2012	610,000	0.43

In February 2012, the Company issued 220,000 options with an estimated fair value per option of $0.145 resulting in a stock based compensation value of $31,900.  After the stock based compensation value is adjusted for the historical option forfeiture rate of 93%, a stock based compensation expense was charged against income for the second quarter of 2012 of $1,691 ($1,116 after tax) and $2,255 ($1,488 after tax) for the six-month period ended June 30, 2012,.  During the same period of 2011, stock based compensation expense was charged against income of $855 ($564 after tax) and $1710 ($1,128 after tax) for the three-month and six-month periods, respectively.   No non-vested share-based compensation arrangements existed as of June 30, 2012.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the three-month and six-month periods ended June 30, 2012, services in the amounts of $24,162 and $53,553, respectively, were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.  The Company owed accounts payable amounts to Manufacturing Services, Inc for the periods ended June 30, 2012 and December 31, 2011 of $9,913 and $93, respectively.

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

During the quarter ended June 30, 2012, Domestic customers represented approximately 88% of total net revenues.  Foreign customers represented approximately 12% of total net revenues.  During the quarter ended June 30, 2012, sales to Industrial Networking Solutions, a national reseller of the Company’s products, comprised 26% of the Company’s sales revenues.  No other sales to a single customer comprised more than 10% of sales revenues for the quarter.  Revenues from foreign countries during the second quarter of 2012 consist primarily of revenues from product sales to Hungary and Canada.

During the first six months of 2012, Domestic customers represented approximately 77% of total net revenues.  Foreign customers represented approximately 23% of total net revenues.  During the first half of June 30, 2012, sales to Industrial Networking Solutions, a national reseller of the Company’s products, comprised 18% of the Company’s sales revenues.  No other sales to a single customer comprised more than 10% of sales revenues for the first six months of 2012.  Revenues from foreign countries during the first half of 2012 consist primarily of revenues from product sales to Mexico and Hungary.

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

Summary financial information for the three reportable segments for the second quarter and first six months of 2012 and 2011 is as follows:

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting
	Domestic	Foreign	Unallocated Corporate	Total

Three months ended June 30, 2012
Total sales	$ 365,692	$ 51,239	$ -	$ 416,931
Total other income	1,743	-	-	1,743
Earnings (loss) before tax	2,569	(17,559)	(65,301)	(80,291)
Depreciation/amortization	3,469	-	356	3,825
Identifiable assets	694,902	13,473	2,248,935	2,957,310
Net capital expenditures	-	-	-	-

Three months ended June 30, 2011
Total sales	$ 244,841	$ 67,543	$ -	$ 312,384
Total other income	2,644	-	-	2,644
Earnings (loss) before tax	(79,400)	(6,188)	(66,166)	(151,754)
Depreciation/amortization	5,032	-	596	5,628
Identifiable assets	514,957	-	2,552,582	3,067,539
Net capital expenditures	29,900	-	-	29,900

Six months ended June 30, 2012
Total sales	$ 699,581	$ 210,157	$ -	$ 909,738
Total other income	3,472	-	-	3,472
Earnings (loss) before tax	(8,341)	45,854	(153,728)	(116,215)
Depreciation/amortization	6,941	-	712	7,653
Identifiable assets	694,902	13,473	2,248,935	2,957,310
Net capital expenditures	-	-	-	-

Six Months ended June 30, 2011
Total sales	$ 485,937	$ 359,667	$ -	$ 845,604
Total other income	5,359	-	4,166	9,525
Earnings (loss) before tax	(138,545)	150,744	(155,664)	(143,465)
Depreciation/amortization	9,373	-	1,173	10,546
Identifiable assets	514,957	-	2,552,582	3,067,539
Net capital expenditures	29,900	-	-	29,900

NOTE 7 - CASH DISTRIBUTION

On June 3, 2011, the Company declared a one-time, non-cumulative, cash distribution to shareholders of record as of June 20, 2011, of $0.01 per share of common stock, with a payable date of July 15, 2011.  The payment of the cash distribution was completed by July 15, 2011.  The Company did not declare or issue any cash distribution during 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ending June 30, 2012.  The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services increased to $416,931 for the second quarter of 2012, compared to $312,384 for the second quarter of 2011.  Gross revenues increased to $418,674 for the quarter ended June 30, 2012, from $315,028 for the same quarter of 2011.  Year to date sales increased to $909,738 as of June 30, 2012 as compared to $845,604 as of June 30, 2011. Year to date gross revenues increased to $913,210 as of June 30, 2012 compared to $855,129 as of June 30, 2011.  Management believes the increase in quarterly and year to date sales revenues is due to increased domestic sales for water/waste water and mining industrial automation projects during the first six months of 2012. Increases in sales revenues were offset by lower than anticipated foreign sales revenues from delayed or postponed projects in Colombia and Peru.  Management continues to believe that the turbulent worldwide economic environment makes sales revenues during 2012 difficult to predict and prone to potential fluctuation.

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

A percentage breakdown of EST's Domestic and Export Sales, for the second quarter of 2012 and 2011 are as follows:

	For the second quarter of
	2012	2011
Domestic Sales	88%	78%
Export Sales	12%	22%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended June 30, 2012, the Company’s domestic operations represented 88% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues increased to $365,692 for the quarter ended June 30, 2012, compared to $244,841 for the quarter ended June 30, 2011.  Management believes the increase in sales revenues is due to increased domestic sales for water/waste water and mining industrial automation projects during the first six months of 2012  Management continues to believe that the turbulent economic environment makes sales revenues during 2012 difficult to predict and prone to potential fluctuation.  During the quarter ended June 30, 2012, sales to Industrial Networking Solutions, a national reseller of the Company’s products, comprised 26% of the Company’s sales revenues.  No other sales to a single customer comprised more than 10% of sales revenues for the quarter.

Domestic segment operating income was $2,569 for the quarter ended June 30, 2012 as compared with a segment operating loss of $79,400 for the same quarter of 2011, due to increased sales revenues for the segment during the second quarter of 2012.

For the six-month period ended June 30, 2012, the Company’s domestic operations represented 77% of the Company’s total sales revenues.  Year to date domestic sales revenues increased to $699,581 as of June 30, 2012 compared to $485,937 for the same period of 2011. Management believes the increase in year to date sales revenues is due to increased water/waste water and mining projects using the Company’s products during the first half of 2012.

Year to date domestic segment operating loss was $8,340 for the period ended June 30, 2012 as compared with a segment operating loss of $138,545 for the same period of 2011, due to increased sales revenues for the segment during the first six months of 2012.

Foreign Revenues

The Company’s foreign operating segment represented 12% of the Company’s total net revenues for the quarter ended June 30, 2012.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended June 30, 2012, the Company had $51,239 in foreign export sales, amounting to 12% of total net revenues of the Company for the quarter, compared with foreign export sales of $67,543 for the same quarter of 2011.  Management believes the decrease in foreign sales revenues is due to lower than anticipated foreign sales revenues from delayed or postponed projects in Colombia and Peru.  Revenues from foreign countries during the second quarter of 2012 consist primarily of revenues from product sales to Hungary and Canada.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 2012.  Products purchased by foreign customers were used primarily in industrial automation applications.  We believe the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating loss for the foreign segment was $17,559 for the quarter ended June 30, 2012 as compared with a net operating loss of $6,188 for the same period of 2011, due to decreased sales revenues for the segment during the second quarter of 2012.

For the six-month period ended June 30, 2012, the Company had $210,157 in foreign export sales, amounting to 23% of total sales revenues of the Company for the period, compared with foreign export sales of $359,667 for the same period of 2011. Management believes the decrease in foreign sales revenues is due to lower than anticipated foreign sales revenues from delayed or postponed projects in Colombia and Peru during the first half of 2012.

Year to date foreign segment operating income was $45,854 for the period ended June 30, 2012 as compared with a segment operating income of $150,744 for the same period of 2011, due to decreased sales revenues for the segment during the first half of 2012.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during the quarter ended June 30, 2012 to $65,301 as compared with $66,166 for the same quarter of 2011, and represented expense to total net revenues percentages of 16% and 21% for the first quarters of 2012 and 2011, respectively.

Year to date unallocated corporate expenses for the period ended June 30, 2012 were $153,728 as compared with $155,664 for the same period of 2011, due to increased department related wages, and represented expense to total net revenues percentages of 17% and 18% for the first six months of 2012 and 2011, respectively.

BACKLOG:

The Corporation had a sales order backlog of approximately $16,000 as of June 30, 2012.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarter of 2012 and 2011 was 49% and 47%, respectively. The cost of sales increase for the second quarter of 2012 is the result of the product mix for items sold during the quarter having a less favorable profit margin when compared with the same period of 2011.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2012 decreased $25,298 from the second quarter of 2011.  The following is an outline of operating expenses:

For the quarter ended:	June 30, 2012	June 30, 2011	Increase (Decrease)
General and Administrative	$ 65,301	$ 66,166	$ (865)
Research/Development	67,278	78,062	(10,784)
Marketing	130,559	147,480	(16,921)
Customer Service	31,214	27,942	3,272
Total Operating Expenses	$ 294,352	$ 319,650	$ (25,298)

GENERAL AND ADMINISTRATIVE:

During the second quarter of 2012, General and Administrative expenses decreased $865 to $65,301 from the same quarter of 2011.

RESEARCH AND DEVELOPMENT:

Research and Development expenses decreased $10,784 to $67,278 during the second quarter of 2012, when compared with the same period in 2011 due to decreased subcontracted engineering expertise.

MARKETING:

During the second quarter of 2012, marketing expenses decreased $16,921 to $130,559 from the same period in 2011, due to decreased wages and trade show expenses.

CUSTOMER SERVICE:

Customer service expenses during the second quarter of 2012 increased $3,272 to $31,214 when compared with the same quarter of 2011 due to increased department related wages during the period.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $1,743 in interest and dividend income during the quarter ended June 30, 2012.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $54,123 for the second quarter of 2012, compared to a net loss of $106,054 for the same quarter of 2011.  For the six-month period ended June 30, 2012, the Company recorded a net loss of $78,516 compared with a net loss of $105,565 for the same period of 2011.  The reduction in the Company’s net loss is the result of increased sales revenues and decreased operating expenses during the second quarter of 2012.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2012 was 25.9:1 compared to 29.6:1 at December 31, 2011.  For the quarter ending June 30, 2012, the Company had cash and cash equivalents of $624,495; compared to cash and cash equivalent holdings of $1,227,490 at December 31, 2011.  The Company had certificates of deposit investments in the amount of $1,405,000 as of June 30, 2012 as compared to $1,033,000 as of December 31, 2011.

Accounts receivable increased to $156,370 as of June 30, 2012, from December 31, 2011 levels of $104,166, due to sales revenue timing differences between the second quarter of 2012 and year-end 2011.  Inventories increased to $552,005 as of  June 30, 2012, from December 31, 2011 levels of $471,314, due primarily to inventory purchases for the upcoming production of the new ESTeem 210 product expected in the last half of 2012.  The Company's fixed assets, net of depreciation, decreased to $46,705 as of June 30, 2012, from December 31, 2011 levels of $54,358, due to depreciation expense of $7,653. Federal income tax receivable decreased to

$33,199 at June 30, 2012 compared with $47,663 at December 31, 2011 due to the Company’s receipt of a federal tax refund during the second quarter of 2012.

Since January 1, 2005, the Company has contracted with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The prepaid Netsuite Inc. services as of June 30, 2012 are reflected in “prepaid expenses” on the Company’s balance sheet in the amount of $35,743.

As of June 30, 2012, the Company’s accounts payable balance was $74,279 as compared with $16,104 at December 31, 2011, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities as of June 30, 2012 were $28,838, compared with $34,707 at December 31, 2011, and reflect items such as accrued vacation benefits.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2012 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2012.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of June 30, 2012.

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

There have been no changes during the quarter ended June 30, 2012 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: August 8, 2012	/s/ T.L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President (Principal Executive Officer)

Date: August 8, 2012	/s/ JON CORREIO
Name: Jon Correio
Title: Director/Secretary/Treasurer (Principal Financial Officer)