Form 10-Q
period 2012-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2012-11-19
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 1, 2012, the number of the Company's shares of common stock par value $0.001 outstanding was 5,158,667.

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

4

Item 1.  Financial Statements.

4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

14

Item 4.  Controls and Procedures.

14

PART II - OTHER INFORMATION

16

Item 1A. Risk Factors

16

Item 5. Other Information

16

Item 6.  Exhibits

16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (as prepared by Management)
	September 30, 2012 (Unaudited)	December 31, 2011

ASSETS
Current assets
Cash and cash equivalents	$ 728,446	$ 1,227,490
Short term certificate of deposit investments	1,407,000	1,033,000
Accounts receivable, net of allowance for uncollectables	160,840	104,166
Inventories	521,528	471,314
Federal income tax receivable	11,909	47,663
Prepaid expenses	59,035	29,694
Deferred income tax asset	56,100	54,000
Total current assets	2,944,858	2,967,327

Property & equipment, net of depreciation	45,836	54,358

Vendor deposits	35,980	1,675
Total assets	$ 3,026,674	$ 3,023,360

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 58,921	$ 16,104
Accrued liabilities	37,558	34,707
Refundable deposits	48,094	49,303
Total current liabilities	144,573	100,114

Deferred income tax liability	6,200	7,800
Total liabilities	150,773	107,914

Stockholders’ equity
Common stock, $0.001 par value 50,000,000 shares authorized 5,158,667 shares issued and outstanding	5,159	5,159
Additional paid-in capital	1,003,903	1,001,648
Retained earnings	1,866,839	1,908,639
Total stockholders’ equity	2,875,901	2,915,446
Total liabilities and stockholders’ equity	$ 3,026,674	$ 3,023,360

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (as prepared by Management) (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue:
Sales	$ 551,205	$ 487,161	$ 1,460,944	$ 1,332,765
Cost of sales	233,796	234,236	654,155	598,708
Gross Profit	317,409	252,925	806,789	734,057

Operating expenses
General and administrative	66,419	64,999	220,147	220,663
Research and development	55,210	70,600	203,248	207,025
Marketing	110,049	123,946	353,792	407,824
Customer service	28,756	26,438	92,313	84,593
Total operating expense	260,434	285,983	869,500	920,105
Operating income (loss)	56,975	(33,058)	(62,711)	(186,048)

Other income
Uncollectible amounts recovered	--	--	--	4,166
Interest income	1,830	2,177	5,302	7,536
Total other income	1,830	2,177	5,302	11,702

Income (loss) before income tax	58,805	(30,881)	(57,409)	(174,346)
(Provision) benefit for income tax	(22,090)	10,800	15,609	48,700
Net income (loss)	$ 36,715	$ (20,081)	$ (41,800)	$ (125,646)

Basic and diluted earnings (loss) per share	$ 0.01	$ (0.00)	$ (0.01)	$ (0.02)

Weighted average shares used in computing
net income (loss) per share:
Basic and diluted	5,158,667	5,158,667	5,158,667	5,158,667

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (as prepared by Management) (Unaudited)
	Nine Months Ended September 30,
	2012	2011

Cash flows provided (used) in operating activities:
Net income (loss)	$ (41,800)	$ (125,646)
Noncash items included in income:
Depreciation	11,401	16,250
Deferred income tax	(3,700)	9,300
Share based compensation	2,255	2,565

Change in:
Accounts receivable net	(56,674)	17,199
Inventory	(50,214)	(52,454)
Prepaid expenses	(29,341)	(25,754)
Vendor deposits	(34,305)	(40,193)
Federal income taxes receivable	35,754	(58,000)
Accounts payable and accrued liabilities	45,668	(23,258)
Refundable deposits	(1,209)	165
Accrued federal income taxes	--	(77,171)
Net cash flows provided (used) in operating activities	(122,165)	(316,804)

Cash flows provided (used) in investing activities:
Certificates of deposit redeemed (purchased)	(374,000)	171,000
Additions to property and equipment	(2,879)	(32,059)
Net cash flows provided (used) in investing activities	(376,879)	138,941

Cash flows provided (used) in financing activities:
Cash distribution to shareholders	--	(51,587)
Net cash flows provided (used) in financing activities	--	(91,780)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(499,044)	(269,643)
Cash and cash equivalents at beginning of period	1,227,490	1,133,720
Cash and cash equivalents at ending of period	$ 728,446	$ 864,077

(See "Notes to Financial Statements)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the “Company”), presented in this Form 10-Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2012 and September 30, 2011. All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2011, as filed with Securities and Exchange Commission.

The results of operations for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30, 2012	December 31, 2011
Parts	$301,605	$228,012
Work in progress	104,154	74,992
Finished goods	115,769	168,310
Total Inventory	$521,528	$471,314

NOTE 3 – EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At September 30, 2012 the Company had 610,000 outstanding stock options that could have a dilutive effect on future periods.

NOTE 4 - STOCK OPTIONS

As of September 30, 2012, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 10, 2012, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 10, 2012 totaled 220,000 shares under option and have an exercise price of $0.37 per share.

The options granted on February 10, 2012 may be exercised any time during the period from February 10, 2012 through February 9, 2015.  The Company's Form 8-K filed February 3, 2012, is incorporated herein by reference.  All outstanding stock options must be exercised within 90 days after termination of employment.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 4 - STOCK OPTIONS, Continued:

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2012	2011
Dividend yield	2.70%	0.00%
Expected volatility	68%	74%
Risk-free interest rate	0.36%	1.40%
Expected term (in years)	3	3
Estimated Fair Value per Option Granted	$0.145	$0.21

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2011 through 2005 was 7.07%.

A summary of option activity during the nine months ended September 30, 2012, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2011	590,000	$0.40
Granted	220,000	0.37
Exercised	--	--
Canceled	(200,000)	0.32
Outstanding at September 30, 2012	610,000	$ 0.43

NOTE 5 - RELATED PARTY TRANSACTIONS

For the three and nine-month period ended September 30, 2012 services in the amount of $18,330 and $71,883 respectively were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.

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

During the quarter ended September 30, 2012, Domestic customers represented approximately 77% of total sales. Foreign customers represented approximately 23% of total sales.  Sales to one customer, accounted for more than 10% of the Company’s sales revenues for the quarter ended September 30, 2012.  No other sales to a single customer comprised 10% or more of the Company's sales revenues for the quarter ended September 30, 2012.  Revenues from foreign countries consisted primarily of revenues from Peru, Croatia, Columbia and Mexico.

During the first nine months of 2012, Domestic customers represented approximately 77% of total net revenues.  Foreign customers represented approximately 23% of total net revenues.  No single customer comprised more than 10% of sales revenues for the first nine months of 2012.  Revenues from foreign countries during the nine months of 2012 consist primarily of revenues from product sales to Mexico, Columbia, Canada and Peru.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 6 – SEGMENT REPORTING, Continued:

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

Summary financial information for the three reportable segments for the third quarter and the first nine months of 2012 and 2011 is as follows:

	Domestic	Foreign	Unallocated Corporate	Total
Three months ended September 30, 2012
Total sales	$423,307	$127,898	$ -	$551,205
Total other income	1,830	-	-	1,830
Earnings (loss) before tax	73,744	51,481	(66,420)	58,805
Depreciation	3,471	-	364	3,385
Identifiable assets	696,461	48,315	2,281,898	3,026,674
Net capital expenditures	433	-	2,446	2,879

Three months ended September 30, 2011
Total sales	$357,895	$129,266	$ -	$487,161
Total other income	2,177	-	-	2,177
Earnings (loss) before tax	(11,619)	45,737	(64,999)	(30,881)
Depreciation	5,105	-	600	5,705
Identifiable assets	581,460	66	2,418,472	2,999,998
Net capital expenditures	2,160	-	-	2,160

Nine months ended September 30, 2012
Total sales	$1,122,889	$338,055	$ -	$1,460,944
Total other income	5,302	-	-	5,302
Earnings (loss) before tax	65,403	97,335	(220,147)	(57,409)
Depreciation	10,412	-	989	11,401
Identifiable assets	696,461	48,315	2,281,898	3,026,674
Net capital expenditures	433	-	2,446	2,879

Nine months ended September 30, 2011
Total sales	$843,719	$489,046	$ -	$1,332,765
Total other income	7,536	-	4,166	11,702
Earnings (loss) before tax	(141,875)	188,192	(220,663)	(174,346)
Depreciation	14,478	-	1,772	16,250
Identifiable assets	581,460	66	2,418,472	2,999,998
Net capital expenditures	32,059	-	-	32,059

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the company’s unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2012.  The following statements may be forward looking in nature and actual results may differ materially.

A.

RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem systems, accessories, and services increased to $551,205 for the third quarter of 2012 as compared to $487,161 in the third quarter of 2011.  As of September 30, 2012, year to date sales increased to $1,460,944 as compared to $1,332,765 as of September 30, 2011.  Management believes the increase in quarterly and year to date sales revenues is due to increased orders received for all domestic market segments including industrial automation.  Management believes the continued fragile economic recovery in the United States has resulted in delayed or canceled funding of projects involving the Company’s products, however Q3 results show a modest improvement of the macro economic conditions that impact the core business.  Management believes the fragile economic situation in the United States will continue to make sales revenues difficult to predict and prone to potential fluctuation.

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

A percentage breakdown of EST's Domestic and Export Sales, for the third quarter of 2012 and 2011 are as follows:

	For the third quarter of
	2012	2011
Domestic Sales	77%	73%
Export Sales	23%	27%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended September 30, 2012, the Company’s domestic operations represented 77% of the Company’s total net revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues increased to $423,307 for the quarter ended September 30, 2012, compared to $357,895 for the quarter ended September 30, 2011.

Industrial Networking Solutions a domestic customer comprised more than 10% of the Company's sales revenues for the quarter ended September 30, 2012.

Domestic segment operating income was $73,744 for the quarter ended September 30, 2012 as compared with a segment operating loss of $11,619 for the same quarter of 2011, due to increased sales revenues and flat expenses for the segment during the third quarter of 2012.

For the nine-month period ended September 30, 2012, the Company’s domestic operations represented 77% of the Company’s total net revenues.  Year to date domestic sales revenues increased to $1,122,889 as of September 30, 2012, compared to $843,719 for the same period of 2011.  Management believes the increase in quarterly sales revenues is due to improved macro economic conditions for its domestic customer base Management believes the continued fragile economic recovery in the United States will continue to make sales revenues difficult to predict and prone to potential fluctuation.

The domestic segment recorded operating income of $65,403 for the nine month period ended September 30, 2012 as compared with a segment an operating loss of $141,875 for the same period of 2011.  The increase in profitability is due to increased sales revenues and managed expenses for the segment during the first nine months of 2012.

Foreign Revenues

The Company’s foreign operating segment represented 23% of the Company’s total sales for the quarter ended September 30, 2012.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end use customers of the Company’s products located outside the United States.

During the quarter ended September 30, 2012, the Company had $127,898 in foreign export sales, amounting to 23% of total sales of the Company for the quarter, compared with foreign export sales of $129,266 for the same quarter of 2011.  Management believes the slight decrease in foreign sales revenues is due to reduced demand for industrial automation projects using the Company’s products in Latin America. Revenues from foreign countries consisted primarily of revenues from Peru, Croatia, Colombia and Mexico.  Products purchased by foreign customers were used primarily in industrial automation applications.  No one foreign customer accounted for 10% of the Company’s sales revenues for the quarter ended September 30, 2012.

Operating income for the foreign segment increased to $51,481 for the quarter ended September 30, 2012 as compared with an operating income of $45,737 for the same period of 2011 due to managed expenses for flat sales revenues for the segment.

For the nine-month period ended September 30, 2012, the Company had $338,055 in foreign export sales, amounting to 23% of total net revenues of the Company for the period, compared with foreign export sales of $489,046 for the same period of 2011.  We believe the year to date decrease in foreign sales revenues is due to decreased orders for industrial automation and communication backbone applications in the Peru, Colombia, Morocco, Mexico and Canada, caused by continued stagnant economic conditions.    Management believes the majority of foreign export sales are the result of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Year to date foreign segment operating income decreased to $97,335 for the period ended September 30, 2012 as compared with a segment operating income of $188,192 for the same period of 2011, due to decreased year to date sales revenues.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during the quarter ended September 30, 2012 to $66,419 as compared with $64,999 for the same quarter of 2011, and represented expense to total sales revenue percentages of 12% and 13% for the third quarters of 2012 and 2011, respectively.

Year to date unallocated corporate expenses increased for the period ended September 30, 2012 to $220,147 as compared with $220,663 for the same period of 2011 and represented expense to total sales revenue percentages of 15% and 17% for the first nine months of 2012 and 2011, respectively.

BACKLOG:

The Company had minimal backlog as of September 30, 2012.  Customers generally place orders on an “as needed basis”.  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 2012 and 2011 were 42% and 48%, respectively. The cost of sales decrease for the third quarter of 2012 is the result the product mix for items sold during the quarter having a mor favorable profit margin.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2012 decreased $25,549 when compared with the third quarter of 2011.  The following is a delineation of operating expenses:

For the quarter ended:	September 30, 2012	September 30, 2011	Increase(Decrease)
General and Administrative	$ 66,419	$ 64,999	$ 1,420
Research and Development	55,210	70,600	(15,390)
Marketing	110,049	123,946	(13,897)
Customer Service	28,756	26,438	2,318
Total Operating Expenses	$ 260,434	$ 285,983	$ (25,549)

GENERAL AND ADMINISTRATIVE:

During the third quarter of 2012 General and Administrative expenses increased $1,420 when compared with the third quarter of 2011 due to increased department wages.

RESEARCH AND DEVELOPMENT:

During the third quarter of 2012, Research and Development expenses decreased $15,390 when compared with the third quarter of 2011.  The decrease is due to decreased subcontracted engineering expertise and research and development related wages when compared with the same period of 2011.

MARKETING:

Marketing expenses decreased $13,897, during the third quarter of 2012 when compared with the third quarter of 2011 due to decreased marketing related wages, trade show and travel expenses.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 2012 increased $2,318, when compared with the third quarter of 2011 due to a increased amount of engineering and customer support services being billed directly to customers.

INTEREST AND INVESTMENT INCOME:

The Company earned $1,830 in investment and interest income for the quarter ended September 30, 2012. Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company recorded net income of $36,715 for the third quarter of 2012, compared to a net loss of $20,081 for the third quarter of 2011.  The increased in profitability is the result of increased sales revenues and decreased expenses during the third quarter of 2012 when compared with the third quarter of 2011.  Year to date, the Company has a net loss of $41,800 for the nine months ended September 30, 2012, compared with a net loss of $125,646 for the same period of 2011.  The increase in the Company’s year to date profitability is the result of increased sales revenues and decreased expenses during the first nine months of 2012 when compared with the same period of 2011.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2012 was 20.0:1 compared to 29.1:1 at December 31, 2011. At September 30, 2012, the Company had cash and cash equivalent holdings of $728,446 as compared to cash and cash equivalent holdings of $1,227,490 at December 31, 2011.  The Company had certificates of deposit investments in the amount of $1,407,000 as of September 30, 2012 as compared to $1,033,000 as of December 31, 2011, due to timing differences in certificate of deposit maturities and cash requirements of the Company.

Accounts receivable, net increased to $160,840 as of September 30, 2012, from December 31, 2011 levels of $104,166, due to sales revenues and collections timing differences. Inventory increased to $521,528 at September 30, 2012, from December 31, 2011 levels of $471,314, due to increased product sales during the first nine months of 2012.  The Company's fixed assets, net of depreciation, decreased to $45,836 as of September 30, 2012, from December 31, 2011 levels of $54,358 due capital expenditures of $2,879 for research related test equipment and by depreciation of $11,401.  Prepaid expenses increased to $59,035 as of September 30, 2012 from December 31, 2011 amounts of $29,694 due to recent renewal of annual insurance policies, Netsuite network services, and prepaid tradeshow and travel expenses. For the quarter ending September 30, 2012 the Company paid deposits to vendors providing long lead time, off-shore inventory in the amount of $35,980, which is included in vendor deposits on the Company’s balance sheets.

Since January 1, 2005, the Company has contracted with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The prepaid Netsuite Inc. services as of September 30, 2012 are reflected in “prepaid expenses” on the Company’s balance sheet in the amount of $26,807.

As of September 30, 2012, the Company’s trade accounts payable balance was $58,921 as compared with $16,104 at December 31, 2011, and reflects amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of September 30, 2012 were $37,558, compared with $34,707 at December 31, 2011, and reflect items such as accrued vacation benefits, and quarterly payroll and excise tax liabilities.  Federal income tax receivable as of September 30, 2012 decreased to $11,909 compared with federal income tax receivable of $47,663 at December 31, 2011 due to increased profitability during the first nine months of 2012.

It is Management’s opinion the Company’s cash, cash equivalent reserves, and working capital at September 30, 2012 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There is no established market for trading the common stock of the Company. The market for the Company’s common stock is limited, and as such shareholders may have difficulty reselling their shares when desired or at attractive market prices.  Our Common Stock is not regularly quoted in the automated quotation system of a registered securities system or association.  The Common Stock  is quoted on the OTC Markets Group QB (OTCQB) under the symbol “ELST”. The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTCQB is not considered a “national exchange”. The “over-the-counter” quotations do not reflect inter-dealer prices, retail mark-ups commissions or actual transactions. The Company’s common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Manager of Finance and Administration, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012.  Based on this evaluation, our Chief Executive Officer and Manager of Finance and Administration have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of September 30, 2012.

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

There have been no changes during the quarter ended September 30, 2012 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 23, 2012.

Item 5. Other Information

Jon Correio, Vice President of Finance/Administration and Director of the Company, resigned for personal reasons effective September 7, 2012.  Mr. Correio served as Vice President of Finance since 2002, and had been with Company since 1992.

Effective August 28, 2012, Mike Eller was hired as Manger of Finance and Administration.  On November 13, 2012, the Board of Directors unanimously appointed Mr. Eller as the Company’s Principal Financial Officer.

Mr. Eller has over thirteen years of experience in accounting, financial controls and strategic planning.  Most recently, he was employed by Macy’s the past eleven years.  In the past five years, he served as the Director of Business Planning (Macy’s NW), Director of Finance and Vice President of Operations in Portland, TN (Macy’s Logistics and Operations).  He chose to leave Macy’s to move closer to family in Washington State.  Mr. Eller is a graduate of Washington State University with a Bachelor’s in Business Administration (emphasis in accounting and finance).

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 16, 2012	/s/ T. L. Kirchner
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

Date: November 16, 2012	/s/ Michael Eller
Name: Michael Eller
Title: Manager, Finance & Administration
(Principal Financial Officer)