Form 10-K
period 2012-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2013-03-28
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $1,289,667 based on the reported last sale price of common stock on June 30, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of February 20, 2013:  5,158,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  Forms 8-K dated February 11, 2011 and February 22, 2012.

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

44

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

The Company was incorporated in the State of Washington in February 1984, and was granted a United States Patent for the “Wireless Computer Modem” in May 1987, and Canadian patent in October 1988.  The Company established a "doing business as" or "DBA" structure, based on the Company's registered trade name of ESTeem Wireless Modems in 2007.  During the past three years, the Company has continued product improvements and enhancements to incorporate continuing technological developments, and respond to customer needs and market opportunities.  Development efforts during 2012 were focused on the  ESTeem 210 Series, our next generation of narrow band licensed ESTeem products, and the ESTeem 195Ea product that operates in the 5.8 GHz unlicensed frequency range for high speed network back haul applications.  In an effort to maintain and expand its customer base, specifically focusing on the industrial control marketplace, the Company continues efforts to team with major programmable logic controller (PLC) hardware vendors.  During 2012, the Company marketed products for use in Industrial Automation market.

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

All of the ESTeem models (“ESTeems”) come with industry standard asynchronous and/or Ethernet communications ports, giving users new dimensions to “Local Area Networking”. ESTeem modems work on a “packet burst” communications concept.  Packet systems, whether hardwired or radio, share the same principle of operation: data is taken from RS-232C, RS-422, RS-485 asynchronous or Ethernet ports and transmitted in “Electronic Packets”.  Once a packet of data is formed, the packet is transmitted in a "burst," from one ESTeem modem to another ESTeem modem, hence the term "packet burst communications." Internal Digi-Repeater features allow the user to increase operating range by relaying transmission through multiple ESTeems to reach a destination ESTeem. An ESTeem can operate as an operating node, a repeater node, or both simultaneously, for increased User flexibility.  Secure data communication is provided in the ESTeem products through use of proprietary technology and industry standard techniques.

PRODUCT APPLICATIONS

Some of the major applications and industries in which ESTeem products are being utilized are as follows:

Agriculture	Material Handling
Airport Lighting	Metals
Automotive Manufacturing	Power
Enterprise Networking	Public Safety
Entertainment	Oil/Gas
Factory Floor Networking	Solar Energy
Federal (military)	Water/Wastewater
Marine	Wind Power

PRODUCT LINES

Licensed Narrow Band Products

The Company’s licensed, narrow band “packet burst” radio modems are typically used for industrial applications.  Typical indoor and outdoor fixed base and mobile applications include point to point as well as point to multi-point digital data networking.  The distance is dependent on the product chosen as shown in the table below.  Employing the internal digi-repeater feature in each radio modem can increase the line-of-sight (LOS) distances shown below for each product type.

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

Unlicensed Ethernet Spread Spectrum Products

The Company’s Ethernet radios are high performance spread spectrum transceivers employing the industry standard, 10baseT, Ethernet and Serial connectivity for industrial applications operating in the unlicensed 900 MHz, 2.4 GHz and 5.8 GHz and frequency spectrums and 4.9 GHz licensed frequency spectrum with data transfer rates from 200Kbps to 54 Mbps depending on model type.  Typical installations include data rate critical, point to point, point to multi-point, “last-mile” bridge data networking and mobile applications for distances of approximately 5 to 7 miles line-of-sight without the use of the digi-repeater option.  The high data capability of these products allows them to also be used in video and Voice over Internet Protocol (VoIP) applications.

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts) (Pk)	RF Data Rate (bps)	LOS Range (Miles)	Interface
195Eg	Unlicensed	2400	.250 to1	1-54 M	5-7	Ethernet/Serial
195Ed	Unlicensed	900	.250 to 1	1-54 M	5-7	Ethernet and Serial
195Es	Unlicensed	900	.125 to 1	200K	10	Ethernet and Serial
195Ea	Unlicensed	5800	.250 to 1	6-54M	5-7	Ethernet and Serial
WLANC	Unlicensed	2400	0.3	1-11 M	300-3000 ft.	Ethernet

Licensed Spread Spectrum Product

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

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts) (Pk)	RF Data Rate (bps)	LOS Range (Miles)	Interface
195Ep	Licensed	4900	.250 to 2	1-54 M	5-7	Ethernet

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology.  This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive.  Research and Development expenditures for new product development and improvements of existing products by the Company for 2012 and 2011 were $272,335 and $268,530.  None of the Company’s research and development expenses were paid directly by any of the Company’s customers.  During 2012, the Company contracted and will continue to contract with companies to provide software development and hardware design engineering expertise when required.

Development efforts during 2012 were focused on the ESTeem 210 Series which is our next generation of narrow band, licensed ESTeem products, and the ESTeem 195Ea product in the 5.8 GHz frequency range for high speed network “back haul” applications (e.g. voice and/or data transmission from a cellular site to a switch). The Company plans continued research and development expenditures for development and improvement projects, as they are deemed necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2012 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem products.  Customers generally place orders on an "as needed basis".  Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.  As of December 31, 2012, the Company had a sales order backlog of $105,532.

During 2012, the Company continued advertising in trade publications specifically targeted at users of control, instrumentation, and automation systems, as well as domestic public safety entities.  The Company’s advertising targeted potential users of Programmable Logic Controllers (PLCs).  There are approximately twenty major PLC manufacturers worldwide.  The Company has maintained active attendance at tradeshows targeted toward the customers and markets in which it sells products. During 2012, the Company employed sales managers and product support personal to concentrate marketing efforts in both domestic and Latin American industrial automation markets.  During 2013, the Company intends to continue targeting domestic and foreign industrial automation markets.  The Company maintains an internet web site to provide access to product and technical information for both present and potential customers of the Company’s products.  Due to existing reseller relationships, the Company has not implemented an electronic commerce internet website.  The Company provides technical support and service for ESTeem products through phone support, field technicians and internet sources.  The Company believes high quality customer support is necessary and vital to its business.  To maintain a high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

During the year ended December 31, 2012, one customer’s sales accounted for 13.4% of the total sales revenues.  No other sales to any single customer comprised 10% or more of total sales revenues.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

COMPETITION

The Company’s competition varies according to the market in which the Company's products are competing.  All of the markets in which the Company’s products are sold are highly competitive.  Listed below are the markets in which the Company’s products compete and major competitors in those markets:

Major Market	Major Competitors
Industrial Automation	Freewave, GE/Microwave Data Systems, Prosoft and Cal Amp.

Computer networking, inter and intra building, and remote internet access.	Cisco, Digital Wireless, Dlink, Linksys, P-Com and Proxim

Mobile Data Computer systems for public safety applications	Cal Amp, IP Mobilenet, GE/Microwave Data Systems, Motorola, Trango Broadband, and various cellular service providers using 2G/3G architectures.

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

The ESTeem radio modem products that operate in the FCC licensed frequency band require licensing under Part 90 of the FCC Rules and Regulations, which must be applied for by the end user of the Company’s products.  The Company cannot guarantee customers will receive FCC licenses in the frequency spectrum for any particular application.  The Company provides information to customers to assist in the application for FCC consumer licenses.  The ESTeem 195Ea, 195Eg, 195Es and 195Ed products operate in the nonlicensed, 900 MHz, 2.4GHz, and 5.8 GHz spread spectrum frequency bands, respectively, which do not require licenses for users of those products.

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

Approximately 18% of the Company’s inventory at December 31, 2012 consisted of parts having lead times ranging from 12 to 30 weeks.  Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, personal technology devices and other technology devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.

The Company contracts with Manufacturing Services, Inc., in Kennewick, Washington, for assembly and some engineering assistance services for the Company’s products.  Materials are provided by the Company.  By contracting with Manufacturing Services, Inc., the Company is able to avoid staff fluctuations associated with operating its own manufacturing operation.  The President of Manufacturing Services, Michael Brown, as well as the former President of Manufacturing Services, Melvin H. Brown, are both Directors of the Company.  Management believes the costs for services provided by Manufacturing Services, Inc., are comparable with other manufacturing service companies in the Company’s geographical region.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

Access to Company Information

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC.  Electronically filed reports may be accessed at www.sec.gov or via the Company’s website at www.esteem.com.  We make available on our website such reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.  However, the information found on our website, or on other websites linked to our website, is not a part of this or any other report filed by the Company with the SEC.  Interested parties also may read and copy any material filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1(800) SEC-0330.

EMPLOYEES

As of December 31, 2012, the Company employed a staff of 13 persons on a full time basis, 3 in sales/marketing, 3 in technical support, 6 in engineering/manufacturing, and 1 in finance and administration, as well as one part time employee in engineering/manufacturing. Significant changes were made as follows: Jon Correio (CFO) was replaced by Michael Eller (Manager of Finance and Administration, Principle Accounting Officer) and Brent Strecker (VP-Engineering) was replaced by Todd Elliott (Sr. Engineer).  The Company’s operations are dependent upon key members of its engineering and management personnel.  In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized.

Item 1A. Risk Factors.

Our common stock value and our business, results of operations, cash flows and financial condition are subject to various risks, including, but not limited to those set forth below. If any of the following risks actually occurs, our common stock, business, results of operations, cash flows and financial condition could be materially adversely affected. These risk factors should be carefully considered together with the other information in this Annual Report on Form 10-K, including the risks and uncertainties described under the heading “Forward-Looking Statements.” If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our common stock.

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

Our success depends on our ability to retain key management personnel.  The success of our Company depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel.  Our success is significantly dependent on the performance and continued service of key members of Management, such as Chief Executive Officer, T. L. Kirchner, and certain other key employees.  If the services of any members of Management become unavailable for any reason, our business and prospects could be adversely affected. Although we have been successful in retaining highly capable and qualified management in the past, there can be no assurance that we will be able to do so in the future.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2012.  We determined that there continues to be material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2012.  We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration.  The same employee is responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses have been evaluated, but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

EST does not own any real property, plants, mines, or any other materially important physical properties.  The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg B1, Kennewick, Washington.  The Company leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington.  As of December 31, 2012, the total monthly lease cost, including tax, is $4,395.  The lease covers a period of three years, expiring September 2014.

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

Item 4. Mine Safety Disclosure.

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

	Price (1)
	High	Low
2012
First Quarter	$0.40	$0.32
Second Quarter	0.43	0.15
Third Quarter	0.35	0.25
Fourth Quarter	0.30	0.21

2011
First Quarter	$0.59	$0.43
Second Quarter	0.69	0.48
Third Quarter	0.60	0.47
Fourth Quarter	0.48	0.37

The above data was compiled from information obtained from the OTC Bulletin Board quotation service.

(1)

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTCQB was $0.35 on February 20, 2013.

The number of holders of record of common stock of the Registrant as of February 20, 2013 was 382 persons/entities with an unknown number of additional shareholders who hold shares through brokerage firms.

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

Item 6. Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and as such, is not providing the information contained in this item pursuant to Regulation S-K.

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

FISCAL YEAR 2012 vs. FISCAL YEAR 2011

GROSS REVENUES: Total revenues for the fiscal year 2012 were $2,121,235 reflecting an increase of 17% from $1,805,571 in gross revenues for fiscal year 2011.  During the year ended December 31, 2012, one customer’s sales accounted for 13.4% of the total sales revenues.  No other sales to any single customer comprised 10% or more of total sales revenues. The increase in total revenues is the result of increased domestic product sales during 2012.  Product sales increased to $2,113,816 in 2012, as compared to 2011 sales of $1,791,741, reflecting an increase of 18%.  Management believes the increase in sales revenues is the result of increased product sales for the Company’s domestic sales segments, specifically industrial automation.  Management believes the decreased foreign product sales revenues during 2012 are the result of the fragile global economic conditions significantly impacting capital expenditures for projects involving the Company’s products having been delayed or cancelled.  The Company intends to continue targeting the domestic and foreign industrial control markets.  Management remains committed to pursuing existing marketing strategies, however cannot guarantee sustained sales revenues during 2013 in the continued fragile economic conditions that exist globally.

Interest revenues during 2012 decreased to $7,420 from 2011 level of $9,964 due to decreased rates of return received on the Company’s investments.

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 12 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represent 78% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic revenues increased to $1,648,899 for the year ended 2012, compared to $1,106,182 for the year ended 2011, reflecting an increase of 49%.  Management believes the increase in domestic segment product sales revenues during 2012 is the result of increased product sales for the Company’s domestic sales segments, specifically in industrial automation.  Management believes the increased domestic product sales revenues during 2012 are the result of the improving economic conditions in the United States.

The majority of the Company's domestic product sales for 2012 were used in industrial automation applications. An example of an industrial automation application is a municipal water treatment operation, which employs the ESTeem modem to transmit industrial control information to and from control room areas via a wireless communications infrastructure.  It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future.

Domestic segment operating profit was $202,853 for 2012 as compared with a segment operating loss of $177,422 for 2011 due to increased sales revenues and expense management during 2012.

Foreign Revenues

The Company’s foreign operating segment represents 22% of the Company’s total sales revenues.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During 2012, the Company had $464,917 in foreign export sales, amounting to 22% of sales revenues for the year, compared with foreign export sales of $686,040 for 2011, reflecting a decrease of 32%.  Management believes the decrease in foreign segment product sales revenues during 2012 is the result of the fragile global economic conditions.  Products purchased by foreign customers were used primarily in industrial automation applications.   Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment decreased to $124,402 for 2012 as compared with $269,458 for 2011 due to decreased segment operating sales revenues during 2012 when compared with 2011.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses decreased to $278,249 during 2012, compared with $279,489 for 2011, and represented expense to total net revenue percentage of 13% and 15% for 2012 and 2011, respectively.

As of December 31, 2012, the Company had sales backlog of $105,533.  The Company’s customers generally place orders on an "as needed basis".  Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:  Cost of Sales, as a percentage of net sales, was 44% and 45% respectively, for 2012 and 2011.  Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  The Company's year-end inventory values for 2012 and 2011 were as follows:

	2012	2011
Parts	$237,848	$228,012
Work in progress	117,695	74,992
Finished goods	146,413	168,310
TOTAL	$501,956	$471,314

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements.

OPERATING EXPENSES: Operating expenses decreased to $1,149,226 in 2012, from 2011 levels of $1,195,051 primarily due to decreased salaries and expense management during 2012.  Material changes in expenses are comprised of the following components: Payroll, Payroll Taxes and Benefits decreased by $30,225.   Depreciation expense decreased during 2012 to $15,484 from 2011 levels of $21,956 due to the Company’s decreased depreciable assets and decreased capital purchases.  Professional services increased to $164,089 from 2011 levels of $160,213 due to increased spending on subcontracted engineering expertise 2012.  Advertising expenses increased to $16,116 for 2012, compared to $12,021 for 2011, Materials and Supplies expense increased during 2012 to $25,121 from 2011 levels of $19,355 due to increased research and development related projects during 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in a net profit of $24,123 for 2012, increased from a net loss of $129,990 for 2011.  The increase in profitability is the result of increased sales revenues and increased operating expenses when compared with 2011.  At December 31, 2012, the Company's working capital was $2,878,075 compared with $2,813,213 at December 31, 2011. The Company’s operations rely solely on the income generated from sales.  The Company's major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production.  Extended availability for components critical for production of the Company’s products, ranging from 12 to 30 weeks, require the Company to maintain high inventory levels.  It is Management’s opinion that the Company’s working capital as of December 31, 2012 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2012 was 64.0:1 compared to 29.1:1 at December 31, 2011.  The increased in current asset ratio is the result of the Company having reduced customer deposits for year-end 2012 when compared with year-end 2011.  The Company's cash resources at December 31, 2012, including cash and cash equivalent liquid assets, were $818,497, compared to cash resources of $1,227,490 at year-end 2011.  The decrease in cash and cash equivalent liquid assets is the result of timing differences in certificate of deposit maturities and receivable collection cycles when compared with year-end 2011.  The Company’s cash and cash equivalent assets are held in checking and money market investment accounts.

The Company's accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2012, were $195,482, compared to $104,166 at year-end 2011.  Management believes that all Company accounts receivable as of December 31, 2012 are collectible and has reduced the reserve for uncollectable account to $0.

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

Inventory levels as of December 31, 2012, were $501,956, reflecting an increase from December 31, 2011 levels of $471,314. The increase in inventory between December 31, 2011 and December 31, 2012, is due to increased product sales by the Company during 2012.

The Company had capital expenditures of $3,398 during 2012 primarily for manufacturing related instrumentation.  The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.  As of December 31, 2012, the Company's current liabilities decreased to $45,701, from 2011 year-end levels of $100,114.  The decrease in current liabilities is the result of the Company’s decreased refundable deposit liability of $2,229 when compared with refundable deposits liability of $49,303 for year-end 2011.

The Company had no off balance sheet arrangements for the year ended December 31, 2012.

Inflation had minimal adverse effect on the Company’s operations during 2012.  Minimal adverse effect is anticipated during 2013.

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

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	18
Report of Independent Registered Public Accounting Firm	19

Financial Statements:

Balance Sheets	20

Statements of Operations	21

Statements of Changes in Stockholders’ Equity	22

Statements of Cash Flows	23

Notes to Financial Statements	24-32

Supplemental Schedule of Operating Expenses	33-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Electronic Systems Technology, Inc.

We have audited the accompanying balance sheet of Electronic Systems Technology, Inc. (“the Company”) as of December 31, 2012 and the related statement of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Systems Technology, Inc. as of December 31, 2012, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental schedule of operating expenses is presented for purposes of additional analyses and is not a required part of the basic financial statements. The supplemental schedule presented has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DeCoria, Maichel & Teague, P.S.

Spokane, Washington

March 26, 2013

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

/s/ Moe O’Shaughnessy & Associates, P.S.

Spokane, Washington

February 23, 2012

427 W. Sinto Avenue, Ste. 200, Spokane, Washington 99201

Phone (509) 325-4900  Fax (509) 325-9345 E-Mail moaps@moaps.net

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS BALANCE SHEETS DECEMBER 31, 2012 AND 2011
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$ 117,429	$ 38,168
Money market investment	701,068	1,189,322
Certificates of deposit	1,367,000	1,033,000
Accounts receivable, net of allowance for
doubtful accounts of $-0- and $787, respectively	195,482	104,166
Inventories	501,956	471,314
Prepaid insurance	10,932	9,985
Prepaid expenses	28,207	18,126
Accrued interest receivable	1,703	1,583
Federal income tax refund receivable	-	47,663

Total Current Assets	2,923,777	2,913,327

PROPERTY AND EQUIPMENT – NET	42,272	54,358

DEPOSITS	1,675	1,675

DEFERRED INCOME TAX ASSET	26,000	54,000
TOTAL ASSETS	$ 2,993,724	$ 3,023,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 7,517	$ 16,104
Refundable deposits	2,229	49,303
Accrued wages and bonus	3,754	4,627
Accrued payroll and other taxes	8,156	2,869
Accrued vacation pay	24,045	27,211

Total Current Liabilities	45,701	100,114

DEFERRED INCOME TAX LIABILITY	6,200	7,800
TOTAL LIABILITIES	51,901	107,914

COMMITMENTS AND CONTINGENCIES (NOTES 8 & 10)	-	-

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000
shares authorized, 5,158,667 shares issued and
outstanding at December 31, 2012 and 2011, respectively	5,159	5,159
Additional paid-in capital	1,003,903	1,001,648
Retained earnings	1,932,761	1,908,639

	2,941,823	2,915,446
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,993,724	$ 3,023,360

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
	2012	2011

SALES – NET	$ 2,113,816	$ 1,791,741

COST OF SALES	921,488	797,973

GROSS PROFIT	1,192,328	993,768

OPERATING EXPENSES	1,149,226	1,195,051

OPERATING INCOME (LOSS)	43,102	(201,283)

OTHER INCOME
Interest income	7,420	9,664
Other income	-	4,166

	7,420	13,830

INCOME (LOSS) BEFORE INCOME TAXES	50,522	(187,453)

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES	26,400	(57,463)

NET INCOME (LOSS)	$ 24,122	$ (129,990)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$ 0.00	$ (0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	5,158,667	5,158,667

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE AT JANUARY 1, 2011	5,158,667	$ 5,159	$ 998,228	$ 2,090,215	$ 3,093,602

Net loss	-	-	-	(129,990)	(129,990)

SHARE BASED COMPENSATION	-	-	3,420	-	3,420

Cash Dividend	-	-	-	(51,586)	(51,586)

BALANCE AT DECEMBER 31, 2011	5,158,667	5,159	1,001,648	1,908,639	2,915,446

Net income	-	-	-	24,122	24,122

SHARE BASED COMPENSATION	-	-	2,255	-	2,255

BALANCE AT DECEMBER 31, 2012	5,158,667	$ 5,159	$ 1,003,903	$ 1,932,761	$ 2,941,823

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 24,122	$ (129,990)
Noncash expenses included in income (loss):
Depreciation	15,484	21,956
Allowance for doubtful accounts	(787)	(46,877)
Deferred income taxes	26,400	(9,800)
Share-based compensation	2,255	3,420
Decrease (increase) in current assets:
Accounts receivable, net	(90,529)	67,715
Inventories	(30,642)	(50,047)
Prepaids	(11,028)	(914)
Accrued interest receivable	(119)
Federal income tax refund receivable	47,663	(47,663)
Increase (decrease) in current liabilities:
Accounts payable	(8,587)	5,157
Accrued wages and related taxes	1,247
Refundable deposits	(47,074)
Federal income taxes payable	-	(77,171)
Net Cash From Operating Activities	(71,595)	(264,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits and long term prepaids	-	2,629
Purchase of certificates of deposit	(2,107,000)	(1,802,000)
Proceeds from maturities of certificates of deposit	1,773,000	2,241,000
Additions to property and equipment	(3,398)	(32,059)
Net Cash From Investing Activities	(337,398)	409,570

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividend	-	(51,586)
Net Cash From Financing Activities	-	(51,586)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(408,993)	93,770

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,227,490	1,133,720

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 818,497	$ 1,227,490

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$ -	$ (77,171)
Cash and cash equivalents:
Cash	$ 117,429	$ 38,168
Money market investments	701,068	1,189,322
	$ 818,497	$ 1,227,490

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies

Business Organization

The Company was incorporated under the laws of the State of Washington on February 10, 1984, primarily to develop, produce, sell and distribute wireless modems that will allow communication between peripherals via radio frequency waves.  On November 12, 1984, the Company sold 3,000,000 shares of its unissued common stock to the public at an offering price of $.30 per share, as arbitrarily determined by the underwriter.

Effective September 13, 2007, the Company announced their establishment of a “doing business as” or dba structure, based on the Company’s registered trade name of ESTeem (tm) Wireless Modems.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Estimates used in the accompanying financial statements include allowance for doubtful accounts receivable, inventory obsolescence, useful lives of depreciable assets, share-based compensation, and deferred income taxes.  Actual results could differ from those estimates.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist of cash, money market investments, certificates of deposit, and accounts receivables.

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

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies - (Continued)

Revenue Recognition - (Continued)

Revenues from site support and engineering services are recognized as the Company performs the services.  When amounts are billed and collected before the services are performed they are included in deferred revenues.  Revenue is recognized based upon proportional performance when the contract contains performance milestones.

The Company does not generally sell its products with the right of return.  Therefore, returns are accounted for when they occur.

The Company warrants its products as free of manufacturing defects and provides a refund of the purchase price, repair or replacement of the product for a period of one year from the date of installation by the first user/customer.  No allowance for estimated warranty repairs or product returns has been recorded. Warranty expenses are expected to immaterial based on the Company’s historical warranty experience.

Financial Instruments

The Company’s financial instruments are cash, money market investments, and certificates of deposit.  The recorded values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash and money market investments purchased with original maturities of three months or less.

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for estimated uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $787 as of December 31, 2012 and 2011, respectively.  The Company’s policy for writing off past due accounts receivable is based on the amount, time past due, and response received from the subject customer.

Inventories

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

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies - (Continued)

Property and Equipment

Property and equipment is carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  The useful life of property and equipment for purposes of computing depreciation is three to seven years.  The Company periodically reviews its long-lived assets for impairment and, upon indication that the carrying value of such assets may not be recoverable, recognizes an impairment loss by a charge against current operations.  When the Company sells or otherwise disposes of property and equipment a gain or loss is recorded in the statement of operations. The cost of improvements that extend the life of property and equipment is capitalized.

Certificates of Deposit

Certificates of deposit with original maturities ranging from three months to twelve months were $1,367,000 and $1,033,000, at December 31, 2012 and 2011 respectively.

Capitalized Software Costs

Capitalized software costs consist of costs to purchase and develop software.  The Company capitalizes the costs of creating a software product to be sold, leased or otherwise marketed, for which technological feasibility has been established.  Amortization of the software product, on a product-by-product basis, begins on the date the product is available for distribution to customers and continues over the estimated revenue-producing life, not to exceed five years.  All capitalized software costs are fully amortized.

Income Taxes

The provision for income taxes is computed on the pretax income based on the current tax law.  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Research and Development

Research and development costs are expensed as incurred.  Research and development expenditures for new product development and improvements of existing products by the Company for 2012 and 2011 were $272,440 and $268,530, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred.  Advertising costs for the years ended December 31, 2012 and 2011 were $16,116 and $12,021, respectively.

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

Fair Value Measures

ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820") requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1:  Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2:  Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quote prices for similar assets or liabilities in active markets; quoted prices for   identical assets in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:  Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

At December 31, 2012 and 2011, the Company’s certificates of deposit were valued as follows:

	2012	2011	Fair value measurement level
Certificates of deposit	1,367,000	$1,033,000	Level 1

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

2.

Inventories

Inventories consist of the following:

	2012	2011
Parts	$ 237,848	$ 228,012
Work in progress	117,695	74,992
Finished goods	146,413	168,310
	$ 501,956	$ 471,314

3.

Property and Equipment

Property and equipment consist of the following:

	2012	2011
Laboratory equipment	$ 594,042	$ 591,077
Furniture and fixtures	16,745	16,398
Dies and molds	105,353	105,353
	716,140	712,828
Accumulated depreciation	(673,868)	(658,470)
	$ 42,272	$ 54,358

4.

Income Taxes

The Company uses the asset and liability approach in accounting for income taxes.

The provision (benefit) for federal income taxes consisted of:

	2012	2011
Current	$ -	$ (47,663)
Deferred	26,400	(9,800)
Provision (benefit) for federal income taxes	$ 26,400	$ (57,463)

The components of deferred tax assets and liabilities at December 31 were as follows:

	2012	2011
Deferred tax assets:
Accrued liabilities	$ 8,416	$ 9,300
Inventories	19,121	19,000
Other	(1,537)	300
Unused tax credits	-	25,400
Total	$ 26,000	$ 54,000

Deferred tax liabilities:
Depreciable property	$ 6,200	$ 7,800
Total	$ 6,200	$ 7,800

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

4.

Income Taxes – (Continued)

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate of 35% were as follows:

	2012	2011

Amount computed using the statutory rate	$ 17,683	$ (47,663)
Non-deductible permanent differences	2,787
Income tax credits	(8,026)
Effect of graduated rate	(12,444)
Change in deferred tax assets	26,400	(9,800)
Provision (benefit) for federal income taxes	$ 26,400	$ (57,463)

The Company files federal income tax returns in the United States only.  The Company is no longer subject to federal income tax examination by tax authorities for years before 2008.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties.

5.

Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit Sharing Plan and Salary Deferral 401-K Plan and Trust.  All employees over the age of twenty-one are eligible.  On January 1, 2006, the Company adopted a four percent salary matching provision.  The Company contributed $26,495 and $30,404 to the plan for the years ended December 31, 2012 and 2011 respectively.

6.

Employee Profit Sharing Bonus Program

The Company makes discretionary contributions to the Employees Profit Sharing Bonus Program (a non-qualified plan) based upon ten percent of the first $100,000 of pre-tax net income plus eight percent on pre-tax net income in excess of $100,000.  The Company has accrued or paid no contributions for the years ended December 31, 2012 or 2011.

7.

Share-Based Compensation

The Company grants stock options to individual employees and directors with three years continuous tenure.  After termination of employment, stock options may be exercised within ninety days, after which they are subject to forfeiture.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

7.

Share-Based Compensation – (Continued)

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2012	2011
Dividend yield	0.00%	0.00%
Expected volatility	68%	74%
Risk-free interest rate	0.36%	1.40%
Expected term (in years)	3	3
Estimated fair value per option granted	$ 0.15	$ 0.21

The average risk-free interest rate is based on the three-year U.S. Treasury Bond rate in effect as of the grant date.  The expected volatility is determined using a weighted average of weekly historical volatility of the stock price over a period of one year prior to the grant dates.  The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2012 was seven percent.

In the years ended December 31, 2012 and 2011, the Company recognized $2,255 and $3,420 respectively, in share-based compensation expense.  No non-vested share-based compensation arrangements existed as of December 31, 2012.

A summary of option activity follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number	Price Per	Term
	Outstanding	Share	(Years)
Balance at 12/31/10	585,000	0.52	1.1
Granted	210,000	0.44
Exercised	-	-
Canceled	(205,000)	0.79
Balance at 12/31/11	590,000	0.40	1.1
Granted	220,000	0.37
Exercised	-	-
Canceled	(305,000)	0.35
Balance at 12/31/12	505,000	0.42	2.1
Outstanding and Exercisable at 12/31/12	505,000	0.42	2.1

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2012, was $0.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

8.

Leases

The Company leases its facilities from a port authority, under beneficial terms for $4,395 monthly for three years, expiring in September 2014, with annual increases based upon the Consumer Price Index.  The lease expense for the years ended December 31, 2012 and 2011 was $51,185 and $48,990 respectively.

Future minimum lease payments required under the above operating lease for the years ending December 31, 2013, and 2014, amount to $53,253, and $55,321 respectively.

9.

Related Party Transactions

For the years ended December 31, 2012 and 2011, services in the amount of $101,398 and $104,411 respectively, were contracted with a manufacturing process company, Manufacturing Services, Inc.  The president and past president of Manufacturing Services, Inc., are members of the Board of Directors of Electronic Systems Technology, Inc.

10.

Commitments and Contingencies

In 2009, the Company entered into a licensing agreement with Wi-LAN, Inc. (a Canadian Company), to pay royalties for certain licensing rights and liability releases.  Such amounts are not considered significant by the Company.

11.

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

Domestic customers represent approximately seventy-eight percent of total net revenues.  Foreign customers represent approximately twenty-two percent of total net revenues.  One individual customer comprised more than ten percent of sales revenue.  Revenues from foreign countries consist primarily of revenues from Canada, Mexico, and South American countries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, Note 1.  Management evaluates performance based on net revenues and operating expenses.  Administrative functions such as finance and information systems are centralized.  However, where applicable, portions of the administrative function expenses are allocated between the operating segments.  The operating segments share the same manufacturing and distribution facilities.  Costs of operating the manufacturing plant, equipment, inventory, and accounts receivable are allocated directly to each segment.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

11.

Segment Reporting – (Continued)

Summary financial information for the two reportable segments is as follows:

			Unallocated
2012	Domestic	Foreign	Corporate	Total

Total sales	$ 1,648,899	$ 464,917	$ -	$2,113,816
Total other income	7,420	-	-	7,420
Depreciation	14,030	-	1,454	15,484
Earnings (loss) before tax	202,853	124,402	(276,733)	50,522
Identifiable assets	720,371	12,195	2,261,158	2,993,724
Net capital expenditures	-	-	3,398	3,398

2011

Total sales	$ 1,105,701	$ 686,040	$ -	$1,791,741
Total other income	13,830	-	-	13,830
Depreciation	19,584	-	2,372	21,956
Earnings (loss) before tax	(177,422)	269,458	(279,489)	(187,453)
Identifiable assets	112,944	42,547	2,867,869	3,023,360
Net capital expenditures	32,059	-	-	32,059

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Advertising	$ 16,116	$ 12,021
Bad debt expense	(787)	7,718
Commissions – sales	465	1,197
Dues and subscriptions	1,138	1,201
Depreciation	15,484	21,956
Insurance	14,502	12,532
Materials and supplies	25,121	19,355
Office and administration	4,018	6,062
Printing	2,775	2,827
Professional services	164,089	160,213
Rent and utilities	66,128	62,269
Repair and maintenance	4,862	4,642
Salaries	829,335	850,716
Taxes, licenses & health insurance	223,882	230,592
Telephone	8,897	8,467
Trade shows	44,261	44,469
Travel expenses	87,633	81,868

	1,507,919	1,528,105

Expenses allocated to cost of sales	(358,693)	(333,054)

	$ 1,149,226	$ 1,195,051

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including the Chief Executive Officer and Principle Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act ) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principle Accounting Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2012.

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

As of December 31, 2012 Management conducted an assessment of the effectiveness of EST’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements. The material weakness is as follows:

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

During the quarter ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On February 14, 2013 options to purchase 175,000 shares of our common stock were granted to individual employees and directors, subject to certain terms and conditions.  The Company's Form 8-K, filed  February 22, 2013, is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2012 as well as the term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/03/11 – 06/03/14	64	President of the Company
Melvin H. Brown	06/05/09 – 06/05/15	82	Former President of Manufacturing Services, Inc.
Michael S. Brown	06/03/11 – 06/03/14	60	President of Manufacturing Services, Inc.
Robert Southworth	06/05/09 – 06/05/15	69	Patent Attorney, U.S. Dept. of Energy (retired)
John L. Schooley	06/04/10 – 06/04/13	73	Former President of Remtron, Inc.

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

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2012 is comprised of Robert Southworth (Chairman), Melvin Brown, Michael Brown and John Schooley.  Michael Brown and Melvin Brown are considered to be non-independent members of the Audit Committee; however, their serving on the Audit Committee was deemed by the Board to be in the best interest of the Company due to Michael Brown and Melvin Brown’s experience and familiarity with the Company.  The Audit Committee met on one occasion in 2012 and acted by unanimous written consent one time.  The Board of Directors has determined that none of the audit committee members can be classified as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.  The Board of Directors does not contain a member that can be classified as an “audit committee financial expert” under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely due to the high cost of such Director candidates.

The Board has also adopted a charter for the Audit Committee. The charter for the audit committee is available on our website at www.esteem..com . The audit committee charter is also available in print to any shareholder who requests it.

Compensation Committee

There is no Compensation Committee of the Board of Directors. The Board of Directors did establish an Employee/Director Stock Option Committee consisting of Tom Kirchner.  The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2012. There is no charter for the Employee/Director Stock Option Committee.

Code of Ethics

On June 2, 2005, the Company's Board of Directors adopted a Code of Ethics for the Company.  The Codes of Ethics, and any subsequent amendments thereto, (other than technical, administrative or non-substantive amendments), and any waivers of a provision of the Code of Ethics for directors or executive officers, are available on our website at www.esteem.com

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2012; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
T. L. Kirchner	64	President/CEO	3 Years	02/10/84- Present
Michael Eller	52	Principle Accounting Officer	Elected by the Board of Directors	9/7/12- Present

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

MICHAEL W. ELLER.  Mr. Eller is the Manager of finance and administration, Principle Accounting Officer.  During the last five years Mr. Eller has been a full time employee of the Company and Macys Logistics and Operations where he was employed as the Vice President of Operations and Director of Finances.  Mr. Eller does not serve as a director for any other company registered under the Securities Exchange Act.

Family Relationships

Michael S. Brown is the son of Melvin H. Brown.

Section 16(A) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2012, to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

Indemnification

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

Related Person Transactions Policy and Procedures

As set forth in the written charter of the Audit Committee, any related person transaction involving a Company director or executive officer must be reviewed and approved by the Audit Committee. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. Related persons include any director or executive officer, certain shareholders and any of their “immediate family members” (as defined by SEC regulations).

Item 11. Executive Compensation.

The Company’s principal executive officer is T.L. Kirchner, President and CEO.  The Company’s principal accounting officer is Michael W. Eller.

Information concerning the compensation of the Company’s principal executive officer and principal financial officer, as well as any other compensated employees of the Registrant's whose total compensation exceeded $100,000 during 2012 and 2011 is provided in the following Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”):

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3)(4) (i)	Total ($) (j)
T.L. Kirchner, President/CEO	2012	$160,000	-	-	$256	-	-	$24,198	$184,454
	2011	$166,000	-	-	$420	-	-	$22,862	$189,282
Michael W. Eller Principal Accounting Officer	2012	$21,250	-	-	N/A	-	-	$1,648	$22,898
	2011	N/A	-	-	N/A	-	-	N/A	N/A

(1)

Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus.  Bonus calculated for 2011 results paid during 2012.

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

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2012 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	11.4%	0.37	2/9/2015

(5)

This table does not include Stock Options granted previously.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2012 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
T.L. Kirchner, President/ CEO	25,000	0	0	$0.37	2/09/15	0	0	0	0
	25,000	0	0	$0.44	2/10/14	0	0	0	0
	25,000	0	0	$0.45	2/18/13	0	0	0	0

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. Directors with no less than three years continuous tenure are eligible for stock option awards, as governed by the Company stock option plan.  There is currently no other compensation arrangements for the Company’s directors.  (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.)  The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2012 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Melvin Brown	$0	$0	$256	$0	$0	$0	$256
Michael Brown	$0	$0	$256	$0	$0	$0	$256
John Schooley	$0	$0	$256	$0	$0	$0	$256
Robert Southworth	$0	$0	$256	$0	$0	$605	$861

(1) Compensation information for Tom Kirchner, President and CEO, and Michael Eller, Principal Acounting Officer is contained in the Executive Compensation Summary Compensation Table.

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

Option Exercises

 During our fiscal year ended December 31, 2012, there were no options exercised by our NEO’s or Directors.

We do not currently have a Long-Term Incentive Plan (“LTIP”).

Summary of Executive Employment Agreements

There are no executive employment agreements with any officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2012, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

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

(2)

The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 19, 2010, February 11, 2011 and February 10, 2012, respectively.

(3)

Does not include options granted.  See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 20, 2013, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Name/Address of Beneficial Owner (1)	Title of Class	Amount & Nature of Beneficial Ownership	Percent of Class
T.L. Kirchner (Officer & Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	403,488 (2)	7.8%
Melvin H. Brown (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	76,500 (2)	1.5%
John Schooley (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	135,000 (2)	2.6%
Michael S. Brown (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common
Robert Southworth (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common
Michael W. Eller (Officer) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common
All Officers and Directors as a group	Common	614,988	11.9%

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

The information below does not include stock options granted in February 2013.

Recipients of Stock Options currently unexpired as of December 31, 2012 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 2-10-2012
Sam Amaral	5,000	0.37
Melvin Brown	25,000	0.37
Michael Brown	25,000	0.37
Alan B. Cook	5,000	0.37
Jessica Danz-Gollinger	5,000	0.37
Tom Kirchner	25,000	0.37
Eric P. Marske	15,000	0.37
Jason Muhlbeier	5,000	0.37
Anthony C. Pfau	5,000	0.37
Gary L. Schmitz	5,000	0.37
John L. Schooley	25,000	0.37
Robert Southworth	25,000	0.37
George Stoltz	5,000	0.37
Dan Tolley	5,000	0.37

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 2-11-2011
Sam Amaral	5,000	0.44
Melvin Brown	25,000	0.44
Michael Brown	25,000	0.44
Alan B. Cook	5,000	0.44
Jessica Danz-Gollinger	5,000	0.44
Tom Kirchner	25,000	0.44
Eric P. Marske	15,000	0.44
Jason Muhlbeier	5,000	0.44
Anthony C. Pfau	5,000	0.44
Gary L. Schmitz	5,000	0.44
John L. Schooley	25,000	0.44
George Stoltz	5,000	0.44
Dan Tolley	5,000	0.44
Robert Southworth	25,000	0.44

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 2-19-2010
Sam Amaral	5,000	0.45
Melvin Brown	25,000	0.45
Alan B. Cook	5,000	0.45
Tom Kirchner	25,000	0.45
Eric P. Marske	15,000	0.45
Anthony C. Pfau	5,000	0.45
Gary L. Schmitz	5,000	0.45
John L. Schooley	25,000	0.45
Robert Southworth	25,000	0.45
George Stoltz	5,000	0.45
Dan Tolley	5,000	0.45

Stock options must be exercised within 90 days after termination of employment/board membership.  During 2012, 305,000 options expired, 220,000 shares were granted and no shares under option were exercised.  At December 31, 2012 there were 505,000 options outstanding and exercisable.

Changes in Control:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During 2012, the Company contracted for services from Manufacturing Services, Inc. in the amount of $101,398.  Manufacturing Services, Inc. is owned and operated by Michael S. Brown.  Mr. Brown and the former owner for Manufacturing Services, Inc, Melvin H. Brown are currently Directors of Electronic Systems Technology, Inc.  Management believes the costs for services provided by Manufacturing Services, Inc., are comparable with other manufacturing service companies in the Company’s geographical region.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table presents fees billed to us during December 31, 2012 and 2011, for professional services provided by Decoria Maichel & Teague and Moe O'Shaughnessy & Associates P.S., respectively.

Year Ended	December 31, 2012	December 31, 2011
Audit fees (1)	$41,000	$35,703
Audit-related fees (2)	-	-
Tax fees (3)	2,500	1,650
All other fees (4)	-	-
Total Fees	$43,500	$37,353

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

Our Audit Committee reviewed the audit and tax services rendered by Decoria Maichel & Teague and concluded that such services were compatible with maintaining the auditors’ independence.  All audit, non-audit, tax services, and other services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.  We do not use Decoria Maichel & Teague for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally.  We do not engage Decoria Maichel & Teague to provide compliance outsourcing services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this report on Form 10-K or incorporated by reference:

(1)

Our financial statements can be found in Item 8 of this report.

(2)

Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

The following exhibits are filed with this Annual Report on Form 10-K.  Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation filed as Exhibit 2.1 to Form S-18, Registration Statement No. 2-92949-S, filed November 5, 1984 **
3.2	Amended Articles of Incorporation of the Registrant, filed as Exhibit (c) to Form 8-K, filed March 15, 1985 **
3.3	By-Laws filed as Exhibit 2.1 to Form S-18, Registration Statement No. 2-92949-S, filed November 5, 1984 **
3.4	Amendments to By-Laws filed as Exhibit (c) to Form 8-K, filed March 15, 1985 **
4

Instrument defining the rights of security holders including indentures.

Exhibit II Form S-18 Registration Statement No. 2-92949-S is incorporated herein by reference.

Form 8A Registration Statement, 000-27793, dated October 25, 1999 **

14	Code of Ethics, as Exhibit 14.3 to Form 10-K, filed March 26, 2008 **
31.1	Section 302 Certification, CEO
31.2	Section 302 Certification, CFO
32.1	Section 906 Certification, CEO
32.2	Section 906 Certification, CFO
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

**

Incorporated by reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:   /s/ T. L. KIRCHNER

         T.L. Kirchner, Director/President

        (Principal Executive Officer)

Date:  March 26, 2013

By:  /s/ Michael W. Eller

        Michael W. Eller, Manager of Finance and Administration

        (Principal Accounting Officer)

Date:  March 26, 2013

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ T.L. KIRCHNER	Director/President	March 26, 2013
T.L. Kirchner

/s/ MELVIN BROWN	Director	March 26, 2013
Melvin H. Brown

/s/ MICHAEL BROWN	Director	March 26, 2013
Michael S. Brown

/s/ ROBERT SOUTHWORTH	Director	March 26, 2013
Robert Southworth

/s/ JOHN SCHOOLEY	Director	March 26, 2013
John L. Schooley