Form 10-Q
period 2013-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2013-05-14
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 9, 2013, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Three Months Ended	Mar. 31, 2013	Mar. 31, 2012
Sales and Site Support Income	$ 413,413	$ 492,807
Other revenues	$ 1,989	$ 1,728
Gross profit	$ 223,699	$ 277,062

Net income (loss) before taxes	$ (64,373)	$ (35,924)
Net income (loss)	$ (45,612)	$ (24,393)

Earnings (loss) per share before taxes
Basic	$ (0.01)	$ (0.01)
Diluted	$ (0.01)	$ (0.01)

Earnings (loss) per share
Basic	$ (0.01)	$ (0.00)
Diluted	$ (0.01)	$ (0.00)

Weighted average shares outstanding (basic)
Primary	5,158,667	5,158,667
Diluted	5,158,667	5,158,667

Total assets	$ 2,998,210	$ 2,988,755

Long-term debt and capital lease obligations	$ 0	$ 0

Shareholders' equity	$ 2,897,924	$ 2,891,616

Shareholders' equity per share	$ 0.56	$ 0.56

Working capital	$ 2,826,451	$ 2,779,841

Current ratio	31:1	32.1:1

Equity to total assets	97%	97%

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (as prepared by Management)
	Mar. 31, 2013 (Unaudited)	Dec. 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 757,927	$ 818,497
Short term certificates of deposit	1,501,000	1,367,000
Accounts receivable, net of allowance for uncollectibles	85,232	195,482
Inventories	542,849	501,956
Accrued interest	3,145	1,703
Prepaid insurance	8,057	10,932
Prepaid expenses	22,427	28,207
Total current assets	2,920,637	2,923,777

PROPERTY & EQUIPMENT net of depreciation	38,998	42,272

DEPOSITS	1,675	1,675
DEFERRED INCOME TAX ASSET	36,900	26,000
TOTAL ASSETS	$ 2,998,210	$ 2,993,724

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 13,818	$ 7,517
Refundable deposits	40,511	2,229
Accrued liabilities	39,857	35,955
Total current liabilities	94,186	45,701

DEFERRED INCOME TAX LIABILITY	6,100	6,200
TOTAL LIABILITIES	100,286	51,901

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value 50,000,000 shares authorized 5,158,667 shares issued and outstanding	5,159	5,159
Additional paid-in capital	1,005,616	1,003,903
Retained earnings	1,887,149	1,932,761
Total stockholders’ equity	2,897,924	2,941,823
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,998,210	$ 2,993,724

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (as prepared by Management) (Unaudited)
Three Months Ended	Mar. 31, 2013	Mar. 31, 2012

SALES, net	$ 400,357	$ 457,117
SITE SUPPORT	13,056	35,690
COST OF SALES	(189,714)	(215,745)
GROSS PROFIT	223,699	277,062

OPERATING EXPENSES
General and administrative	88,292	88,427
Research and development	56,805	80,760
Marketing	115,863	113,184
Customer service	29,101	32,343
Total operating expenses	290,061	314,714
OPERATING LOSS	(66,362)	(37,652)

OTHER INCOME
Interest income	1,989	1,728
Total other income	1,989	1,728

NET LOSS BEFORE INCOME TAX	(64,373)	(35,924)
BENEFIT FOR INCOME TAX	18,761	11,531
NET LOSS	$ (45,612)	$ (24,393)

BASIC AND DILUTED LOSS PER SHARE	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	5,158,667	5,158,667

 See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (as prepared by Management) (Unaudited)
Three Months Ended	Mar. 31, 2013	Mar. 31, 2012

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net loss	$ (45,612)	$ (24,393)
Noncash items included in loss:
Depreciation	3,274	3,826
Deferred income taxes	(11,000)	(1,300)
Share based compensation	1,713	564

DECREASE (INCREASE) IN CURRENT ASSETS:
Accounts receivable, net	110,250	(42,611)
Inventory	(40,893)	(5,158)
Prepaid expenses	8,656	6,499
Federal income tax receivable	--	(10,231)
Accrued interest	(1,443)	(1,066)

INCREASE (DECREASE) IN CURRENT LIABILITIES:
Accounts payable and accrued liabilities	10,204	32,798
Refundable deposits	38,281	(43,074)
NET CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	73,430	(84,146)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of deposit purchased	(134,000)	(371,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(134,000)	(371,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,570)	(455,146)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	818,497	1,227,490
CASH AND CASH EQUIVALENTS AT ENDING OF PERIOD	$ 757,927	$ 772,344

Cash and cash equivalents:
Cash	$ 123,532	$ 5,172
Money market accounts	634,395	767,172
Total cash and cash equivalents	$ 757,927	$ 772,344

See Notes To Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company") presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2013 and March 31, 2012.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2012 as filed with Securities and Exchange Commission.

The results of operation for the three-month periods ended March 31, 2013 and March 31, 2012 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	March 31 2013	December 31 2012
Parts	$279,781	$237,848
Work in progress	91,182	117,695
Finished goods	171,886	146,413
Total inventory	$542,849	$501,956

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At March 31, 2013 the Company had 535,000 outstanding stock options that could have a dilutive effect on future periods’ income.

NOTE 4 - STOCK OPTIONS

As of March 31, 2013, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 14, 2013, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 14, 2013 totaled 175,000 shares under option and have an exercise price of $0.31 per share.

The options granted on February 14, 2013 may be exercised any time during the period from February 14, 2013 through February 14, 2016.  The Company's Form 8-K filed February 14, 2012, is incorporated herein by reference.  All outstanding stock options must be exercised within 90 days after termination of employment.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2013	2012	2011	2010
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	73%	68%	74%	93%
Risk-free interest rate	0.38%	0.36%	1.40%	1.38%
Expected term (in years)	3	3	3	3
Estimated Fair Value per Option Granted	$0.15	$0.15	$0.21	$0.30

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2012 through 2005 was 6.60%.

A summary of option activity during the quarter ended March 31, 2013, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2012	505,000	$0.42
Granted	175,000	0.31
Canceled	(145,000)	0.31
Outstanding at March 31, 2013	535,000	$0.40

During the first quarter of 2013, the Company issued 175,000 options with an estimated fair value per option of $0.148 resulting in a stock based compensation value of $25,967.  After the stock based compensation value is adjusted for the historical option forfeiture rate of 93.4%, a stock based compensation expense was charged against income for 2013 of $1,713.  No non-vested share-based compensation arrangements existed as of March 31, 2013.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarters ended March 31, 2013 and March 31, 2012, services in the amount of $20,884 and $29,390, respectively, were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Company’s Board of Directors . The Company owed accounts payable amounts to Manufacturing Services, Inc for the quarters ended March 31, 2013 and March 31, 2012 of $1,498 and $1,313, respectively.

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

During the quarter March 31, 2013, domestic customers represented approximately 65% of total net revenues.  Foreign customers represented 35% of total net revenues.  During the quarter ended March 31, 2013, product sales to one customer accounted for 12% of the Company's sales revenues.  Revenues from foreign countries consisted primarily of revenues from Mexico, Croatia, India, Equator, Hungary and Canada.

Summary financial information for the three reportable segments for the first quarter of 2013 and 2012 is as follows:

	Domestic	Foreign	Unallocated Corporate	Total
Quarter ended March 31, 2013
Total sales	$267,833	$145,580	$ -	$413,413
Total other income	-	-	1,989	1,989
Earnings (loss) before tax	(15,276)	37,205	(86,302)	(64,373)
Depreciation/amortization	2,605	-	669	3,274
Identifiable assets	624,356	17,960	2,355,894	2,998,210

Quarter ended March 31, 2012
Total sales	$333,889	$158,918	$ -	$492,807
Total other income	1,728	-	-	1,728
Earnings (loss) before tax	(11,392)	63,895	(88,427)	(35,924)
Depreciation/amortization	3,470	-	356	3,826
Identifiable assets	213,152	17,452	2,758,151	2,988,755

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended March 31, 2013.  The following statements may be forward looking in nature and actual results may differ materially.

A.

RESULTS OF OPERATIONS

REVENUES: Total revenues from sales decreased to $413,413 for the first quarter of 2013 as compared to $492,807 in the first quarter of 2012, reflecting a decrease of 16%.  Gross revenues decreased to $415,402 for the quarter ended March 31, 2013, from $494,536 for the same quarter of 2012.  Management believes the decrease in sales revenues is due to decreased domestic and international industrial automation sales during first quarter of 2013 when compared with the same quarter of 2012.  Management remains concerned that the fragile economic recovery in the United States has the potential to negatively impact domestic sales revenues and profitability during 2013.

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

A percentage breakdown of EST's market segments of Domestic and Foreign Export sales, for the first quarter of 2013 and 2012 are as follows:

For the first quarter of	2013	2012
Domestic Sales	65%	68%
Export Sales	35%	32%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represented 65% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $267,832 for the quarter ended March 31, 2013, compared to $333,889 for the quarter ended March 31, 2012, reflecting a decrease of 20%.  During the quarter ended March 31, 2013, product sales to one customer, comprised 12% of the Company's sales revenues.  Management believes the decrease in domestic sales revenues is the result of the decreased demand for the Company’s products for domestic industrial automation project due to a slow down in the economic recovery in the United States.  Management remains concerned that the fragile economic recovery in the United States has the potential to impact domestic sales revenues and profitability during 2013.

Domestic segment operating loss was $15,276 for the quarter ended March 31, 2013 as compared with a segment operating loss of $11,392 for the same quarter of 2012, due to decreased sales revenues for the segment during the first quarter of 2013.

Foreign Revenues

The Company’s foreign operating segment represented 35% of the Company’s total net revenues for the quarter ended March 31, 2013.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended March 31, 2013, the Company had $145,580 in foreign export sales, or 35% of total net revenues of the Company for the quarter, compared with foreign export sales of $158,918 or 32% of net revenues for the same quarter of 2012, reflecting a decrease of 8%.  The majority of foreign export sales revenues during the first quarter of 2013 were used in industrial automation projects in Mexico, Croatia and India. Management believes the decrease in foreign sales revenues is due to decreased product sales for industrial automation sales in Latin America during the first quarter of 2013 when compared with relatively strong product sales in those countries during the first quarter of 2012.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment decreased to $37,205 for the quarter ended March 31, 2013 as compared with $63,895 for the same period of 2012 due to decreased sales revenues for the quarter ended March 31, 2013.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses decreased during the quarter ended March 31, 2013 to $86,302 as compared with $88,427 for the same quarter of 2012.  Unallocated corporate expenses represented expense to total sales percentage of 21% and 18% for the first quarter of 2013 and 2012, respectively.

BACKLOG:

As of March 31, 2012, the Company had a sales order backlog of $85,697.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2013 and 2012 were 46% and 44% of gross sales respectively. The cost of sales percentage increase in the first quarter of 2013 is the result of the product mix of items and services sold during the quarter having decreased profit margins when compared with the product mix sold during the same quarter of 2012.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2013 decreased $24,653 from first quarter of 2012 levels.  The following is a delineation of operating expenses:

	March 31 2013	March 31 2012	Increase (Decrease)
General and administrative	$ 88,291	$ 88,427	$ (136)
Research and development	56,805	80,760	(23,955)
Marketing	115,863	113,184	2,679
Customer service	29,101	32,343	(3,241)
Total operating expenses	$ 290,061	$ 314,714	$ (24,653)

General and administrative:  For the first quarter of 2012 General and administrative expenses decreased $136 to $88,291, due to slightly decreased benefit expenses when compared with the same quarter of 2012.

Research and development:  Research and Development expenses decreased $23,955 to $56,805, during the first quarter of 2013, due to decreased subcontracted engineering assistance services and development related costs when compared with the same quarter of 2012.

Marketing: During the first quarter of 2012, marketing expenses increased $2,679 to $115,863 when compared with the same period of 2012, due to increased department related wages and travel expenses during the first quarter of 2013.

Customer service: Customer service expenses decreased $3,241 to $29,101 during the first quarter of 2013, due to decreased amount of department related travel expenses.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $1,989 in interest and dividend income during the quarter ended March 31, 2013.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $45,612 for the first quarter of 2013 compared to a net loss of $24,393 for the same quarter of 2012.  The decrease in profitability is the result of decreased sales revenues during the first quarter of 2013.

B.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2012 was 31.4:1 compared to 32.3:1 at December 31, 2012.  The decrease in current ratio is due to decreased accounts receivable at March 31, 2013 when compared with December 31, 2012.

For the quarter ended March 31, 2013, the Company had cash and cash equivalents of $757,927 as compared to cash and cash equivalent holdings of $818,497 at December 31, 2012, primarily reflecting changes in Certificates of Deposit investments when compared with year-end 2012. Certificates of Deposit increased to $1,501,000 as of March 31, 2013, from $1,367,000 as of December 31, 2012 due to differences in maturity date cycles compared with year-end 2012.

Accounts receivable decreased to $85,232 as of March 31, 2013, from December 31, 2012 levels of $195,482 due to sales and collection timing differences when compared with year-end 2012.  Inventory increased to $542,849 at March 31, 2013 from December 31, 2012 levels of $501,956.  The Company's fixed assets, net of depreciation, decreased to $38,998 as of March 31, 2013 from December 31, 2012 levels of $42,272, due to depreciation during the first quarter of 2013 of $3,274.  Deferred tax asset as of March 31, 2013 increased to $36,900 due to the income tax benefit recognized during the first quarter of 2013.  Prepaid expenses decreased to $22,427 as of March 31, 2013 as compared with $28,207 for December 31, 2012 due to reduced prepaid network expenses when compared with year-end 2012.

As of March 31, 2013, the trade accounts payable balance was $13,818 compared with $7,104 at December 31, 2012, and reflect amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of March 31, 2013 were $39,857, compared with $36,368 at December 31, 2012, and reflect items such as payroll and state tax liabilities and accrued vacation benefits.  At March 31, 2013 the Company had refundable customer deposit liabilities of $40,511.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2013 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2013.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2013.

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

There have been no changes during the quarter ended March 31, 2013 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 5.  Other Information

None

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T. L. KIRCHNER
Date: May 14, 2013	Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: May 14, 2013	Name: Michael W. Eller
Title: Manager of Finance & Admin
(Principal Accounting Officer)