Form 10-Q
period 2013-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2013-08-13
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2013, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS (as prepared by Management) (Unaudited)
	June 30, 2013 (Unaudited)	Dec. 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 887,508	$ 818,497
Short term certificates of deposit investments	1,254,000	1,367,000
Accounts receivable, net of allowance for uncollectibles	175,763	195,482
Inventories	550,962	501,956
Accrued interest	4,136	1,703
Prepaid insurance	3,745	10,932
Prepaid expenses	57,046	28,207
Total current assets	2,933,160	2,923,777
PROPERTY & EQUIPMENT, net of depreciation	37,227	42,272

Deposits	1,675	1,675
Deferred income tax asset	38,600	26,000
TOTAL ASSETS	$ 3,010,662	$ 2,993,724

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$ 21,665	$ 7,517
Accrued liabilities	47,899	35,955
Refundable deposits	44,165	2,229
Total current liabilities	113,729	45,701
Deferred income tax liability	5,300	6,200
TOTAL LIABILITIES	119,029	51,901

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value 50,000,000 shares authorized 5,158,667 shares issued and outstanding	5,159	5,159
Additional paid-in capital	1,005,616	1,003,903
Retained earnings	1,880,858	1,932,761
TOTAL STOCKHOLDERS’ EQUITY	2,891,633	2,941,823
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,010,662	$ 2,993,724

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS (as prepared by Management) (Unaudited)
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Sales, net	$ 460,280	$ 383,839	$ 860,636	$ 840,956
Site Support	33,327	33,093	46,384	68,782
Cost of sales	(221,032)	(204,614)	(410,746)	(420,358)
Gross profit	272,575	212,318	496,274	489,380

OPERATING EXPENSES
General and administrative	66,826	65,301	155,118	153,728
Research and development	68,670	67,278	125,475	148,039
Marketing	123,040	130,559	238,904	243,744
Customer service	27,584	31,214	56,684	63,556
Total operating expense	286,120	294,352	576,181	609,067
Operating income loss	(13,545)	(82,034)	(79,907)	(119,687)

Other income
Interest income	1,876	1,743	3,865	3,472
Net other income	1,876	1,743	3,865	3,472

Net loss before income tax	(11,669)	(80,291)	(76,042)	(116,215)
Benefit for income tax	5,378	26,168	24,139	37,699
Net loss	$(6,291)	$(54,123)	$(51,903)	$(78,516)

Basic and diluted earnings loss per share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average shares used in computing loss per share:
Basic and diluted	5,158,667	5,158,667	5,158,667	5,158,667

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS (as prepared by Management) (Unaudited)
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

CASH FLOWS (USED) IN OPERATING ACTIVITIES:
Net (loss)	$ (51,903)	$ (78,516)
Noncash items included in loss:
Depreciation	6,685	7,653
Deferred income tax	(13,500)	(4,500)
Share based compensation	1,713	2,255
Vendor deposits	--	(28,770)
Account Receivable, net	19,720	(52,204)
Inventory	(49,006)	(80,691)
Federal income taxes receivable	--	14,464
Accrued interest	(2,434)	(1,090)
Prepaid insurance	(21,652)	(20,807)
Accrued expenses	11,280	--
Accounts payable and accrued liabilities	14,812	52,306
Refundable deposits	41,936	(41,095)
NET CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	(42,349)	(230,995)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
Certificates of deposit redeemed (purchased), net	113,000	(372,000)
Purchases of property and equipment	(1,640)	--
NET CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES	111,360	(372,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,011	(602,995)
Cash and cash equivalents at beginning of period	818,497	1,227,490
Cash and cash equivalents at ending of period	$ 887,508	$ 624,495

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month and six month periods ended June 30, 2013 and June 30, 2012.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2012 as filed with Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2013 and June 30, 2012, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	June 30, 2013	December 31, 2012
Parts	$ 237,935	$237,848
Work in progress	107,649	117,695
Finished goods	205,378	146,413
	$ 550,962	$ 501,956

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At June 30, 2013 the Company had 525,000 outstanding stock options that could have a dilutive effect on future periods.

NOTE 4 - STOCK OPTIONS

As of June 30, 2013, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 14, 2013, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 14, 2013 totaled 175,000 shares under option and have an exercise price of $0.31 per share.

The options granted on February 14, 2013 may be exercised any time during the period from February 14, 2013 through February 14, 2016.  The Company's Form 8-K filed February 14, 2013, is incorporated herein by reference.  All outstanding stock options must be exercised within 90 days after termination of employment.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2013 and 2012:

	2013	2012
Dividend yield	0.00%	2.70%
Expected volatility	73.25%	68%
Risk-free interest rate	0.38%	0.36%
Expected term (in years)	3	3
Estimated Fair Value per Option Granted	$0.148	$0.15

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2005 through 2012 was 6.6%.

A summary of option activity during the six months ended June 30, 2013, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2012	505,000	$0.42
Granted	175,000	0.31
Exercised	--	--
Expired	(155,000)	0.31
Outstanding at June 30, 2013	525,000	0.41

In February 2013, the Company issued 175,000 options with an estimated fair value per option of $0.148 resulting in a stock based compensation value of $25,967.  After the stock based compensation value is adjusted for the historical option forfeiture rate of 93.4%, a stock based compensation expense was charged against income for 2013 of $1,713 ($1,113 after tax) for the six-month period ended June 30, 2013.  During the same period of 2012, a stock based compensation expense was charged against income of $1,710 ($1,128 after tax).   No non-vested share-based compensation arrangements existed as of June 30, 2013.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the three-month and six-month periods ended June 30, 2013 and June 30, 2012, services in the amounts of $27,065 and $47,948,

$24,162 and $53,553, respectively, were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc.  The Company owed accounts payable amounts to Manufacturing Services, Inc. at June 30, 2013 and December 31, 2012 of $10 and $3,258, respectively.

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

During the quarter ended June 30, 2013, Domestic customers represented approximately 77% of total net revenues.  Foreign customers represented approximately 23% of total net revenues.  During the quarter ended June 30, 2013, sales to one customer, comprised 15% of the Company’s sales revenues.  No other sales to a single customer comprised more than 10% of sales revenues for the quarter.  Revenues from foreign countries during the second quarter of 2013 consist primarily of revenues from product sales to Mexico, and Hungary.

During the first six months of 2013, Domestic customers represented approximately 72% of total net revenues.  Foreign customers represented approximately 28% of total net revenues.  During the first half of June 30, 2013, sales to one customer comprised 14% of the Company’s sales revenues.  No other sales to a single customer comprised more than 10% of sales revenues for the first six months of 2013.  Revenues from foreign countries during the first half of 2012 consist primarily of revenues from product sales to Mexico and Hungary.

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

Summary financial information for the three reportable segments for the second quarter and first six months of 2013 and 2012 is as follows:

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
Segment Reporting
	Domestic	Foreign	Unallocated Corporate	Total

Three months ended June 30, 2013
Total sales	$ 381,792	$ 111,815	$ -	$ 493,607
Total other income	-	-	1,876	1,876
Income (loss) before tax	31,868	21,414	(64,951)	(11,669)
Depreciation/amortization	2,605	-	614	3,219
Identifiable assets	729,124	3,723	2,277,815	3,010,662
Net capital expenditures	-	-	1,640	1,640

Three months ended June 30, 2012
Total sales	$ 365,692	$ 51,239	$ -	$ 416,931
Total other income	1,743	-	-	1,743
Income (loss) before tax	2,569	(17,559)	(65,301)	(80,291)
Depreciation/amortization	3,469	-	356	3,825
Identifiable assets	694,902	13,473	2,248,935	2,957,310
Net capital expenditures	-	-	-	-

Six months ended June 30, 2013
Total sales	$ 649,625	$ 257,395	$ -	$ 907,020
Total other income	-	-	3,865	3,865
Income (loss) before tax	16,592	58,619	(151,253)	(76,042)
Depreciation/amortization	5,210	-	1,283	6,493
Identifiable assets	729,124	3,723	2,277,815	3,010,662
Net capital expenditures	-	-	1,640	1,640

Six Months ended June 30, 2012
Total sales	$ 699,581	$ 210,157	$ -	$ 909,738
Total other income	3,472	-	-	3,472
Income (loss) before tax	(8,341)	45,854	(153,728)	(116,215)
Depreciation/amortization	6,941	-	712	7,653
Identifiable assets	694,902	13,473	2,248,935	2,957,310
Net capital expenditures	-	-	-	-

NOTE 7 - CASH DIVIDENDS

The Company did not declare or issue any cash dividends during 2012 or 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ended June 30, 2013.  The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services increased to $493,607 for the second quarter of 2013, compared to $416,931 for the second quarter of 2012.  Gross revenues increased to $495,483 for the quarter ended June 30, 2013, from $418,674 for the same quarter of 2012.  Year to date sales decreased to $907,020 as of June 30, 2013 as compared to $909,738 as of June 30, 2012. Year to date gross revenues decreased to $910,885 as of June 30, 2013 compared to $913,210 as of June 30, 2012.  Management believes the increase in quarterly and decrease year to date sales revenues is due to decreased engineering services related to federally mandated “narrow banding” in 2012. Increases in sales revenues were offset by lower than anticipated engineering services revenue.  Management continues to believe that the fragile worldwide economic recovery makes sales revenues during 2013 difficult to predict and prone to potential fluctuation.

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

A percentage breakdown of EST's Domestic and Export Sales, for the second quarter of 2013 and 2012 are as follows:

	For the second quarter of
	2013	2012
Domestic Sales	77%	88%
Export Sales	23%	12%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended June 30, 2013, the Company’s domestic operations represented 77% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues increased to $381,792 for the quarter ended June 30, 2013, compared to $365,692 for the quarter ended June 30, 2012.  Management believes the increase in sales revenues is due to increased domestic sales for water/waste water and mining industrial automation projects during the first six months of 2013.  Management continues to believe that the fragile economic recovery makes sales revenues during 2013 difficult to predict and prone to potential fluctuation.  During the quarter ended June 30, 2013, one customer, comprised 15% of the Company’s sales revenues.  No other sales to a single customer comprised more than 10% of sales revenues for the quarter.

Domestic segment operating income was $31,868 for the quarter ended June 30, 2013 as compared with a segment operating income of $2,569 for the same quarter of 2012, due to increased sales revenues for the segment during the second quarter of 2013.

For the six-month period ended June 30, 2013, the Company’s domestic operations represented 72% of the Company’s total sales revenues.  Year to date domestic sales revenues decreased to $649,625 as of June 30, 2013 compared to $699,581 for the same period of 2012. Management believes the decrease in year to date sales revenues is due to decreased engineering services during the first half of 2013.

Year to date domestic segment operating profit was $16,592 for the period ended June 30, 2013 as compared with a segment operating loss of $8,341 for the same period of 2012, due to decreased expenses for the segment during the first six months of 2013.

Foreign Revenues

The Company’s foreign operating segment represented 23% of the Company’s total net revenues for the quarter ended June 30, 2013.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended June 30, 2013, the Company had $111,815 in foreign export sales, amounting to 23% of total net revenues of the Company for the quarter, compared with foreign export sales of $51,239 for the same quarter of 2012.  Management believes the increase in foreign sales revenues is due to higher than anticipated foreign sales revenues from projects in Mexico and Hungary.  Revenues from foreign countries during the second quarter of 2013 consist primarily of revenues from product sales to Hungary and Mexico.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 2013.  Products purchased by foreign customers were used primarily in industrial automation applications.  We believe the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating profit for the foreign segment was $21,414 for the quarter ended June 30, 2013 as compared with a net operating loss of $17,559 for the same period of 2012, due to increased sales revenues for the segment during the second quarter of 2013.

For the six-month period ended June 30, 2013, the Company had $257,395 in foreign export sales, amounting to 28% of total sales revenues of the Company for the period, compared with foreign export sales of $210,157 for the same period of 2012. Management believes the increase in foreign sales revenues is due to higher than anticipated foreign sales revenues from projects in Mexico and Hungary during the first half of 2013.

Year to date foreign segment operating income was $58,619 for the period ended June 30, 2013 as compared with a segment operating income of $45,854 for the same period of 2012, due to decreased expenses for the segment during the first half of 2013.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses increased during the quarter ended June 30, 2013 to $64,951 as compared with $65,301 for the same quarter of 2012, and represented expense to total net revenues percentages of 14% and 16% for the first quarters of 2013 and 2012, respectively.

Year to date unallocated corporate expenses for the period ended June 30, 2013 were $151,253 as compared with $153,728 for the same period of 2012, due to decreased department related benefits, and represented expense to total net revenues percentages of 17% and 17% for the first six months of 2013 and 2012, respectively.

BACKLOG:

The Corporation had a sales order backlog of approximately $46,570 as of June 30, 2013.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarter of 2013 and 2012 was 42% and 46%, respectively. The cost of sales decrease for the second quarter of 2013 is the result of the product mix for items sold during the quarter having favorable profit margin when compared with the same period of 2012.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2013 decreased $8,254 from the second quarter of 2012.  The following is an outline of operating expenses:

For the quarter ended:	June 30, 2013	June 30, 2012	Increase (Decrease)
General and Administrative	$ 66,826	$ 65,301	$ 1,525
Research/Development	68,670	67,278	1,392
Marketing	123,040	130,559	(7,519)
Customer Service	27,584	31,214	(3,630)
Total Operating Expenses	$ 286,120	$ 294,352	$ (8,232)

GENERAL AND ADMINISTRATIVE:

During the second quarter of 2013, General and Administrative expenses increased $1,525 to $66,826 from the same quarter of 2013.

RESEARCH AND DEVELOPMENT:

Research and Development expenses increased $1,392 to $68,670 during the second quarter of 2013, when compared with the same period in 2012 due to increased subcontracted engineering expertise.

MARKETING:

During the second quarter of 2013, marketing expenses decreased $7,519 to $123,040 from the same period in 2012, due to decreased wages and trade show expenses.

CUSTOMER SERVICE:

Customer service expenses during the second quarter of 2013 decreased $3,630 to $27,584 when compared with the same quarter of 2012 due to decreased department related wages during the period.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $1,876 in interest and dividend income during the quarter ended June 30, 2013.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $6,291 for the second quarter of 2013, compared to a net loss of $54,123 for the same quarter of 2012.  For the six-month period ended June 30, 2013, the Company recorded a net loss of $51,903 compared with a net loss of $78,516 for the same period of 2012.  The reduction in the Company’s net loss is the result of increased sales revenues and decreased operating expenses during the second quarter of 2013.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2013 was 25.8:1 compared to 64.0:1 at December 31, 2012.  For the quarter ending June 30, 2013, the Company had cash and cash equivalents of $887,508; compared to cash and cash equivalent holdings of $818,497 at December 31, 2012.  The Company had certificates of deposit investments in the amount of $1,254,000 as of June 30, 2013 as compared to $1,367,000 as of December 31, 2012.

Accounts receivable decreased to $175,763 as of June 30, 2013, from December 31, 2012 levels of $195,482, due to sales revenue timing differences between the second quarter of 2013 and year-end 2012.  Inventories increased to $550,962 as of June 30, 2013, from December 31, 2012 levels of $501,956, due primarily to inventory purchases for the upcoming production of the new ESTeem 210 product expected in the last half of 2013.  The Company's fixed assets, net of depreciation, decreased to $37,227 as of June 30, 2013, from December 31, 2012 levels of $42,272, due to depreciation expense of $6,685.

Since January 1, 2005, the Company has contracted with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The prepaid Netsuite Inc. services as of June 30, 2013 are reflected in “prepaid expenses” on the Company’s balance sheet in the amount of $35,232.

As of June 30, 2013, the Company’s accounts payable balance was $21,665 as compared with $7,517 at December 31, 2012, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities as of June 30, 2013 were $47,899, compared with $35,955 at December 31, 2012, and reflect items such as accrued vacation benefits and payroll tax liability.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2013 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2013.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013.  Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of June 30, 2013.

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

There have been no changes during the quarter ended June 30, 2013 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: August 8, 2013	/s/ T.L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President (Chief Executive Officer)

Date: August 8, 2013	/s/ Michael W. Eller
Name: Michael Eller
Title: Manager of Finance and Administration (Principal Accounting Officer)