Form 10-Q
period 2013-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2013-10-31
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 1, 2013, the number of the Company's shares of common stock par value $0.001 outstanding was 5,158,667.

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.  Financial Statements.

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

13

Item 4.  Controls and Procedures.

13

PART II - OTHER INFORMATION

14

Item 1A. Risk Factors

14

Item 5. Other Information

14

Item 6.  Exhibits

14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (as prepared by Management)
	September 30, 2013 (Unaudited)	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$ 548,372	$ 818,497
Short term certificate of deposit investments	1,505,000	1,367,000
Accounts receivable, net of allowance for uncollectables	209,754	195,482
Inventories	604,154	501,956
Accrued interest	2,729	1,703
Prepaid insurance	15,832	10,932
Prepaid expenses	37,842	28,207
Total current assets	2,923,683	2,923,777

Property & equipment, net of depreciation	33,817	42,272

Vendor deposits	1,675	1,675
Deferred income tax asset	39,800	26,000
Total assets	$ 2,998,975	$ 2,993,724

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 13,211	$ 7,517
Accrued liabilities	36,881	35,955
Refundable deposits	194	2,229
Total current liabilities	50,286	45,701
Deferred income tax liability	5,100	6,200
Total liabilities	55,386	51,901

Stockholders’ equity
Common stock, $0.001 par value 50,000,000 shares authorized 5,158,667 shares issued and outstanding	5,159	5,159
Additional paid-in capital	1,005,616	1,003,903
Retained earnings	1,932,814	1,932,761
Total stockholders’ equity	2,943,589	2,941,823
Total liabilities and stockholders’ equity	$ 2,998,975	$ 2,993,724

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (as prepared by Management) (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenue:
Sales	$ 533,573	$ 530,304	$ 1,394,209	$ 1,371,260
Site Support	40,934	20,901	87,318	89,684
Cost of sales	(255,174)	(233,796)	(665,919)	(654,155)
Gross Profit	319,333	317,409	815,608	806,789

Operating expenses:
General and administrative	55,517	66,419	210,635	220,147
Research and development	64,114	55,210	189,589	203,248
Marketing	114,188	110,049	353,091	353,792
Customer service	26,261	28,756	82,945	92,313
Total operating expense	260,080	260,434	836,260	869,500
Operating income (loss)	59,254	56,975	(20,652)	(62,711)

Other income:
Interest income	1,941	1,830	5,806	5,302
Total other income	1,941	1,830	5,806	5,302

Income (loss) before income tax	61,195	58,805	(14,846)	(57,409)
(Provision) benefit for income tax	(9,239)	(22,090)	14,900	15,609
Net income (loss)	$ 51,956	$ 36,715	$ 54	$ (41,800)

Basic and diluted earnings (loss) per share	$ 0.01	$ 0.01	$ 0.00	$ (0.01)

Weighted average shares used in computing
net income (loss) per share:
Basic and diluted	5,158,667	5,158,667	5,158,667	5,158,667

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (as prepared by Management) (Unaudited)
	Nine Months Ended September 30,
	2013	2012

Cash flows provided (used) in operating activities:
Net income (loss)	$ 54	$ (41,800)
Noncash items included in income:
Depreciation	10,096	11,401
Deferred income tax	(14,900)	(3,700)
Share based compensation	1,713	2,255

Change in:
Accounts receivable, net	(14,272)	(56,674)
Inventories	(102,198)	(50,214)
Prepaid insurance and expenses	(14,536)	(29,341)
Vendor deposits	--	(34,305)
Federal income taxes receivable	--	35,754
Accounts payable and accrued liabilities	6,620	45,668
Accrued interest	(1,027)	--
Refundable deposits	(2,035)	(1,209)
Net cash flows provided (used) in operating activities	(130,485)	(122,165)

Cash flows provided (used) in investing activities:
Certificates of deposit redeemed (purchased)	(138,000)	(374,000)
Additions to property and equipment	(1,640)	(2,879)
Net cash flows provided (used) in investing activities	(139,640)	(376,879)

Cash flows provided (used) in financing activities:
Cash distribution to shareholders	--	--
Net cash flows provided (used) in financing activities	--	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(270,125)	(499,044)
Cash and cash equivalents at beginning of period	818,497	1,227,490
Cash and cash equivalents at ending of period	$ 548,372	$ 728,446

(See "Notes to Financial Statements”)

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the “Company”), presented in this Form 10-Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2013 and September 30, 2012. All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been restated from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2012, as filed with Securities and Exchange Commission.

The results of operations for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30, 2013	December 31, 2012
Parts	$247,440	$237,848
Work in progress	118,087	117,695
Finished goods	238,627	146,413
Total Inventory	$604,154	$501,956

NOTE 3 – EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At September 30, 2013 the Company had 525,000 outstanding stock options that could have a dilutive effect on future periods.

NOTE 4 - STOCK OPTIONS

As of September 30, 2013, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 14, 2013, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 14, 2013 totaled 175,000 shares under option and have an exercise price of $0.31 per share.

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

(as prepared by Management)

(Unaudited)

NOTE 4 - STOCK OPTIONS, Continued:

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2013	2012
Dividend yield	0.00%	2.70%
Expected volatility	73.25%	68%
Risk-free interest rate	0.38%	0.36%
Expected term (in years)	3	3
Estimated Fair Value per Option Granted	$0.148	$0.145

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2012 through 2005 was 6.6%.

A summary of option activity during the nine months ended September 30, 2013, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2012	505,000	$0.42
Granted	175,000	0.31
Exercised	--	--
Canceled	(155,000)	0.31
Outstanding at September 30, 2013	525,000	$0.41

NOTE 5 - RELATED PARTY TRANSACTIONS

For the three and nine-month period ended September 30, 2013 and September 30, 2012 services in the amount of $28,685 and $82,527 and $18,330 and $71,883 respectively were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Board of Directors of Electronic Systems Technology Inc. The Company owed accounts payable amounts to Manufacturing Services, Inc. at September 30, 2013 and December 31, 2012 of $0 and $3,258, respectively.

NOTE 6 – SEGMENT REPORTING

Segment information is prepared on the same basis that the Company's management reviews financial information for operational decision making purposes.  The Company has two reportable operating segments, domestic and foreign, based on the geographic location of the customers.  Both segments sell radio modem products (requiring an FCC license or license free Ethernet products), related accessories for radio modem products for industrial automation projects, and mobile data computer products.  The foreign segment sells the Company's products and services outside the United States.

During the quarter ended September 30, 2013, Domestic customers represented approximately 83% of total sales. Foreign customers represented approximately 17% of total sales.  Sales to one customer accounted for more than 10% of the Company’s sales revenues for the quarter ended September 30, 2013.  No other sales to a single customer comprised 10% or more of the Company's sales revenues for the quarter ended September 30, 2013.  Revenues from foreign countries consisted primarily of revenues from Croatia and Hungary.

During the first nine months of 2013, Domestic customers represented approximately 76% of total net revenues.  Foreign

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(as prepared by Management)

(Unaudited)

customers represented approximately 24% of total net revenues.  One customer comprised more than 10% of sales revenues for the first nine months of 2013.  Revenues from foreign countries during the nine months of 2013 consist primarily of revenues from product sales to Croatia, Hungary, Mexico and India.

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

Summary financial information for the three reportable segments for the third quarter and the first nine months of 2013 and 2012 is as follows:

	Domestic	Foreign	Unallocated Corporate	Total
Three months ended September 30, 2013
Total sales	$479,644	$94,863	$ -	$574,507
Total other income	-	-	1,941	1,941
Net Income (loss) before tax	96,988	17,783	(53,576)	61,195
Depreciation	2,284	-	1,127	3,411
Identifiable assets	235,086	3,242	2,760,647	2,998,975
Net capital expenditures	-	-	-	-

Three months ended September 30, 2012
Total sales	$423,307	$127,898	$ -	$551,205
Total other income	1,830	-	-	1,830
Net Income (loss) before tax	73,744	51,481	(66,420)	58,805
Depreciation	3,471	-	364	3,385
Identifiable assets	696,461	48,315	2,281,898	3,026,674
Net capital expenditures	433	-	2,446	2,879

Nine months ended September 30, 2013
Total sales	$1,129,268	$352,259	$ -	$1,481,527
Total other income	-	-	5,806	5,806
Net Income (loss) before tax	113,137	76,402	(204,385)	(14,846)
Depreciation	6,851	-	3,245	10,096
Identifiable assets	235,086	3,242	2,760,647	2,998,975
Net capital expenditures	-	-	1,640	1,640

Nine months ended September 30, 2012
Total sales	$1,122,889	$338,055	$ -	$1,460,944
Total other income	5,302	-	-	5,302
Net Income (loss) before tax	65,403	97,335	(220,147)	(57,409)
Depreciation	10,412	-	989	11,401
Identifiable assets	696,461	48,315	2,281,898	3,026,674
Net capital expenditures	433	-	2,446	2,879

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the company’s unaudited financial statements and the integral notes thereto for the quarter ending September 30, 2013.  The following statements may be forward looking in nature and actual results may differ materially.

A.

RESULTS OF OPERATIONS

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem systems, accessories, and services increased to $574,507 for the third quarter of 2013 as compared to $551,205 in the third quarter of 2012.  As of September 30, 2013, year to date sales increased to $1,481,527 as compared to $1,460,944 as of September 30, 2012.  Management believes the increase in quarterly and year to date sales revenues is due to increased orders received for all domestic market segments including industrial automation. Management believes the fragile economic situation in the United States will continue to make sales revenues difficult to predict and prone to potential fluctuation.

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

A percentage breakdown of EST's Domestic and Export Sales, for the third quarter of 2013 and 2012 are as follows:

	For the third quarter of
	2013	2012
Domestic Sales	83%	77%
Export Sales	17%	23%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended September 30, 2013, the Company’s domestic operations represented 83% of the Company’s total net revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues increased to $479,944 for the quarter ended September 30, 2013, compared to $423,307 for the quarter ended September 30, 2012.

One domestic customer comprised more than 10% of the Company's sales revenues for the quarter ended September 30, 2013.

Domestic segment operating income was $96,988 for the quarter ended September 30, 2013 as compared with a segment operating income was $73,744 for the same quarter of 2012, due to increased sales revenues and improved cost of goods sold expenses for the segment during the third quarter of 2013.

For the nine-month period ended September 30, 2013, the Company’s domestic operations represented 76% of the Company’s total net revenues.  Year to date domestic sales revenues increased to $1,129,268 as of September 30, 2013, compared to $1,122,889 for the same period of 2012.  Management believes the increase in quarterly sales revenues is due to improved macro economic conditions for its domestic customer base Management believes the continued fragile economic recovery in the United States will continue to make sales revenues difficult to predict and prone to potential fluctuation.

The domestic segment recorded operating income of $113,137 for the nine month period ended September 30, 2013 as compared with a segment an operating income of $65,403 for the same period of 2012.  The increase in profitability is due to increased sales revenues and managed expenses for the segment during the first nine months of 2013.

Foreign Revenues

The Company’s foreign operating segment represented 17% of the Company’s total sales for the quarter ended September 30, 2013.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end use customers of the Company’s products located outside the United States.

During the quarter ended September 30, 2013, the Company had $94,863 in foreign export sales, amounting to 17% of total sales of the Company for the quarter, compared with foreign export sales of $127,898 for the same quarter of 2012.  Management believes the decrease in foreign sales revenues is due to reduced demand for industrial automation projects using the Company’s products in Latin America. Revenues from foreign countries consisted primarily of revenues from Croatia, and Hungary.  Products purchased by foreign customers were used primarily in industrial automation applications.  No one foreign customer accounted for 10% of the Company’s sales revenues for the quarter ended September 30, 2013.

Operating income for the foreign segment decreased to $17,783 for the quarter ended September 30, 2013 as compared with an operating income of $51,481 for the same period of 2012 due to decreased sales revenues for the segment.

For the nine-month period ended September 30, 2013, the Company had $352,259 in foreign export sales, amounting to 24% of total net revenues of the Company for the period, compared with foreign export sales of $338,055 for the same period of 2012.  We believe the year to date increase in foreign sales revenues is due to increased orders for industrial automation and communication backbone applications in the Croatia, Hungary, Mexico and India. Management believes the majority of foreign export sales are the result of the long-term relationships with Distributors in Croatia, Hungary and India.

Year to date foreign segment operating income decreased to $76,402 for the period ended September 30, 2013 as compared with a segment operating income of $97,335 for the same period of 2012, due to increased year to date manufacturing costs.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses decreased during the quarter ended September 30, 2013 to $55,517 as compared with $66,419 for the same quarter of 2012, and represented expense to total sales revenue percentages of 10% and 12% for the third quarters of 2013 and 2012, respectively.

Year to date unallocated corporate expenses increased for the period ended September 30, 2013 to $210,635 as compared with $220,147 for the same period of 2012 and represented expense to total sales revenue percentages of 14% and 15% for the first nine months of 2013 and 2012, respectively.

BACKLOG:

The Company had minimal backlog as of September 30, 2013.  Customers generally place orders on an “as needed basis”.  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages of gross sales for the third quarters of 2013 and 2012 were 42% and 42%, respectively.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2013 decreased $355 when compared with the third quarter of 2012.  The following is a delineation of operating expenses:

For the quarter ended:	September 30, 2013	September 30, 2012	Increase(Decrease)
General and Administrative	$ 55,517	$ 66,419	$ (10,902)
Research and Development	64,114	55,210	8,904
Marketing	114,187	110,049	4,138
Customer Service	26,261	28,756	(2,495)
Total Operating Expenses	$ 260,079	$ 260,434	$ (355)

GENERAL AND ADMINISTRATIVE:

During the third quarter of 2013 General and Administrative expenses decreased $10,902 when compared with the third quarter of 2012 due to decreased department wages, benefits and purchased services.

RESEARCH AND DEVELOPMENT:

During the third quarter of 2013, Research and Development expenses increased $8,904 when compared with the third quarter of 2012.  The increase is due to increased purchased services, relating to brining model 210M to market, when compared with the same period of 2012.

MARKETING:

Marketing expenses increased $4,138, during the third quarter of 2013 when compared with the third quarter of 2012 due to increased marketing related travel expenses.

CUSTOMER SERVICE:

Customer service expenses for the third quarter of 2013 decreased $2,495, when compared with the third quarter of 2012 due to a decreased amount of engineering and customer support services being billed directly to customers.

INTEREST AND INVESTMENT INCOME:

The Company earned $1,941 in investment and interest income for the quarter ended September 30, 2013. Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company recorded net income of $51,956 for the third quarter of 2013, compared to net income of $36,715 for the third quarter of 2012.  The increase in profitability is the result of increased sales revenues and decreased expenses during the third quarter of 2013 when compared with the third quarter of 2012.  Year to date, the Company has a net profit of $54 for the nine months ended September 30, 2013, compared with a net loss of $41,800 for the same period of 2012.  The increase in the Company’s year to date profitability is the result of increased sales revenues and decreased expenses during the first nine months of 2013 when compared with the same period of 2012.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2013 was 58.1:1 compared to 64.0:1 at December 31, 2012. At September 30, 2013, the Company had cash and cash equivalent holdings of $548,372 as compared to cash and cash equivalent holdings of $818,497 at December 31, 2012.  The Company had certificates of deposit investments in the amount of $1,505,000 as of September 30, 2013 as compared to $1,367,000 as of December 31, 2012, due to timing differences in certificate of deposit maturities and cash requirements of the Company. The value of the deferred income tax asset increased to $39,800 from $26,000 at December 31, 2012.

Accounts receivable increased to $209,754 as of September 30, 2013, from December 31, 2012 levels of $195,482, due to sales revenues and collections timing differences. Inventory increased to $604,154 at September 30, 2013, from December 31, 2012 levels of $501,956, due to increased product sales during the first nine months of 2013.  The Company's fixed assets, net of depreciation, decreased to $33,817 as of September 30, 2013, from December 31, 2012 levels of $42,272 due capital expenditures of $1,640 for research related test equipment and by depreciation of $10,096.  Prepaid expenses increased to $53,674 as of September 30, 2013 from December 31, 2012 amount of $39,139 due to recent renewal of annual insurance policies, Netsuite network services, and prepaid tradeshow and travel expenses. For the quarter ending September 30, 2013 the Company paid deposits to vendors providing long lead time, off-shore inventory in the amount of $1,675, which is included in vendor deposits on the Company’s balance sheets.

Since January 1, 2005, the Company has contracted with Netsuite Inc. to provide the Company’s customer relationship management and accounting software and related network infrastructure services.  The prepaid Netsuite Inc. services as of September 30, 2013 are reflected in “prepaid expenses” on the Company’s balance sheet in the amount of $26,424.

As of September 30, 2013, the Company’s trade accounts payable balance was $13,211 as compared with $7,517 at December 31, 2012, and reflects amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of September 30, 2013 were $37,075, compared with $35,955 at December 31, 2012, and reflect items such as accrued vacation benefits, quarterly payroll taxes, income taxes payable and excise tax liabilities.

It is Management’s opinion the Company’s cash, cash equivalent reserves, and working capital at September 30, 2013 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise in the short term.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Manager of Finance and Administration, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013.  Based on this evaluation, our Chief Executive Officer and Manager of Finance and Administration have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of September 30, 2013.

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

Changes in internal control over financial reporting:

There have been no changes during the quarter ended September 30, 2013 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 28, 2013.

Item 5. Other Information

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: October 30, 2013	/s/ T. L. Kirchner
Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

Date: October 30, 2013	/s/ Michael Eller
Name: Michael Eller
Title: Manager, Finance & Administration
(Principal Accounting Officer)