Form 10-K
period 2013-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2014-03-05
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $1,607,875 based on the reported last sale price of common stock on June 30, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of February 4, 2014:  5,158,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  Forms 8-K dated February 22, 2012 and February 14, 2013.

ELECTRONIC SYSTEMS TECHNOLOGY INC.

FORM 10-K

Table of Contents

FORWARD LOOKING STATEMENTS:

3

PART I

3

Item 1. Business.

3

Item 1A. Risk Factors.

7

Item 1B. Unresolved Staff Comments.

8

Item 2. Properties.

9

Item 3. Legal Proceedings.

9

Item 4. Mine Safety Disclosure.

9

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

13

Item 8. Financial Statements and Supplementary Data.

14

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

32

Item 9A. Controls and Procedures.

32

Item 9B. Other Information.

33

PART III

34

Item 10. Directors, Executive Officers and Corporate Governance.

34

Item 11. Executive Compensation.

36

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

 Matters.

38

Item 13. Certain Relationships and Related Transactions, and Director Independence.

41

Item 14. Principal Accounting Fees and Services.

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

PART I

Item 1. Business.

For over 30 years, Electronic Systems Technology, Inc. (“EST”, “We”, “Our”, “Us” or the “Company”) has specialized in the development and manufacturing of radio transceivers (wireless modems) for digital data applications (non voice) that operate in the United States Federal Communications Commission (FCC) licensed/unlicensed VHF/UHF spread spectrum and narrow band radio communication bands for devices with Serial and Ethernet protocol interfaces. The FCC establishes which bands in the spectrum may be utilized and who may use these regulated communication bands.

The global reliance of wireless communication in the modern world has now become a necessity as most industrial control systems are connected to the internet.  We use manufacturing, marketing, and research and development efforts to produce and market our line of ESTeem® Wireless Modem products and accessories.   Our product offerings provide innovative communication solutions for applications not served or underutilized by conventional communication systems.  Our products are offered in the process automation markets in commercial, industrial, and government arenas both domestically and internationally, as well as domestic markets for public safety communications infrastructures.  Our products are marketed through direct sales, sales representatives, and resellers.

We were incorporated in the State of Washington in February 1984, and was granted a United States Patent for the “Wireless Computer Modem” in May 1987, and Canadian patent in October 1988.  We established a "doing business as" or "DBA" structure, based on our registered trade name of ESTeem Wireless Modems in 2007.  We continue to provide product improvements and enhancements to incorporate continuing technological developments, in response to customer needs and market opportunities.  New opportunities may arise from changes in FCC regulations or technological developments, both of these are reviewed by Management to identify both marketability and profitability.

Development efforts during 2013 were focused primarily on our next generation ESTeem 210 and 195C/M Series radios to provide higher data through put allows Ethernet hardware interfacing that was not practical in the past on the narrow band licensed frequencies. Our new 195 Series narrow band licensed products will replace our legacy 192 Series narrow band radios that have been in service for over 18 years. The 195C/M which is downward compatible with our existing 192 Series Customer's sites will provide the customer cost savings with its new outdoor pole mounting feature and more competitive costing.

In an effort to maintain and expand its customer base, we have specifically focused primarily on the industrial control marketplace, we continue efforts to team with major programmable logic controller (PLC) hardware vendors.  During 2013, we celebrated our 22nd anniversary of its relationship with Rockwell Automation in their Encompass Program. Rockwell Automation is a major entity in the world wide automation and controls market place. We benefit from the Encompass program since it increases our exposure to markets on a cost effective basis.

PRODUCTS AND MARKETS

Our ESTeem wireless modem product lines provide wireless communication links between computers, peripherals, and instrumentation controls using radio frequency waves.  The widespread use of computer applications in business, industry and public service has created a dynamic environment of automation and networking, requiring constantly expanding amounts of data transfer.  Prior to the invention of the ESTeem modem, the majority of data transfers used telephone modems or direct cable connections, both of which have costly side effects of routing wiring over long or short distances.  Wired systems have potentially expensive monthly charges for the use of telephone lines, and direct cable connections that can have installation costs as much or more than the cost of the communication system.  In comparison to conventional wired installations "wireless modems" provide, fast, flexible and expandable networking solutions that are a cost effective alternative. ESTeem wireless modem products provide a wireless solution for data transfer by eliminating the need for conventional hardwiring and leased phone lines.

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

PRODUCT APPLICATIONS

Some of the major applications and industries in which our ESTeem products are being utilized are as follows:

Agriculture	Material Handling
Airport Lighting	Metals
Automotive Manufacturing	Power
Enterprise Networking	Public Safety
Entertainment	Oil/Gas
Factory Floor Networking	Solar Energy
Federal (military)	Water/Wastewater
Marine	Wind Power

PRODUCT LINES

Licensed Narrow Band Products

Our licensed, narrow band “packet burst” radio modems are typically used for industrial applications.  Typical indoor and outdoor fixed base and mobile applications include point to point as well as point to multi-point digital data networking.  The distance is dependent on the product chosen as shown in the table below.  Employing the internal digi-repeater feature in each radio modem can increase the line-of-sight (LOS) distances shown below for each product type.  The 195 Series products can be cabinet or direct outside pole mounted.

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface
210M	Narrow Band Licensed	150 to 174	2	To 64.8 Kbps	15	Ethernet/RS-232
195M	Narrow Band Licensed	150 to 174	.5 to 4	4.8 to 9.6 Kbps	15	Ethernet/RS-232/422/485
210C	Narrow Band Licensed	450 to 470	2	To 64.8 Kbps	15	Ethernet/RS-232
195C	Narrow Band Licensed	450 to 470	.5 to 4	4.8 to 9.6 Kbps	15	Ethernet/RS-232/422/485

Unlicensed Ethernet Spread Spectrum Products

Our Ethernet radios are high performance spread spectrum transceivers employing the industry standard, 10baseT, Ethernet and Serial connectivity for industrial applications operating in the unlicensed 900 MHz, 2.4 GHz and 5.8 GHz and frequency spectrums and 4.9 GHz licensed frequency spectrum with data transfer rates from 200Kbps to 54 Mbps depending on model type.  Typical installations include data rate critical, point to point, point to multi-point, “last-mile” bridge data networking and mobile applications for distances of approximately 5 to 7 miles line-of-sight without the use of the digi-repeater option.  The high data capability of these products allows them to also be used in video and Voice over Internet Protocol (VoIP) applications.

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

ADDITIONAL PRODUCTS AND SERVICES

We offer various accessories to support the ESTeem products.  Accessories including antennas, power supplies and cable assemblies, are purchased from other manufacturers and resold by EST to support the application of ESTeem modems.  We provide direct services to customers, such as repair and upgrade of ESTeem products.  To assist in the application of ESTeem wireless modems, we also offer professional services, site survey testing, system start-up, and custom engineering services.

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

Our products compete in an environment of rapidly changing technology.  This environment results in the necessity for us to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive.  Research and Development expenditures for new product development and improvements of existing products by the Company for 2013 and 2012 were $275,207 and $272,335, respectively.  None of our research and development expenses were paid directly by any of the our customers.  During 2013, we contracted and will continue to contract with companies to provide software development and hardware design engineering expertise when required.

Development efforts during 2013 were focused primarily on the ESTeem 210C/M and 195C/M Series products in the 450/470 and 150/174 MHz licensed narrow band SCADA frequencies. We plan to continue research and development expenditures for development and improvement projects, as they are deemed necessary.  The 195C/M Series was developed for our large customer base that is still utilizing the 192 Series product. We ceased production of the 192 Series product in 2013 due to the obsolescence of major components, however due to the reliability of the 192 Series, many customers are still utilizing this product. It is our belief that providing a cost effective solution to this customer base is an important part of making EST the vendor of choice for our current customers.

MARKETING, CUSTOMERS AND SUPPORT

The majority of our products sold during 2013 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of our products, with the remainder of  our sales distributed directly from our facility through direct sales to end-users of the ESTeem products.  Customers generally place orders on an "as needed basis".  Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.  As of December 31, 2013, we had a sales order backlog of $13,213.

During 2013, we continued advertising in trade publications specifically targeted at users of control, instrumentation, and automation systems, as well as domestic public safety entities.  Our advertising targeted potential users of Programmable Logic Controllers (PLCs).  There are approximately twenty major PLC manufacturers worldwide.  We maintain active attendance at tradeshows targeted toward the customers and markets in which it sells products. During 2013, we employed sales managers and product support personal to concentrate marketing efforts in both domestic and Latin American industrial automation markets.  During 2014, we intend to continue targeting domestic and foreign industrial automation markets.  We maintain an internet web site to provide access to product and technical information for both present and potential customers of our products.  Due to existing reseller relationships, we have not implemented an electronic commerce internet website.  We provide technical support and service for ESTeem products through phone support, field technicians and internet sources.  We believe high quality customer support is necessary and vital to its business.  To maintain a high level of customer support we have in the past, and will continue in the future, to make investments and expenditures in support of our customer service programs.

During the year ended December 31, 2013, one customer’s sales accounted for 20.1% of the total sales revenues.  No other sales to any single customer comprised 10% or more of our total sales revenues.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

COMPETITION

Our competition varies according to the market in which our products are competing.  All of the markets in which our products are sold are highly competitive.  Listed below are the major markets in which our products compete and major competitors in those markets:

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

Management believes the ESTeem products compete favorably in the market because of performance, price, and adaptability of the products to a wide range of applications.  Ours major limitation in competing with other manufacturers is its limited marketing budget, which currently limits our nationwide advertising and sales force presence.

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

EST was granted a United States patent in 1987 for a "Wireless Computer Modem".  In 1988, EST was granted a Canadian patent for a "Wireless Computer Modem".  Both patents had lives of 17 years and have expired.  Our rights to the ESTeem Wireless Modem trademark, in uninterrupted use by us since 1985, were renewed in 2005.  To protect us against unauthorized disclosure of  our proprietary information, all employees, dealers, distributors, original equipment manufacturers, sales representatives and other persons having access to confidential information regarding our products or technology are bound by non-disclosure agreements.

On September 15, 2009, Wi-LAN, Inc, an Ontario, Canada Company (TSX: WIN)(“Wi-LAN”) notified us of alleged patent infringement.  On November 17, 2009, we entered into a Licensing Agreement with Wi-LAN. Subject to confidentiality provisions, the agreement requires us to pay royalties and in return we are granted certain licensing rights and liability releases.  The allegations by Wi-LAN relate to amendments to Institute of Electrical and Electronics Engineers (IEEE) standard 802.11 wireless architecture, adopted in 1997. Approximately half of our current products are subject to the alleged patent infringements from Wi-LAN.  The cost of the licensing agreement to us is considered by Management to be insignificant.

GOVERNMENT REGULATION

For operation in the United States, the ESTeem Radio Modems require Federal Communications Commission (FCC) type acceptance. The FCC type acceptance is granted for devices, which demonstrate operation within mandated and tested performance criteria.  All of our products requiring FCC type acceptance have been granted such acceptance.  All of our current ESTeem production models have also been granted type acceptance in Canada.

The ESTeem radio modem products that operate in the FCC licensed frequency band require licensing under Part 90 of the FCC Rules and Regulations, which must be applied for by the end user of the our products.  We cannot guarantee customers will receive FCC licenses in the frequency spectrum for any particular application.  We provide information to customers to assist in the application for FCC consumer licenses.  The ESTeem 195Ea, 195Eg, 195Es and 195Ed products operate in the nonlicensed, 900 MHz, 2.4GHz, and 5.8 GHz spread spectrum frequency bands, respectively, which do not require licenses for users of those products.

At the time of this filing we are unaware of any existing or proposed FCC regulation that would have a materially adverse effect on the our operations, but there can be no assurance that future FCC regulations will not have materially adverse effects on our operations.

SOURCE OF SUPPLY AND MANUFACTURING

We purchase certain components necessary for the production of the ESTeem products from sole suppliers.  Components including those manufactured by Hitachi, Motorola Corporation, Doodle Laboratories, Mitsubishi, Murata Corporation, Rakon, Toko America Inc. and Triquint, as purchased through a number of distributors, supply key components for our products.  The components provided by these and other companies could be replaced or substituted by other products, if it became necessary to do so.  If this action occurred, a material interruption of production and material cost expenditures could take place during the process of locating and qualifying replacement components.

Approximately 20% of our inventory at December 31, 2013 consisted of parts having lead times ranging from 12 to 30 weeks.  Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of our inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, we do not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by us which are also used in cellular phones, personal technology devices and other technology devices, have the potential of creating negative availability and delivery issues for components used by us. We have been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.

We contract with Manufacturing Services, Inc., in Kennewick, Washington, for assembly and some engineering assistance services for our products.  Materials are provided by us.  By contracting with Manufacturing Services, Inc., we are able to avoid staff fluctuations associated with operating its own manufacturing operation.  The President of Manufacturing Services, Michael Brown, as well as the former President of Manufacturing Services, Melvin H. Brown, are two of our Directors.  Management believes the costs for services provided by Manufacturing Services, Inc., are comparable with other manufacturing service companies in our geographical region.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

Access to Company Information

We make available, free of charge, through its website, its Annual Reports on Form 10-K, proxy statements for its annual meetings of stockholders, its Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, as soon as is reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Electronically filed reports may be accessed at www.sec.gov or via our website at www.esteem.com.  However, the information found on our website, or on other websites linked to our website, is not a part of this or any other report filed by us with the SEC.  Interested parties also may read and copy any material filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1(800) SEC-0330.

EMPLOYEES

As of December 31, 2013, we employed a staff of 13 persons on a full time basis, 3 in sales/marketing, 3 in technical support, 6 in engineering/manufacturing, and 1 in finance and administration, as well as one part time employee in engineering/manufacturing. There were no significant changes to key personnel in 2013.  Our operations are dependent upon key members of its engineering and management personnel.  In the event services of these key individuals were lost to us, adverse effects on our operations may be realized.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2013.  We determined that there continues to be material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2013.  We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration.  The same employee is responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses have been evaluated, but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

EST does not own any real property, plants, mines, or any other materially important physical properties.  Our administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg B1, Kennewick, Washington.  Our leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington.  As of December 31, 2013, the total monthly lease cost, including tax, is $5,153.  The lease covers a period of three years, expiring September 2014.

We also owns miscellaneous assets, such as computer equipment, laboratory equipment, and furnishings.  We do not have any real estate holdings or investments in real estate.  We maintain insurance in such amounts and covering such losses, contingencies and occurrences that we deem adequate to protect our property.  Insurance coverage includes a comprehensive liability policy covering legal liability for bodily injury or death of persons, and for property owned by, or under our control, as well as damage to the property of others.  We maintain key man life insurance protecting us in the event of the death of our President.  We also maintain fidelity insurance which provides coverage to us in the event of employee dishonesty.

Item 3. Legal Proceedings.

No proceedings are identified which involve a claim for damages, exclusive of interest and costs that exceed 10% of our current assets.

Item 4. Mine Safety Disclosure.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established market for trading our common stock.  The common stock is not regularly quoted in the automated quotation system of a registered securities system or association.  Our common stock is traded on the “over-the-counter” market and is listed on OTCQB tier of the OTC Markets bulletin board under the symbol of "ELST".  The following table sets forth the high and low sale prices of  our common stock for the quarterly period indicated for the last two (2) fiscal years.

	Price (1)
	High	Low
2013
First Quarter	$0.37	$0.25
Second Quarter	0.40	0.28
Third Quarter	0.41	0.34
Fourth Quarter	0.50	0.31

2012
First Quarter	$0.40	$0.32
Second Quarter	0.43	0.15
Third Quarter	0.35	0.25
Fourth Quarter	0.30	0.21

The above data was compiled from information obtained from the OTC Bulletin Board quotation service.

(1)

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTCQB was $0.37 on February 4, 2014.

The number of holders of record of our common stock as of February 4, 2014 was 369 persons/entities with an unknown number of additional shareholders who hold shares through brokerage firms.

Our independent stock transfer agent is Computershare Investor Services located at 350 Indiana Street, Suite 800, Golden CO 80401.

We do not maintain any form of Equity Compensation Plan.1

Item 6. Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and as such, is not providing the information contained in this item pursuant to Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis is provided as supplement to, and is intended to be read in conjunction with our audited financial statements and the accompanying integral notes (“Notes”) thereto.  The following statements may be forward-looking in nature and actual results may differ materially.

RESULTS OF OPERATIONS

GENERAL:  We specialize in the manufacturing and development of wireless modem products.  We offer product lines which provide innovative communication solutions for applications not served by existing conventional communication systems.  We offer product lines in markets for process automation in commercial, industrial and government arenas domestically as well as internationally, and domestically to public safety entities for mobile data computer terminal (MDC) applications.  We market our products through direct sales, sales representatives, and domestic, as well as foreign, resellers. Our operations are sustained solely from revenues received through sales of its products and services.

FISCAL YEAR 2013 vs. FISCAL YEAR 2012

GROSS REVENUES: Total revenues, including interest income, for the fiscal year 2013 were $2,198,416 reflecting an increase of 4% from $2,121,236 in gross revenues for fiscal year 2012.  During the year ended December 31, 2013, one customer’s sales accounted for 20.1% of the total sales revenues.  No other sales to any single customer comprised 10% or more of total sales revenues. The increase in total revenues is the result of increased domestic product sales during 2013.  Product sales increased to $2,190,258 in 2013, as compared to 2012 sales of $2,113,816, reflecting an increase of 4%.  Management believes the increase in sales revenues is the result of increased product sales for our domestic sales segments, specifically industrial automation.  Management believes the decreased foreign product sales revenues during 2013 are the result of the fragile global economic conditions significantly impacting capital expenditures for projects involving our products having been delayed or cancelled.  We intend to continue targeting the domestic and foreign industrial control markets.  Management remains committed to pursuing existing marketing strategies, however cannot guarantee sustained sales revenues during 2014 in the continued fragile economic conditions that exist globally.

Interest revenues during 2013 increased to $8,159 from 2012 level of $7,420 due to increased rates of return received on our investments.

OPERATING SEGMENTS

Segment information is prepared on the same basis that our Management reviews financial information for operational decision-making purposes.  Our operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 11 – Segment Reporting”.

Domestic Revenues

Our domestic operations represent 81% of our total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of our products.  Domestic revenues increased to $1,767,522 for the year ended 2013, compared to $1,648,899 for the year ended 2012, reflecting an increase of 7%.  Management believes the increase in domestic segment product sales revenues during 2013 is the result of increased product sales for our domestic sales segments, specifically in industrial automation.  Management believes the increased domestic product sales revenues during 2013 are the result of the improving economic conditions in the United States.

1 On June 7, 1996, our stockholders approved a 1996 Stock Option Plan with a proposed allocation of 1,000,000 shares of common stock to such Plan. No shares were ever allocated to such Plan, no securities were ever issued by such Plan, nor did such Plan ever become operational.

The majority of our domestic product sales for 2013 were used in industrial automation applications. An example of an industrial automation application is a municipal water treatment operation, which employs the ESTeem modem to transmit industrial control information to and from control room areas via a wireless communications infrastructure.  It is the opinion of Management that industrial automation applications will continue to provide the largest portion of our revenues in the foreseeable future.

Domestic segment operating profit was $282,276 for 2013 as compared with a segment operating profit of $202,853 for 2012 due to increased sales revenues and expense management during 2013.

Foreign Revenues

Our foreign operating segment represents 19% of our total sales revenues.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of our products located outside the United States.

During 2013, we had $422,736 in foreign export sales, amounting to 19% of sales revenues for the year, compared with foreign export sales of $464,917 for 2012, reflecting a decrease of 9%.  Management believes the decrease in foreign segment product sales revenues during 2013 is the result of the fragile global economic conditions.  Products purchased by foreign customers were used primarily in industrial automation applications.   Management believes the majority of foreign export sales are the results of our Latin American sales staff, EST foreign reseller activity, and our internet website presence.

Operating income for the foreign segment decreased to $92,441 for 2013 as compared with $124,402 for 2012 due to decreased segment operating sales revenues during 2013 when compared with 2012.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to our domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses decreased to $274,679 during 2013, compared with $278,249 for 2012, and represented expense to total net revenue percentage of 13% and 13% for 2013 and 2012, respectively.

As of December 31, 2013, we had sales backlog of $13,213.  Our customers generally place orders on an "as needed basis".  Shipment of our products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:  Cost of Sales, as a percentage of net sales, was 42% and 44% respectively, for 2013 and 2012.  Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  Our year-end inventory values for 2013 and 2012 were as follows:

	2013	2012
Parts	$217,567	$237,848
Work in progress	83,620	117,695
Finished goods	324,505	146,413
TOTAL	$625,692	$501,956

Our objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements.

OPERATING EXPENSES: Operating expenses decreased to $1,118,421 in 2013, from 2012 levels of $1,149,226 primarily due to decreased Professional services and travel during 2013.  Material changes in expenses are comprised of the following components: Professional services and travel by $19,561 and $27,423 respectively.   Depreciation expense decreased during 2013 to $13,540 from 2012 levels of $15,484 due to our decreased depreciable assets and decreased capital purchases.  Professional services decreased to $144,528 from 2012 levels of $164,089 due to decreased spending on subcontracted engineering expertise 2013.  Advertising expenses increased to $17,055 for 2013, compared to $16,116 for 2012, Materials and Supplies expense decreased during 2013 to $18,898 from 2012 levels of $25,121 due to decreased research and development related projects during 2013.

FISCAL YEAR 2012 vs. FISCAL YEAR 2011

GROSS REVENUES: Total revenues for the fiscal year 2012 were $2,121,235 reflecting an increase of 17% from $1,805,571 in our gross revenues for fiscal year 2011.  During the year ended December 31, 2012, one customer’s sales accounted for 13.4% of the total sales revenues.  No other sales to any single customer comprised 10% or more of our total sales revenues. The increase in total revenues is the result of increased domestic product sales during 2012.  Product sales increased to $2,113,816 in 2012, as compared to 2011 sales of $1,791,741, reflecting an increase of 18%.  Management believes the increase in sales revenues is the result of increased product sales of our domestic sales segments, specifically industrial automation.  Management believes the decreased foreign product sales revenues during 2012 are the result of the fragile global economic conditions significantly impacting capital expenditures for projects involving our products having been delayed or cancelled.  We intend to continue targeting the domestic and foreign industrial control markets.  Management remains committed to pursuing existing marketing strategies, however cannot guarantee sustained sales revenues during 2013 in the continued fragile economic conditions that exist globally.

Interest revenues during 2012 decreased to $7,420 from 2011 level of $9,964 due to decreased rates of return received on our investments.

OPERATING SEGMENTS

Segment information is prepared on the same basis that our Management reviews financial information for operational decision-making purposes.  Our operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 11 – Segment Reporting”.

Domestic Revenues

Our domestic operations represent 78% of our total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of our products.  Domestic revenues increased to $1,648,899 for the year ended 2012, compared to $1,106,182 for the year ended 2011, reflecting an increase of 49%.  Management believes the increase in domestic segment product sales revenues during 2012 is the result of increased product sales of our domestic sales segments, specifically in industrial automation.  Management believes the increased domestic product sales revenues during 2012 are the result of the improving economic conditions in the United States.

The majority of our domestic product sales for 2012 were used in industrial automation applications. An example of an industrial automation application is a municipal water treatment operation, which employs the ESTeem modem to transmit industrial control information to and from control room areas via a wireless communications infrastructure.  It is the opinion of Management that industrial automation applications will continue to provide the largest portion of our revenues in the foreseeable future.

Domestic segment operating profit was $202,853 for 2012 as compared with a segment operating loss of $177,422 for 2011 due to increased sales revenues and expense management during 2012.

Foreign Revenues

Our foreign operating segment represents 22% of the Company’s total sales revenues.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to our end customers located outside the United States.

During 2012, we had $464,917 in foreign export sales, amounting to 22% of sales revenues for the year, compared with foreign export sales of $686,040 for 2011, reflecting a decrease of 32%.  Management believes the decrease in foreign segment product sales revenues during 2012 is the result of the fragile global economic conditions.  Products purchased by foreign customers were used primarily in industrial automation applications.   Management believes the majority of foreign export sales are the results of our Latin American sales staff, EST foreign reseller activity, and our internet website presence.

Operating income for the foreign segment decreased to $124,402 for 2012 as compared with $269,458 for 2011 due to decreased segment operating sales revenues during 2012 when compared with 2011.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to our domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses decreased to $278,249 during 2012, compared with $279,489 for 2011, and represented expense to total net revenue percentage of 13% and 15% for 2012 and 2011, respectively.

As of December 31, 2012, we had sales backlog of $105,533.  Our customers generally place orders on an "as needed basis".  Shipment of our products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

LIQUIDITY AND CAPITAL RESOURCES

Our revenues and expenses resulted in a net profit of $116,197 for 2013, increased from a net profit of $24,122 for 2012.  The increase in profitability is the result of increased sales revenues, decreased operating expenses and an income tax benefit from R&D tax credits when compared with 2012.  At December 31, 2013, our working capital was $2,983,778 compared with $2,878,076 at December 31, 2012. Our operations rely solely on the income generated from sales.  Our major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production.  Extended availability for components critical for production of our products, ranging from 12 to 30 weeks, requires us to maintain high inventory levels.  It is Management’s opinion that our working capital as of December 31, 2013 is adequate for expected resource requirements for the next twelve months.

Our current asset to current liability ratio at December 31, 2013 was 47.7:1 compared to 64:0:1 at December 31, 2012.  The decrease in current asset ratio is the result of our having increased Federal Income Taxes payable and Bonuses Payable for year-end 2013 when compared with year-end 2012.  Our cash resources at December 31, 2013, including cash and cash equivalent liquid assets, were $896,580, compared to cash resources of $818,497 at year-end 2012.  The increase in cash and cash equivalent liquid assets is the result of timing differences in certificate of deposit maturities and receivable collection cycles when compared with year-end 2012.  Our cash and cash equivalent assets are held in checking and money market investment accounts.

Our accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2013, were $72,783, compared to $195,482 at year-end 2012.  Management believes that all of our accounts receivable as of December 31, 2013 are collectible and has reduced the reserve for uncollectable account to $0.

We believe the level of risk associated with customer receipts on export sales is minimal.  Foreign shipments are made only after payment has been received or on Net 30 day credit terms to established foreign companies with which we have distributor relationships.  Foreign orders are generally filled as soon as they are received therefore; foreign exchange rate fluctuations do not impact us.

Inventory levels as of December 31, 2013, were $625,692, reflecting an increase from December 31, 2012 levels of $501,956. The increase in inventory between December 31, 2012 and December 31, 2013, is due to the addition of four new products during 2013 and increased levels of inventory with order lead times of greater than twelve weeks.

We had capital expenditures of $2,639 during 2013 primarily for R&D related instrumentation.  We intend on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.  As of December 31, 2013, our current liabilities increased to $63,911, from 2012 year-end levels of $45,701.  The increase in current liabilities is primarily the result of our increased wages and bonuses payable of $15,149 at year-end 2013 compared with $3,754 for year-end 2012.

We had no off balance sheet arrangements for the year ended December 31, 2013.

Inflation had minimal adverse effect on our operations during 2013.  Minimal adverse effect is anticipated during 2014.

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

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	19

Financial Statements:

Balance Sheets	20

Statements of Income	21

Statements of Changes in Stockholders’ Equity	22

Statements of Cash Flows	23

Notes to Financial Statements	24-32

Supplemental Schedule of Operating Expenses	33-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Electronic Systems Technology, Inc.

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc. (“the Company”) as of December 31, 2013 and 2012, and the related statements of income, change in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Systems Technology, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental schedule of operating expenses is presented for purposes of additional analyses and is not a required part of the basic financial statements. The supplemental schedule presented has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

DeCoria, Maichel & Teague, PS

Spokane, Washington

February 19, 2014

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS BALANCE SHEETS DECEMBER 31, 2013 AND 2012
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$ 133,129	$ 117,429
Money market investment	763,451	701,068
Certificates of deposit	1,414,000	1,367,000
Accounts receivable	72,783	195,482
Inventories	625,692	501,956
Prepaid insurance	11,389	10,932
Other prepaid expenses	24,298	28,207
Accrued interest receivable	2,947	1,703

Total Current Assets	3,047,689	2,923,777

PROPERTY AND EQUIPMENT – NET	31,372	42,272

DEPOSITS	13,083	1,675

DEFERRED INCOME TAX ASSET	36,600	26,000
TOTAL ASSETS	$ 3,128,744	$ 2,993,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 8,669	$ 7,517
Refundable deposits	4,910	2,229
Accrued wages and bonus	15,149	3,754
Accrued vacation pay	24,249	24,045
Other accrued liabilities	7,234	8,156
Federal income tax payable	3,700	-

Total Current Liabilities	63,911	45,701

DEFERRED INCOME TAX LIABILITY	5,100	6,200
TOTAL LIABILITIES	69,011	51,901

COMMITMENTS AND CONTINGENCIES (NOTES 8 & 10)

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000
shares authorized, 5,158,667 shares issued and
outstanding at December 31, 2013 and 2012, respectively	5,159	5,159
Additional paid-in capital	1,005,616	1,003,903
Retained earnings	2,048,958	1,932,761

	3,059,733	2,941,823
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,128,744	$ 2,993,724

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
	2013	2012

SALES – NET	$ 2,190,258	$ 2,113,816

COST OF SALES	971,798	921,488

GROSS PROFIT	1,218,460	1,192,328

OPERATING EXPENSES	1,118,421	1,149,226

OPERATING INCOME	100,038	43,102

OTHER INCOME
Interest income	8,158	7,420

	8,158	7,420

INCOME BEFORE INCOME TAXES	108,197	50,522

PROVISION (BENEFIT) FOR FEDERAL INCOME TAXES	(8,000)	26,400

NET INCOME	$ 116,197	$ 24,122

BASIC EARNINGS PER SHARE	$ 0.02	$ 0.00
DILUTED EARNINGS PER SHARE	$ 0.02	$ 0.00

OUTSTANDING BASIC WEIGHTED AVERAGE SHARES	5,158,667	5,158,667
OUTSTANDING DILUTED WEIGHTED AVERAGE SHARES	5,180,227	5,158,667

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE AT JANUARY 1, 2012	5,158,667	$ 5,159	$ 1,001,648	$ 1,908,639	$ 2,915,446

Net income	-	-	-	24,122	24,122

SHARE-BASED COMPENSATION	-	-	2,255	-	2,255

BALANCE AT DECEMBER 31, 2012	5,158,667	5,159	1,003,903	1,932,761	2,941,823

Net income	-	-	-	116,197	116,197

SHARE-BASED COMPENSATION	-	-	1,713	-	1,713

BALANCE AT DECEMBER 31, 2013	5,158,667	$ 5,159	$ 1,005,616	$ 2,048,958	$ 3,059,733

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 116,197	$ 24,122
Noncash expenses included in income :
Depreciation	13,540	15,484
Allowance for doubtful accounts	-	(787)
Deferred income taxes	(11,700)	26,400
Share-based compensation	1,713	2,255
Decrease (increase) in current assets:
Accounts receivable	122,699	(90,529)
Inventories	(123,736)	(30,642)
Prepaids	3,454	(11,028)
Accrued interest receivable	(1,246)	(119)
Federal income tax refund receivable	-	47,663
Increase (decrease) in current liabilities:
Accounts payable	2,393	(8,587)
Accrued wages, bonus and vacation	9,435	1,247
Refundable deposits	2,681	(47,074)
Federal income tax payable	3,700	-
Net Cash From Operating Activities	139,130	(71,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(11,408)	-
Purchase of certificates of deposit	(1,522,000)	(2,107,000)
Proceeds from maturities of certificates of deposit	1,475,000	1,773,000
Additions to property and equipment	(2,639)	(3,398)
Net Cash From Investing Activities	(61,047)	(337,398)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78,083	(408,993)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	818,497	1,227,490

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 896,580	$ 818,497

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$ -	$ -
Cash and cash equivalents:
Cash	$ 133,129	$ 117,429
Money market investments	763,451	701,068
	$ 896,580	$ 818,497

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

Financial Instruments

The Company’s financial instruments are cash, money market investments, and certificates of deposit.  The recorded values of cash, cash equivalents and certificates of deposit approximate their fair values based on their short-term nature.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash and money market investments purchased with original maturities of three months or less.

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for estimated uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts as of December 31, 2013 and 2012, the Company’s estimate of doubtful accounts was zero.  The Company’s policy for writing off past due accounts receivable is based on the amount, time past due, and response received from the subject customer.

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

Certificates of Deposit

Certificates of deposit with original maturities ranging from three months to twelve months were $1,414,000 and $1,367,000, at December 31, 2013 and 2012 respectively.

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

Income Taxes

The provision (benefit) for income taxes is computed on the pretax income based on the current tax law.  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Research and Development

Research and development costs are expensed as incurred.  Research and development expenditures for new product development and improvements of existing products by the Company for 2013 and 2012 were $275,207 and $272,440, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred.  Advertising costs for the years ended December 31, 2013 and 2012 were $17,055 and $16,116, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies - (Continued)

Earnings per share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents.

Potentially dilutive common stock equivalents consist of 525,000 and 505,000 stock options outstanding as of December 31, 2013 and 2012, respectively. As of December 31, 2013, 175,000 of the outstanding stock options had a dilutive effect on the calculation of the diluted weighted average number of shares outstanding. The diluted weighted average number of shares outstanding did not have a material effect on EPS at December 31, 2013.

As of December 31, 2012, the potentially dilutive stock options were not included in the calculation of the diluted weighted average number of shares outstanding or diluted EPS as their effect would have been anti-dilutive.

Share-Based Compensation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the service period.  See Note 7 for additional information.  In addition to the recognition of expense in the financial statements, under FASB ASC 718, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than an adjustment of operating activity as presented in prior years.

Fair Value Measurements

ASC 820 "Fair Value Measurements and Disclosures" ("ASC 820") requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

At December 31, 2013 and 2012, the Company’s certificates of deposit were valued as follows:

	2013	2012	Fair value measurement level
Certificates of deposit	1,414,000	1,367,000	Level 1

2.

Inventories

Inventories consist of the following:

	2013	2012
Parts	$ 217,567	$ 237,848
Work in progress	83,620	117,695
Finished goods	324,505	146,413
	$ 625,692	$ 501,956

3.

Property and Equipment

Property and equipment consist of the following:

	2013	2012
Laboratory equipment	$ 596,681	$ 594,042
Furniture and fixtures	16,745	16,745
Dies and molds	105,353	105,353
	718,779	716,140
Accumulated depreciation	(687,407)	(673,868)
	$ 31,372	$ 42,272

4.

Income Taxes

The Company uses the liability method in accounting for income taxes.

The provision (benefit) for federal income taxes consisted of:

	2013	2012
Current	$ 3,700	$ -
Deferred	(11,700)	26,400
Provision (benefit) for federal income taxes	$ (8,000)	$ 26,400

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

4.

Income Taxes - (Continued)

The components of deferred tax assets and liabilities at December 31 were as follows:

	2013	2012
Deferred tax assets:
Accrued liabilities	$ 9,337	$ 8,416
Inventories	26,644	19,121
Other	619	(1,537)
Total	$ 36,600	$ 26,000

Deferred tax liabilities:
Depreciable property	$ 5,100	$ 6,200
Total	$ 5,100	$ 6,200

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate of 35% were as follows:

	2013	2012

Amount computed using the statutory rate	$ 37,869	$ 17,683
Non-deductible permanent differences	2,458	2,787
Income tax credits	(35,843)	(8,026)
Effect of graduated rates	(12,484)	(12,444)
Change in deferred tax assets	-	26,400
Provision (benefit) for federal income taxes	$ (8,000)	$ 26,400

The Company files federal income tax returns in the United States only.  The Company is no longer subject to federal income tax examination by tax authorities for years before 2010.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties.

5.

Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit Sharing Plan and Salary Deferral 401-K Plan and Trust.  All employees over the age of twenty-one are eligible.  On January 1, 2006, the Company adopted a four percent salary matching provision.  The Company contributed $27,072 and $26,495 to the plan for the years ended December 31, 2013 and 2012 respectively.

6.

Employee Profit Sharing Bonus Program

The Company makes discretionary contributions to the Employees Profit Sharing Bonus Program (a non-qualified plan) based upon ten percent of the first $100,000 of pre-tax net income plus eight percent of pre-tax net income in excess of $100,000.  The Company accrued $11,582 for the year ended December 31, 2013. There was no accrual recorded for 2012.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2013	2012
Dividend yield	0.00%	0.00%
Expected volatility	73%	68%
Risk-free interest rate	0.38%	0.36%
Expected term (in years)	3	3
Estimated fair value per option granted	$ 0.15	$ 0.15

The average risk-free interest rate is based on the three-year U.S. Treasury Bond rate in effect as of the grant date.  The expected volatility is determined using a weighted average of weekly historical volatility of the stock price over a period of one year prior to the grant dates.  The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2013 was 6.6 percent.

In the years ended December 31, 2013 and 2012, the Company recognized $1,713 and $2,255 respectively, in share-based compensation expense.  No non-vested share-based compensation arrangements existed as of December 31, 2013.

A summary of option activity follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number	Price Per	Term
	Outstanding	Option	(Years)
Balance at 12/31/11	590,000	$ 0.40	1.1
Granted	220,000	0.37
Exercised	-	-
Canceled	(305,000)	0.35
Balance at 12/31/12	505,000	0.42	1.1
Granted	175,000	0.31
Exercised	-	-
Canceled	(155,000)	0.48
Balance at 12/31/13	525,000	$ 0.38	2.1
Outstanding and Exercisable at 12/31/13	525,000	$ 0.38	2.1

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2013, was $0.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

8.

Leases

The Company leases its facilities from a port authority for $5,153 per month for three years, expiring in September 2014, with annual increases based upon the Consumer Price Index.  The lease expense for the years ended December 31, 2013 and 2012 was $60,091 and $51,185 respectively.

9.

Related Party Transactions

For the years ended December 31, 2013 and 2012, services in the amount of $116,662 and $101,398 respectively, were contracted with a manufacturing process company, Manufacturing Services, Inc.  The president and past president of Manufacturing Services, Inc., are members of the Board of Directors of Electronic Systems Technology, Inc.

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

Domestic customers represent approximately eighty-one percent of total net revenues.  Foreign customers represent approximately nineteen percent of total net revenues.  One individual customer comprised more than ten percent of sales revenue.  Revenues from foreign countries consist primarily of revenues from Hungary, Croatia , India and Mexico.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, Note 1.  Management evaluates performance based on net revenues and operating expenses.  Administrative functions such as finance and information systems are centralized.  However, where applicable, portions of the administrative function expenses are allocated between the operating segments.  The operating segments share the same manufacturing and distribution facilities.  Costs of operating the manufacturing plant, equipment, inventory, and accounts receivable are allocated directly to each segment.  During the years ended December 31, 2013 and 2012, one customer accounted for 20.1% and 13.4% of the Company’s sales revenue, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

11.

Segment Reporting – (Continued)

Summary financial information for the two reportable segments is as follows:

			Unallocated
2013	Domestic	Foreign	Corporate	Total

Total sales, net	$ 1,767,522	$ 422,736	$ -	$2,190,258
Total other income		-	8,158	8,158
Depreciation	2,222	-	11,318	13,540
Income before tax	282,276	92,441	(266,520)	108,197
Identifiable assets	775,638	11,260	2,341,846	3,128,744
Net capital expenditures	999	-	1,640	2,639

2012

Total sales, net	$ 1,648,899	$ 464,917	$ -	$2,113,816
Total other income	7,420	-	-	7,420
Depreciation	14,030	-	1,454	15,484
Income before tax	202,853	124,402	(276,733)	50,522
Identifiable assets	720,371	12,195	2,261,158	2,993,724
Net capital expenditures	-	-	3,398	3,398

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Advertising	$ 17,055	$ 16,116
Bad debt expense	-	(787)
Commissions – sales	-	465
Dues and subscriptions	963	1,138
Depreciation	13,540	15,484
Insurance	12,763	14,502
Materials and supplies	18,898	25,121
Office and administration	7,372	4,018
Printing	2,312	2,775
Professional services	144,528	164,089
Rent and utilities	64,626	66,128
Repair and maintenance	4,553	4,862
Salaries	839,745	829,335
Taxes, licenses & health insurance	215,606	223,882
Telephone	7,932	8,897
Trade shows	40,550	44,261
Travel expenses	60,210	87,633

	1,450,653	1,507,919

Expenses allocated to cost of sales	(332,232)	(358,693)

Total Operating Expenses	$ 1,118,421	$ 1,149,226

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act ) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting.

Our  management is responsible for establishing and maintaining adequate internal control over financial reporting for us.  Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

As of December 31, 2013 Management conducted an assessment of the effectiveness of EST’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and concluded that it is ineffective in assuring that the financial reports of us are free from material errors or misstatements. The material weakness is as follows:

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

Management’s Remediation Initiatives

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only Management’s report in this Annual Report.

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

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On February 14, 2013 options to purchase 175,000 shares of our common stock were granted to individual employees and directors, subject to certain terms and conditions.  Our Form 8-K, filed  February 14, 2013, is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all of our directors as of December 31, 2012 as well as the term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/03/11 – 06/03/14	65	President of the Company
Melvin H. Brown	06/05/09 – 06/05/15	83	Former President of Manufacturing Services, Inc.
Michael S. Brown	06/03/11 – 06/03/14	61	President of Manufacturing Services, Inc.
Robert Southworth	06/05/09 – 06/05/15	70	Patent Attorney, U.S. Dept. of Energy (retired)
John L. Schooley	06/04/13 – 06/04/16	74	Former President of Remtron, Inc.

Management believes that there are no agreements or understanding between our directors and suppliers or contractors, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

Melvin H. Brown is the father of Michael S. Brown, both of whom are two of our Directors.  Outside of this family relationship, there are no family relationships, whether by blood, marriage, or adoption, between any of our Directors or Executive Officers.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2013 is comprised of Robert Southworth (Chairman), Melvin Brown, Michael Brown and John Schooley.  Michael Brown and Melvin Brown are considered to be non-independent members of the Audit Committee; however, their serving on the Audit Committee was deemed by the Board to be in our best interest due to Michael Brown and Melvin Brown’s experience and familiarity with  us.  The Audit Committee met on one occasion in 2013 and acted by unanimous written consent one time.  The Board of Directors has determined that none of the audit committee members can be classified as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.  The Board of Directors does not contain a member that can be classified as an “audit committee financial expert” under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely due to the high cost of such Director candidates.

The Board has also adopted a charter for the Audit Committee. The charter for the audit committee is available on our website at www.esteem..com . The audit committee charter is also available in print to any shareholder who requests it.

Compensation Committee

There is no Compensation Committee of the Board of Directors. The Board of Directors did establish an Employee/Director Stock Option Committee consisting of Tom Kirchner.  The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2013. There is no charter for the Employee/Director Stock Option Committee.

Code of Ethics

On June 2, 2005, our Board of Directors adopted a Code of Ethics for the Company.  The Codes of Ethics, and any subsequent amendments thereto, (other than technical, administrative or non-substantive amendments), and any waivers of a provision of the Code of Ethics for directors or executive officers, are available on our website at www.esteem.com

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our executive officers as of December 31, 2013; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
T. L. Kirchner	65	President/CEO	3 Years	02/10/84- Present
Michael Eller	53	Principal Accounting Officer	Elected by the Board of Directors	9/7/12- Present

The following is a brief description of the business experience during the last five years of each of our directors and/or executive officers.

T.L. KIRCHNER.  Mr. Kirchner is our founder, President and a Director.  During the last five years Mr. Kirchner devoted 100% of his time to our management.  His primary duties are to oversee our management and marketing functions.  Mr. Kirchner does not serve as a director for any other company registered under the Securities Exchange Act.

MELVIN H. BROWN.  Mr. Brown is a Director.  Mr. Brown is the retired owner and President of Manufacturing Services, Inc.  Manufacturing Services provides electronic design and manufacturing solutions.  Manufacturing Services provides electronic manufacturing and quality control testing services for Electronic Systems Technology.  Mr. Brown does not serve as a director for any other company registered under the Securities Exchange Act.

MICHAEL S. BROWN.  Mr. Brown is a Director.  He has been with Manufacturing Services, Inc. since 1998 and became President in April 2006. Previously Mr. Brown held management positions with Cadence Design Systems and Wyse Technology. Manufacturing Services provides electronic design and manufacturing solutions.  Manufacturing Services provides electronic manufacturing and quality control testing services for Electronic Systems Technology. Mr. Brown does not serve as a director for any other company registered under the Securities Exchange Act.

ROBERT SOUTHWORTH.  Mr. Southworth is a Director.  Mr. Southworth is a retired Senior Patent Attorney with the U. S. Department of Energy in Richland, Washington.  His primary duties with the Department of Energy were the preparation and prosecution of domestic and foreign patent applications in such fields as nuclear reactors, fuel reprocessing, waste management and energy related fields of solar, wind, and fossil fuels.  Mr. Southworth does not serve as a director of any other company that is registered under the Securities Exchange Act

JOHN L. SCHOOLEY.  Mr. Schooley is a Director.  Mr. Schooley was the former owner and President of Remtron, Inc. in San Diego, California.  Remtron, Inc. manufactures advanced radio control and telemetry systems for the industrial marketplace.  Mr. Schooley does not serve as director of any other company that is registered under the Securities and Exchange Act.

MICHAEL W. ELLER.  Mr. Eller is the Manager of finance and administration, Principal Accounting Officer.  During the last five years Mr. Eller has been a full time employee of us and Macys Logistics and Operations where he was employed as the Vice President of Operations and Director of Finances.  Mr. Eller does not serve as a director for any other company registered under the Securities Exchange Act.

Family Relationships

Michael S. Brown is the son of Melvin H. Brown.

Section 16(A) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2013, to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

Indemnification

Our By-Laws address indemnification of Directors and Officers. Washington Law provides that Washington corporations may include within their Articles of Incorporation provisions eliminating or limiting the personal liability of their directors and officers in shareholder actions brought to obtain damages for alleged breaches of fiduciary duties, as long as the alleged acts or omissions did not involve intentional misconduct, fraud, a knowing violation of law or payment of dividends in violation of the Washington statutes. Washington law also allows Washington corporations to include in their Articles of Incorporation or Bylaws provisions to the effect that expenses of officers and directors incurred in defending a civil or criminal action must be paid by the corporation as they are incurred, subject to an undertaking on behalf of the officer or director that he or she will repay such expenses if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the corporation because such officer or director did not act in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation. Our Articles of Incorporation provide that a director of officer is not personally liable to us or its shareholders for damages for any breach of fiduciary duty as a director or officer, except for liability for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of a distribution in violation of Washington Business Corporation Act.

Related Person Transactions Policy and Procedures

As set forth in the written charter of the Audit Committee, any related person transaction (as defined under Item 404 of SEC Regulation S-K) involving a Company director or executive officer must be reviewed and approved by our Audit Committee. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. Related persons include any director or executive officer, certain shareholders and any of their “immediate family members” (as defined by SEC regulations).

Item 11. Executive Compensation.

Our principal executive officer is T.L. Kirchner, President and CEO.  Our principal accounting officer is Michael W. Eller.

Information concerning the compensation of our principal executive officer and principal accounting officer, as well as any other of our compensated employees whose total compensation exceeded $100,000 during 2013 and 2012 is provided in the following Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”):

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)
T.L. Kirchner, President/CEO	2013	$160,000	-	-	$145	-	-	$26,342	$186,587
	2012	$160,000	-	-	$256	-	-	$24,198	$184,454
Michael W. Eller Principal Accounting Officer	2013	$70,000	-	-	N/A	-	-	$12,707	$82,707
	2012	21,250	-	-	N/A	-	-	$1,648	$22,898

(1)

Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus.  Bonus calculated for 2012 results paid during 2013.

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

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2013 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	14.3%	0.31	2/14/2016

(5)

This table does not include Stock Options granted previously.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2013 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
T.L. Kirchner, President/ CEO	25,000	0	0	$0.31	2/14/16	0	0	0	0
	25,000	0	0	$0.44	2/09/15	0	0	0	0
	25,000	0	0	$0.45	2/10/14	0	0	0	0

We do not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with our business. There is currently no other compensation arrangements for our directors.  (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.)  The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2013 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Melvin Brown	$0	$0	$145	$0	$0	$0	$145
Michael Brown	$0	$0	$145	$0	$0	$0	$145
John Schooley	$0	$0	$145	$0	$0	$102	$247
Robert Southworth	$0	$0	$145	$0	$0	$703	$847

(1) Compensation information for Tom Kirchner, President and CEO, and Michael Eller, Principal Accounting Officer is contained in the Executive Compensation Summary Compensation Table.

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

We currently do not hold any Employment Contracts or Change of Control Arrangements with any parties.

Option Exercises

 During our fiscal year ended December 31, 2013, there were no options exercised by our NEO’s or Directors.

We do not currently have in effect a Long-Term Incentive Plan (“LTIP”).

Summary of Executive Employment Agreements

There are no executive employment agreements with any officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2013, the amount and percentage of our  Common Stock, which according to information supplied by us, is beneficially owned by each person who, to our best knowledge, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	EDCO Partners LLP 4605 Denice Drive Englewood CO 80111	420,923	8.2%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	7.8%

(1)

Under Rule 13d-3, issued by the Securities and Exchange Commission, a person is, in general, deemed to "Beneficially own" any shares if such person directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares (a) voting power, which includes the power to vote or to direct the voting of those shares and/or (b) investment power, which included the power to dispose, or to direct the disposition of those securities.  The foregoing table gives effect to shares deemed beneficially owned under Rule 13d-3 based on the information supplied to us.  To our knowledge, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)

The beneficial owner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 11, 2011, February 10, 2012 and February 14, 2013, respectively.

(3)

Does not include options granted.  See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 20, 2014, amount and percentage of our Common Stock, which according to information supplied by us, is beneficially owned by Management, including our officers and directors.

Name/Address of Beneficial Owner (1)	Title of Class	Amount & Nature of Beneficial Ownership	Percent of Class
T.L. Kirchner (Officer & Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	403,488 (2)	7.8%
Melvin H. Brown (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	76,500 (2)	1.5%
John Schooley (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	135,000 (2)	2.6%
Michael S. Brown (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	-0-	-0-
Robert Southworth (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	-0-	-0-
Michael W. Eller (Officer) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	-0-	-0-
All Officers and Directors as a group	Common	614,988	11.9%

On various dates, our Board of Directors has approved Stock Option Bonuses for Directors and Employees.  The following is a summary of the Stock Option bonuses currently outstanding: Options are exercisable at fixed prices.  Options may not be exercised in blocks of less than 5,000 shares.  Options not exercised expire three years after approval date or 90 days following termination of employment/board membership, whichever occurs first.  In the event of  we are acquired, merge, recapitalize or similar events, the optionee will receive equivalent shares if one of the foregoing events occurs or will have a 10-day window in which to exercise the options.  Option grants are not transferable or assignable except to the optionee's estate in the event of the optionee's death.

The information below does not include stock options granted in February 2014.

Recipients of Stock Options currently unexpired as of December 31, 2013 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 2-10-2013
Sam Amaral	5,000	0.37
Melvin Brown	25,000	0.37
Michael Brown	25,000	0.37
Alan B. Cook	5,000	0.37
Tom Kirchner	25,000	0.37
Eric P. Marske	15,000	0.37
Jason Muhlbeier	5,000	0.37
Anthony C. Pfau	5,000	0.37
Gary L. Schmitz	5,000	0.37
John L. Schooley	25,000	0.37
Robert Southworth	25,000	0.37
George Stoltz	5,000	0.37
Dan Tolley	5,000	0.37
Total	175,000	0.37

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 2-11-2012
Sam Amaral	5,000	0.44
Melvin Brown	25,000	0.44
Michael Brown	25,000.044
Alan B. Cook	5,000.044
Tom Kirchner	25,000.044
Eric P. Marske	15,000.044
Jason Muhlbeier	5,000.044
Anthony C. Pfau	5,000.044
Gary L. Schmitz	5,000.044
John L. Schooley	25,000.044
Robert Southworth	25,000.044
George Stoltz	5,000.044
Dan Tolley	5,000.044
Total	175,000.044

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 2-19-2011
Sam Amaral	5,000	0.45
Melvin Brown	25,000	0.45
Michael Brown	25,000	0.45
Alan B. Cook	5,000	0.45
Tom Kirchner	25,000	0.45
Eric P. Marske	15,000	0.45
Jason Muhlbeier	5,000	0.45
Anthony C. Pfau	5,000	0.45
Gary L. Schmitz	5,000	0.45
John L. Schooley	25,000	0.45
Robert Southworth	25,000	0.45
George Stoltz	5,000	0.45
Dan Tolley	5,000	0.45
Total	175,000	0.45

Stock options must be exercised within 90 days after termination of employment/board membership.  During 2013, 155,000 options expired, 175,000 shares were granted and no shares under option were exercised.  At December 31, 2013 there were 525,000 options outstanding and exercisable.

Changes in Control:

The Board of Directors is aware of no circumstances which may result in our change of control.

Certain Business Relationships:

There have been no unusual business relationships during the last fiscal year between us and affiliates as described in Item 404 (b) (1-6) of Regulation S-K.

Indebtedness of Management:

No Director or executive officer or nominee for Director, or any member of the immediate family of such has been indebted to  us during the past year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During 2013, we contracted for services from Manufacturing Services, Inc. in the amount of $116,662.  Manufacturing Services, Inc. is owned and operated by Michael S. Brown.  Mr. Brown and the former owner for Manufacturing Services, Inc, Melvin H. Brown are currently Directors of Electronic Systems Technology, Inc.  Management believes the costs for services provided by Manufacturing Services, Inc., are comparable with other manufacturing service companies in our geographical region.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table presents fees billed to us during December 31, 2013 and 2012, for professional services provided by DeCcoria Maichel & Teague.

Year Ended	December 31, 2013	December 31, 2012
Audit fees (1)	$43,175	$41,000
Audit-related fees (2)	-	-
Tax fees (3)	2,500	2,500
All other fees (4)	-	-
Total Fees	$45,675	$43,500

(1) Audit fees consist of fees billed for professional services provided in connection with the audit of our financial statements and reviews of our quarterly financial statements.

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

Our Audit Committee reviewed the audit and tax services rendered by DeCoria Maichel & Teague and concluded that such services were compatible with maintaining the auditors’ independence.  All audit, non-audit, tax services, and other services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.  We do not use DeCcoria Maichel & Teague for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally.  We do not engage DeCoria Maichel & Teague to provide compliance outsourcing services.

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

Date:  March 5, 2014

By:  /s/ Michael W. Eller

        Michael W. Eller, Manager of Finance and Administration

        (Principal Accounting Officer)

Date:  March 5, 2014

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ T.L. KIRCHNER	Director/President	March 5, 2014
T.L. Kirchner

/s/ MELVIN BROWN	Director	March 5, 2014
Melvin H. Brown

/s/ MICHAEL BROWN	Director	March 5, 2014
Michael S. Brown

/s/ ROBERT SOUTHWORTH	Director	March 5, 2014
Robert Southworth

/s/ JOHN SCHOOLEY	Director	March 5, 2014
John L. Schooley