Form 10-Q
period 2014-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2014-05-08
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 22, 2014, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.  Financial Statements.

4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

13

Item 4.  Controls and Procedures.

13

PART II—OTHER INFORMATION

15

Item 5.  Other Information

15

Item 6.  Exhibits

15

PART I - FINANCIAL INFORMATION

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

SELECTED FINANCIAL DATA

(as prepared by Management)

(Unaudited)

Three Months Ended	Mar. 31, 2014	Mar. 31, 2013
Sales and Site Support Income	$ 499,824	$ 413,413
Other revenues	$ 2,549	$ 1,989
Gross profit	$ 271,882	$ 223,699

Net income (loss) before taxes	$ (6,190)	$ (64,373)
Net income (loss)	$ (5,950)	$ (45,612)

Earnings (loss) per share before taxes
Basic	Nil	$ (0.01)
Diluted	Nil	$ (0.01)

Earnings (loss) per share
Basic	Nil	$ (0.01)
Diluted	Nil	$ (0.01)

Weighted average shares outstanding
Basic	5,158,667	5,158,667
Diluted	5,158,667	5,158,667

Total assets	$ 3,117,156	$ 2,998,210

Long-term debt and capital lease obligations	$ -	$ -

Shareholders' equity	$ 3,056,028	$ 2,897,924

Shareholders' equity per share	$ 0.59	$ 0.56

Working capital	$ 2,983,642	$ 2,826,451

Current ratio	57.8:1	31:1

Equity to total assets	98%	97%

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

BALANCE SHEETS

(as prepared by Management)

	Mar. 31, 2014	Dec. 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 681,952	$ 896,581
Short term certificates of deposit	1,409,000	1,414,000
Accounts receivable, net of allowance for uncollectibles	199,612	72,783
Inventories	720,664	625,692
Accrued interest receivable	3,863	2,948
Prepaid insurance	6,883	11,389
Prepaid expenses	14,196	24,296
Total current assets	3,036,170	3,047,689

PROPERTY & EQUIPMENT net of depreciation	39,711	31,372

DEPOSITS	1,675	13,083
DEFERRED INCOME TAX ASSET	39,600	36,600
TOTAL ASSETS	$ 3,117,156	$ 3,128,744

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 9,614	$ 8,669
Refundable deposits	1,940	4,910
Accrued liabilities	40,974	50,332
Total current liabilities	52,528	63,911

DEFERRED INCOME TAX LIABILITY	8,600	5,100
TOTAL LIABILITIES	61,128	69,011

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value 50,000,000 shares authorized 5,158,667 shares issued	5,159	5,159
Additional paid-in capital	1,007,861	1,005,616
Retained earnings	2,043,008	2,048,958
Total stockholders' equity	3,056,028	3,059,733
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,117,156	$ 3,128,744

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (as prepared by Management) (Unaudited)
Three Months Ended	Mar. 31, 2014	Mar. 31, 2013

SALES, net	$ 448,809	$ 400,357
SITE SUPPORT	51,015	13,056
COST OF SALES	(227,942)	(189,714)
GROSS PROFIT	271,882	223,699

OPERATING EXPENSES
General and administrative	86,200	88,292
Research and development	58,849	56,805
Marketing	108,240	115,863
Customer service	27,331	29,101
Total operating expenses	280,621	290,061
OPERATING LOSS	(8,739)	(66,362)

OTHER INCOME
Interest income	2,549	1,989
Total other income	2,549	1,989

NET LOSS BEFORE INCOME TAX	(6,190)	(64,373)
INCOME TAX BENEFIT	240	18,761
NET LOSS	$ (5,950)	$ (45,612)

BASIC LOSS PER SHARE	$ Nil	$ (0.01)
DILUTED LOSS PER SHARE	$ Nil	$ (0.01)

OUTSTANDING BASIC & DILUTED WEIGHTED AVERAGE SHARES	5,158,667	5,158,667

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (as prepared by Management) (Unaudited)
Three Months Ended	Mar. 31, 2014	Mar. 31, 2013

CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES:
Net loss	$ (5,950)	$ (45,612)
Noncash items included in loss:
Depreciation	2,531	3,274
Deferred income taxes	500	(11,000)
Share based compensation	2,245	1,713

DECREASE (INCREASE) IN OPERATING ASSETS:
Accounts receivable, net	(126,829)	110,250
Inventories	(94,972)	(40,893)
Accrued interest receivable	(915)	(1,443)
Prepaid insurance	4,506	2,875
Prepaid expenses	10,101	5,780
Deposits	11,408	--

INCREASE (DECREASE) IN OPERATING LIABILITIES:
Accounts payable	945	6,301
Refundable deposits	(2,970)	38,281
Accrued liabilities	(9,359)	3,904
NET CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	(208,759)	73,430

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of deposit redeemed (purchased)	5,000	(134,000)
Purchase of equipment	(10,870)	--
NET CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES	(5,870)	(134,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(214,629)	(60,570)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	896,581	818,497
CASH AND CASH EQUIVALENTS AT ENDING OF PERIOD	$ 681,952	$ 757,927

Cash and cash equivalents:
Cash	$ 50,158	$ 123,532
Money market accounts	631,794	634,395
Total cash and cash equivalents	$ 681,952	$ 757,927

See Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company") presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2014 and March 31, 2013.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2013 as filed with Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	March 31 2014	December 31 2013
Parts	$300,550	$217,567
Work in progress	68,224	83,620
Finished goods	351,890	324,505
Total inventory	$720,664	$625,692

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At March 31, 2014 the Company had 515,000 outstanding stock options that could have a dilutive effect on future periods’ income.

NOTE 4 - STOCK OPTIONS

As of March 31, 2014, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 28, 2014, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 28, 2014 totaled 175,000 shares under option and have an exercise price of $0.41 per share.

The options granted on February 28, 2014 vest immediately and may be exercised any time during the period from February 28, 2014 through February 28, 2017.  All outstanding stock options must be exercised within 90 days after termination of employment.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2014	2013	2012	2011
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	75%	73%	68%	74%
Risk-free interest rate	0.68%	0.38%	0.36%	1.40%
Expected term (in years)	3	3	3	3
Fair Value per Option Granted	$0.20	$0.15	$0.15	$0.21

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2013 through 2005 was 6.43%.

A summary of option activity during the quarter ended March 31, 2014, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding and Exercisable at December 31, 2013	525,000	$0.38
Granted	175,000	0.41
Expired	(185,000)	0.44
Outstanding and Exercisable at March 31, 2014	515,000	$0.40

During the first quarter of 2014, the Company issued 175,000 options with an estimated fair value per option of $0.20 resulting in a stock based compensation value of $34,930.  After the stock based compensation value is adjusted for the historical option forfeiture rate of 93.6%, a stock based compensation expense was charged against income for the first quarter of 2014 of $2,245. No non-vested share-based compensation arrangements existed as of March 31, 2014. At March 31, 2014 the intrinsic value of outstanding stock options was approximately $10,300.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the quarters ended March 31, 2014 and March 31, 2013, services in the amount of $19,156 and $20,884, respectively, were contracted with Manufacturing Services, Inc., of which the current owner, Michael S. Brown and the former owner, Melvin H. Brown, are both currently members of the Company’s Board of Directors. The Company had accounts payable to Manufacturing Services, Inc at March 31, 2014 and March 31, 2013 of $180 and $1,498, respectively.

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

During the quarters ended March 31, 2014 and 2013, domestic customers represented approximately 81% and 65% of total net revenues, respectively.  In addition during the quarters ended March 31, 2014 and 2013, foreign customers represented 19% and 35% of total net revenues, respectively.  During the quarter ended March 31, 2014, product sales to two customers exceeded more than 10% of the Company's sales revenues which were customer A was 10.8% of net revenue; and customer B was 10.8% of net revenue.  During the quarter ended March 31, 2013 one customer accounted for 12% of the Company’s revenues.

Revenues from foreign countries consisted primarily of revenues from Croatia, Peru, and Bolivia.

Summary financial information for the three reportable segments for the first quarter of 2014 and 2013 is as follows:

	Domestic	Foreign	Unallocated Corporate	Total
Quarter ended March 31, 2014
Total sales	$405,170	$94,654	$ -	$499,824
Total other income	-	-	2,549	2,549
Earnings (loss) before tax	56,372	21,090	(83,652)	(6,190)
Depreciation/amortization	1,820	-	711	2,531
Identifiable assets	235,053	6,398	2,877,905	3,117,156
Net capital expenditures			10,870	10,870

Quarter ended March 31, 2013
Total sales	$267,833	$145,580	$ -	$413,413
Total other income	-	-	1,989	1,989
Earnings (loss) before tax	(15,276)	37,205	(86,302)	(64,373)
Depreciation/amortization	2,605	-	669	3,274
Identifiable assets	624,356	17,960	2,355,894	2,998,210

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

A.

RESULTS OF OPERATIONS

REVENUES: Total revenues from sales increased to $499,824 for the first quarter of 2014 as compared to $413,413 in the first quarter of 2013, reflecting an increase of 21%.  Gross revenues, including interest income, increased to $502,373 for the quarter ended March 31, 2014, from $415,402 for the same quarter of 2013.  Management believes the increase in sales revenues is due to increased domestic industrial automation sales during first quarter of 2014 when compared with the same quarter of 2013.  Management remains concerned that the fragile economic recovery in Latin America has the potential to negatively impact domestic sales revenues and profitability during 2014.

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

A percentage breakdown of EST's market segments of Domestic and Foreign Export sales, for the first quarter of 2014 and 2013 are as follows:

For the first quarter of	2014	2013
Domestic Sales	81%	65%
Export Sales	19%	35%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represented 81% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues increased to $405,170 for the quarter ended March 31, 2014, compared to $267,833 for the quarter ended March 31, 2013, reflecting an increase of 51%.  During the quarter ended March 31, 2014, product sales to two customers, comprised 22% of the Company's sales revenues.  Management believes the increase in domestic sales revenues is the result of the increased demand for the Company’s products for domestic industrial.

Domestic segment operating profit was $56,372 for the quarter ended March 31, 2014 as compared with a domestic segment operating loss of $15,276 for the same quarter of 2013, due to increased sales revenues for the segment during the first quarter of 2014.

Foreign Revenues

The Company’s foreign operating segment represented 19% of the Company’s total net revenues for the quarter ended March 31, 2014.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended March 31, 2014, the Company had $94,654 in foreign export sales, or 19% of total net revenues of the Company for the quarter, compared with foreign export sales of $145,580 or 35% of net revenues for the same quarter of 2013, reflecting a decrease of 35%.  The majority of foreign export sales revenues during the first quarter of 2014 were used in industrial automation projects in Croatia, Peru and Bolivia. Management believes the decrease in foreign sales revenues is due to decreased product sales for industrial automation sales in Latin America during the first quarter of 2014 due to the weak economic recover in Latin America.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment decreased to $21,090 for the quarter ended March 31, 2014 as compared with $37,205 for the same period of 2013 due to decreased sales revenues for the quarter ended March 31, 2013.

Unallocated Corporate

Unallocated corporate expenses relate to functions, such as accounting, corporate management and administration that support but are not attributable to the Company’s domestic or foreign operating segments, including salaries, wages and other expenses related to the performance of these support functions.  Unallocated corporate expenses decreased during the quarter ended March 31, 2014 to $83,652 as compared with $86,302 for the same quarter of 2013.  Unallocated corporate expenses represented expense to total sales percentage of 17% and 21% for the first quarter of 2014 and 2013, respectively.

BACKLOG:

As of March 31, 2014, the Company had a sales order backlog of $27,873.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2014 and 2013 were 41% and 46% of gross sales respectively. The cost of sales percentage increase in the first quarter of 2014 is the result of the product mix of items and services sold during the quarter having decreased profit margins when compared with the product mix sold during the same quarter of 2013.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2014 decreased $9,440 from first quarter of 2013 levels.  The following is a delineation of operating expenses:

	March 31 2014	March 31 2013	Increase (Decrease)
General and administrative	$ 86,200	$ 88,292	$ (2,091)
Research and development	58,849	56,805	2,044
Marketing	108,240	115,863	(7,623)
Customer service	27,331	29,101	(1,770)
Total operating expenses	$ 280,621	$ 290,061	$ (9,440)

General and administrative:  For the first quarter of 2014 General and administrative expenses decreased $2,091 to $86,200, due to slightly decreased benefit expenses when compared with the same quarter of 2013.

Research and development:  Research and Development expenses increased $2,044 to $58,849, during the first quarter of 2014, due to increased development related costs when compared with the same quarter of 2013.

Marketing: During the first quarter of 2014, marketing expenses decreased $7,623 to $108,240 when compared with the same period of 2013, due to decreased department travel expenses during the first quarter of 2014.

Customer service: Customer service expenses decreased $1,770 to $27,331 during the first quarter of 2014, due to decreased amount of department related travel expenses.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $2,549 in interest and dividend income during the quarter ended March 31, 2014.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $5,950 for the first quarter of 2014 compared to a net loss of $45,612 for the same quarter of 2013.  The decrease in net loss during 2014 is the result of increased sales revenues, product mix and reduced expenses.

B.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2014 was 57.8:1 compared to 47.7:1 at December 31, 2013.  The increase in current ratio is due to increased accounts receivable and inventory at March 31, 2014 when compared with December 31, 2013.

For the quarter ended March 31, 2014, the Company had cash and cash equivalents of $681,952 as compared to cash and cash equivalent holdings of $896,581 at December 31, 2013, primarily reflecting changes in inventory and Accounts Receivable when compared with year-end 2013.

Accounts receivable increased to $199,612 as of March 31, 2014, from December 31, 2013 levels of $72,783 due to sales and collection timing differences when compared with year-end 2013.  Inventory increased to $720,664 at March 31, 2014 from December 31, 2013 levels of $625,692.  The Company's fixed assets, net of depreciation, increased to $39,711 as of March 31, 2014 from December 31, 2013 levels of $31,372, due to purchase of equipment during the first quarter of 2014 of $10,870.  Deferred tax asset as of March 31, 2014 increased to $39,600 due to the income tax benefit recognized during the first quarter of 2014.  Prepaid insurance and expenses decreased to $21,079 as of March 31, 2014 as compared with $35,685 for December 31, 2013 due to reduced prepaid network and insurance expenses when compared with year-end 2013.

As of March 31, 2014, the trade accounts payable balance was $9,614 compared with $8,669 at December 31, 2013, and reflect amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of March 31, 2014 were $40,974, compared with $50,332 at December 31, 2013, and reflect items such as payroll and state tax liabilities and accrued vacation benefits.  At March 31, 2014 the Company had refundable customer deposit liabilities of $1,940.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2014 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2014.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2014.

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

There have been no changes during the quarter ended March 31, 2014 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T. L. KIRCHNER
Date: May 7, 2014	Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: May 7, 2014	Name: Michael W. Eller
Title: Manager of Finance & Admin
(Principal Accounting Officer)