Form 10-Q
period 2014-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2014-08-01
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2014, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

FORM 10-Q

June 30, 2014

Index

PART I  -  FINANCIAL INFORMATION

3

Item 1.  Financial Statements.

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

12

Item 4.  Controls and Procedures.

12

PART II  -  OTHER INFORMATION

13

Item 1.  Legal Proceedings

13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.  Defaults Upon Senior Securities

13

Item 4.  Mine Safety Disclosure

13

Item 5.  Other Information

13

Item 6.  Exhibits

13

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
	June 30, 2014 (Unaudited)	December. 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$ 880,715	$ 896,580
Short term certificates of deposit investments	1,213,000	1,414,000
Accounts receivable	205,708	72,783
Inventories	706,403	625,692
Accrued interest	6,014	2,947
Prepaid insurance	2,660	11,389
Prepaid expenses	10,139	24,298
Total current assets	3,024,639	3,047,689

Property and equipment, net of depreciation	66,898	31,372

Deposits	1,675	13,083
Deferred income tax asset	43,200	36,600
Total assets	$ 3,136,412	$ 3,128,744

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 10,983	$ 8,669
Accrued liabilities	47,313	50,332
Refundable deposits	276	4,910
Total current liabilities	58,572	63,911

Deferred income tax liability	8,900	5,100
Total liabilities	67,472	69,011

Stockholders’ equity
Common stock, $0.001 par value 50,000,000 shares authorized 5,158,667 shares issued and outstanding	5,159	5,159
Additional paid-in capital	1,007,861	1,005,616
Retained earnings	2,055,920	2,048,958
Total stockholders’ equity	3,068,940	3,059,733
Total liabilities and stockholders’ equity	$ 3,136,412	$ 3,128,744

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
SALES, NET	$ 482,976	$ 460,280	$ 931,785	$ 860,636
SITE SUPPORT	49,286	33,327	100,301	46,384
COST OF SALES	(229,986)	(221,032)	(457,928)	(410,746)
GROSS PROFIT	302,276	272,575	574,157	496,274

OPERATING EXPENSES
General and administrative	71,589	66,826	157,789	155,118
Research and development	65,793	68,670	124,642	125,475
Marketing	122,686	123,040	230,926	238,904
Customer service	31,373	27,584	58,704	56,684
TOTAL OPERATING EXPENSE	291,441	286,120	572,061	576,181

OPERATING INCOME (LOSS)	10,835	(13,545)	2,096	(79,907)

OTHER INCOME
Interest income	2,977	1,876	5,526	3,865
TOTAL OTHER INCOME	2,977	1,876	5,526	3,865

NET INCOME (LOSS) BEFORE INCOME TAX	13,812	(11,669)	7,622	(76,042)
Benefit (provision) for income tax	(900)	5,378	(660)	24,139
NET INCOME (LOSS)	$ 12,912	$ (6,291)	$ 6,962	$ (51,903)

Basic and diluted income (loss) per share	$ Nil	$ Nil	$ Nil	$ (0.01)

Weighted average shares used in computing income (loss) per share:
Basic and diluted	5,158,667	5,158,667	5,158,667	5,158,667

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income (loss)	$ 6,962	$ (51,903)
Noncash items included in net income( loss):
Depreciation	5,487	6,685
Deferred income taxes	(2,800)	(13,500)
Share based compensation	2,245	1,713
Changes in operating assets and liabilities:
Account receivable	(132,925)	19,720
Inventories	(80,711)	(49,006)
Accrued interest	(3,067)	(2,434)
Prepaid insurance	8,729	7,187
Prepaid expenses	14,159	(28,839)
Deposits	11,408	--
Accounts payable	2,314	14,148
Accrued liabilities	(3,019)	11,944
Refundable deposits	(4,634)	41,936
NET CASH FLOWS USED BY OPERATING ACTIVITIES	(175,852)	(42,349)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
Certificates of deposit redeemed	201,000	113,000
Purchases of property and equipment	(41,013)	(1,640)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	159,987	111,360

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,865)	69,011
Cash and cash equivalents at beginning of period	896,580	818,497
Cash and cash equivalents at ending of period	$ 880,715	$ 887,508

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month and six month periods ended June 30, 2014 and June 30, 2013.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2013 as filed with Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2014 and June 30, 2013, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	June 30, 2014	December 31, 2013
Parts	$ 267,104	$217,567
Work in progress	111,185	83,620
Finished goods	328,114	324,505
	$ 706,403	$625,692

NOTE 3 – INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At June 30, 2014 the Company had 515,000 outstanding stock options that could have a dilutive effect on future periods.  However, at June 30, 2014 there was no material effect of stock options on diluted earnings per share or weighted average shares outstanding.

NOTE 4 - STOCK OPTIONS:

As of June 30, 2014, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 28, 2014, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors with no less than three years continuous tenure.  The options granted on February 28, 2014 totaled 175,000 shares under option and have an exercise price of $0.41 per share.

The options granted on February 28, 2014 may be exercised any time during the period from February 28, 2014 through February 28, 2017.  The Company's Form 8-K filed March 6, 2014, is incorporated herein by reference.  All outstanding stock options must be exercised within 90 days after termination of employment.

NOTE 4 - STOCK OPTIONS, Continued:

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2014 and 2013:

	2014	2013
Dividend yield	0.00%	0.00%
Expected volatility	75%	73%
Risk-free interest rate	0.68%	0.38%
Expected term (in years)	3	3
Estimated Fair Value per Option Granted	$0.20	$0.15

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2005 through 2013 was 6.43%.

A summary of option activity during the six months ended June 30, 2014, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2013	525,000	$0.27
Granted	175,000	041
Exercised	--	--
Expired	(185,000)	0.44
Outstanding at June 30, 2013	515,000	0.40

In February 2014, the Company issued 175,000 options with an estimated fair value per option of $0.20 resulting in a stock based compensation value of $34,930.  After the stock based compensation value is adjusted for the historical option forfeiture rate of 93.6%, a stock based compensation expense was charged against income for 2014 of $2,245. At June 30, 2014 the intrinsic value of outstanding stock options was approximately $10,300.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the three and six-month periods ended June 30, 2014, services in the amounts of $8,550 and $27,706, respectively, were contracted with Manufacturing Services, Inc.  (“MSI”), a company of which Melvin H. Brown is a former owner and is currently a member of the Board of Directors of Electronic Systems Technology Inc.  For the three and six-month period ended June 30, 2013 the contracted services with MSI were $27,065 and $47,948, respectively.  The Company owed accounts payable to MSI at June 30, 2014 and December 31, 2013 of $2,707 and $10, respectively.

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

During the quarter ended June 30, 2014, Domestic customers represented approximately 82% of total net revenues.  Foreign customers represented approximately 18% of total net revenues.  During the quarter ended June 30, 2014, sales to no one single customer, comprised more than 10% of the Company’s sales revenues.  Revenues from foreign countries during the second quarter of 2014 consist primarily of revenues from product sales to Peru and Hungary.

During the first six months of 2014, Domestic customers represented approximately 81% of total net revenues.  Foreign customers represented approximately 19% of total net revenues.  During the first half of June 30, 2014, sales to no one single customer was greater than 10% of the Company’s sales revenues.  Revenues from foreign countries during the first half of 2014 consist primarily of revenues from product sales to Peru and Hungary.

NOTE 6 - SEGMENT REPORTING, Continued:

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

Summary financial information for the two reportable segments for the second quarter and first six months of 2014 and 2013 is as follows:

	Domestic	Foreign	Total

Three months ended June 30, 2014
Total sales	$ 434,192	$ 98,070	$ 532,262
Total other income	2,977	-	2,977
Income (loss) before tax	(13,556)	27,368	13,812
Depreciation/amortization	2,956	-	2,956
Identifiable assets	3,127,070	9,342	3,136,412
Net capital expenditures	30,143	-	30,143

Three months ended June 30, 2013
Total sales	$ 381,792	$ 111,815	$ 493,607
Total other income	1,876	-	1,876
Income (loss) before tax	(33,083)	21,414	(11,669)
Depreciation/amortization	3,219	-	3,219
Identifiable assets	3,006,939	3,723	3,010,662
Net capital expenditures	1,640	-	1,640

Six months ended June 30, 2014
Total sales	$ 839,361	$ 192,724	$ 1,032,086
Total other income	5,526	-	5,526
Income (loss) before tax	(40,836)	48,458	7,622
Depreciation/amortization	5,487	-	5,487
Identifiable assets	3,127,070	9,342	3,136,412
Net capital expenditures	41,013	-	41,013

Six Months ended June 30, 2013
Total sales	$ 649,625	$ 257,395	$ 907,020
Total other income	3,865	-	3,865
Income (loss) before tax	(134,661)	58,619	(76,042)
Depreciation/amortization	6,685	-	6,685
Identifiable assets	3,006,939	3,723	3,010,662
Net capital expenditures	1,640	-	1,640

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

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services increased to $532,262 for the second quarter of 2014, compared to $493,607 for the second quarter of 2013.  Gross revenues increased to $535,239 for the quarter ended June 30, 2014, from $495,483 for the same quarter of 2013.  Year to date sales increased to $1,032,086 as of June 30, 2014 as compared to $907,020 as of June 30, 2013. Year to date gross revenues increased to $1,037,612 as of June 30, 2014 compared to $910,885 as of June 30, 2013.  Management believes the increase in quarterly and increase year to date sales revenues is due to increased engineering services and core products.

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

A percentage breakdown of EST's Domestic and Export Sales, for the second quarter of 2014 and 2013 are as follows:

	For the second quarter of
	2014	2013
Domestic Sales	82%	77%
Export Sales	18%	23%

OPERATING SEGMENTS:

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended June 30, 2014, the Company’s domestic operations represented 82% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues increased to $434,192 for the quarter ended June 30, 2014, compared to $381,792 for the quarter ended June 30, 2013.  Management believes the increase in sales revenues is due to increased domestic sales for water/waste water and mining industrial automation projects during the first six months of 2014.  During the quarter ended June 30, 2014, no one single customer, comprised more than 10% of the Company’s sales revenues.

Domestic segment operating loss was $13,556 for the quarter ended June 30, 2014 as compared with a segment operating loss of $33,083 for the same quarter of 2013, due to increased sales revenues for the segment during the second quarter of 2014.

For the six-month period ended June 30, 2014, the Company’s domestic operations represented 81% of the Company’s total sales revenues.  Year to date domestic sales revenues increased to $839,361 as of June 30, 2014 compared to $649,625 for the same period of 2013. Management believes the increase in year to date sales revenues is due to increased engineering services and core product sales during the first half of 2014.

Year to date domestic segment operating loss was $40,836 for the period ended June 30, 2014 as compared with a segment operating loss of $134,661 for the same period of 2013, due to increased sales during the first six months of 2014.

Foreign Revenues

The Company’s foreign operating segment represented 18% of the Company’s total net revenues for the quarter ended June 30, 2014.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended June 30, 2014, the Company had $98,070 in foreign export sales, amounting to 18% of total net revenues of the Company for the quarter, compared with foreign export sales of $111,815 for the same quarter of 2013.  Management believes the decrease in foreign sales revenues was due to one-time end of life purchase last year.  Revenues from foreign countries during the second quarter of 2014 consist primarily of revenues from product sales to Hungary and Peru.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 2014.  Products purchased by foreign customers were used primarily in industrial automation applications.  We believe the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating profit for the foreign segment was $27,368 for the quarter ended June 30, 2014 as compared with a net operating profit of $21,414 for the same period of 2013, due to decreased manufacturing over-head for the segment during the second quarter of 2014.

For the six-month period ended June 30, 2014, the Company had $192,724 in foreign export sales, amounting to 19% of total sales revenues of the Company for the period, compared with foreign export sales of $257,395 for the same period of 2013. Management believes the decrease in foreign sales revenues is due to lower than anticipated foreign sales revenues from projects in Mexico and Croatia during the first half of 2014.

Year to date foreign segment operating income was $48,458 for the period ended June 30, 2014 as compared with a segment operating income of $58,619 for the same period of 2013, due to decreased sales for the segment during the first half of 2014.

BACKLOG:

The Corporation had a sales order backlog of approximately $14,895 as of June 30, 2014.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarter of 2014 and 2013 was 39% and 42%, respectively. The cost of sales decrease for the second quarter of 2014 is the result of the product mix for items sold during the quarter having favorable profit margin when compared with the same period of 2013.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2014 increased $5,321 from the second quarter of 2013.  The following is an outline of operating expenses:

For the quarter ended:	June 30, 2014	June 30, 2013	Increase (Decrease)
General and Administrative	$ 71,589	$ 66,826	$ 4,763
Research/Development	65,793	68,670	(2,877)
Marketing	122,686	123,040	(354)
Customer Service	31,373	27,584	3,789
Total Operating Expenses	$ 291,441	$ 286,120	$ (5,321)

GENERAL AND ADMINISTRATIVE:

During the second quarter of 2014, General and Administrative expenses increased $4,763 to $71,589 from the same quarter of 2013, due to software updates.

RESEARCH AND DEVELOPMENT:

Research and Development expenses decreased $2,877 to $65,793 during the second quarter of 2014, when compared with the same period in 2013 due to decreased subcontracted engineering expertise.

MARKETING:

During the second quarter of 2014, marketing expenses decreased $2,354 to $122,686 from the same period in 2013, due to decreased trade show expenses.

CUSTOMER SERVICE:

Customer service expenses during the second quarter of 2014 increased $3,789 to $31,373 when compared with the same quarter of 2013 due to increased department related wages during the period.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $2,977 in interest and dividend income during the quarter ended June 30, 2014.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had net income of $12,912 for the second quarter of 2014, compared to a net loss of $6,291 for the same quarter of 2013.  For the six-month period ended June 30, 2014, the Company recorded net income of $6,962 compared with a net loss of $51,903 for the same period of 2013.  The reduction in the Company’s net loss is the result of increased sales revenues and increased gross margin during the second quarter of 2014.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2014 was 51.6:1 compared to 47.7:1 at December 31, 2013.  For the quarter ending June 30, 2014, the Company had cash and cash equivalents of $880,715; compared to cash and cash equivalent holdings of $896,580 at December 31, 2013.  The Company had certificates of deposit investments in the amount of $1,213,000 as of June 30, 2014 as compared to $1,414,000 as of December 31, 2013.

Accounts receivable increased to $205,708 as of June 30, 2014, from December 31, 2013 levels of $72,783, due to sales revenue timing differences between the second quarter of 2014 and year-end 2013.  Inventories increased to $706,403 as of June 30, 2014, from December 31, 2013 levels of $625,692, due primarily to inventory purchases for the production of the new ESTeem 210 and 195 products.  The Company's fixed assets, net of depreciation, increased to $66, 898 as of June 30, 2014, from December 31, 2013 levels of $31,372.

As of June 30, 2014, the Company’s accounts payable balance was $10,983 as compared with $8,669 at December 31, 2013, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities as of June 30, 2014 were $47,313, compared with $50,332 at December 31, 2013, and reflect items such as accrued vacation benefits and payroll tax liability.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2014 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2014.

The Company did not declare or issue any cash dividends during 2013 or 2014.

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

Not applicable

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014.  Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of June 30, 2014.

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

There have been no changes during the quarter ended June 30, 2014 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any material current of pending legal proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

Not Applicable

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: July 31, 2014	/s/ T.L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President (Chief Executive Officer)

Date: July 31, 2014	/s/ Michael W. Eller
Name: Michael Eller
Title: Vice President (Principal Accounting Officer)

14