Form 10-Q
period 2014-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2014-11-03
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2014, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

FORM 10-Q

September 30, 2014

Index

PART I  FINANCIAL INFORMATION

3

Item 1.  Financial Statements.

3

BALANCE SHEETS

3

STATEMENTS OF OPERATIONS

4

STATEMENTS OF CASH FLOWS

5

NOTES TO FINANCIAL STATEMENTS

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

8

A.  Results of Operations

8

B.  Financial Condition, Liquidity and Capital Resources

11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

11

Item 4.  Controls and Procedures.

11

PART II  OTHER INFORMATION

13

Item 1.  Legal Proceedings

13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.  Defaults Upon Senior Securities

13

Item 4.  Mine Safety Disclosure

13

Item 5.  Other Information

13

Item 6.  Exhibits

13

SIGNATURES

14

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
	September 30, 2014 (Unaudited)	December. 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$ 952,484	$ 896,580
Short term certificates of deposit investments	1,058,000	1,414,000
Accounts receivable	134,034	72,783
Inventories	715,650	625,692
Accrued interest	6,444	2,947
Prepaid insurance	7,392	11,389
Prepaid expenses	22,145	24,298
Total current assets	2,896,149	3,047,689

Property and equipment, net of depreciation	88,455	31,372

Deposits	-	13,083
Deferred income tax asset	41,100	36,600
Total assets	$ 3,025,704	$ 3,128,744

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 7,823	$ 8,669
Accrued liabilities	39,069	50,332
Refundable deposits	276	4,910
Total current liabilities	47,168	63,911

Deferred income tax liability	3,400	5,100
Total liabilities	50,568	69,011

Stockholders’ equity
Common stock, $0.001 par value 50,000,000 shares authorized 5,158,667 shares issued and outstanding	5,159	5,159
Additional paid-in capital	1,007,861	1,005,616
Retained earnings	1,962,116	2,048,958
Total stockholders’ equity	2,975,136	3,059,733
Total liabilities and stockholders’ equity	$ 3,025,704	$ 3,128,744

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
SALES, NET	$ 355,651	$ 533,573	$ 1,287,436	$ 1,394,209
SITE SUPPORT	24,756	40,934	125,057	87,318
COST OF SALES	(190,127)	(255,174)	(648,055)	(665,919)
GROSS PROFIT	190,280	319,333	764,438	815,608

OPERATING EXPENSES
General and administrative	67,284	55,517	225,073	210,635
Research and development	80,798	64,114	205,440	189,589
Marketing	111,456	114,188	342,381	353,091
Customer service	29,699	26,261	88,404	82,945
TOTAL OPERATING EXPENSES	289,237	260,080	861,298	836,260

OPERATING INCOME (LOSS)	(98,956)	59,254	(96,859)	(20,652)

OTHER INCOME
Interest income	2,492	1,941	8,017	5,806
TOTAL OTHER INCOME	2,492	1,941	8,017	5,806

NET INCOME (LOSS) BEFORE INCOME TAX	(96,464)	61,195	(88,842)	(14,846)
Benefit (provision) for income tax	2,660	(9,239)	2,000	14,900
NET INCOME (LOSS)	$ (93,806)	$ 51,956	$ (86,842)	$ 54

Basic and diluted income (loss) per share	$ (0.02)	$ 0.01	$ (0.02)	$ Nil

Weighted average shares used in computing income (loss) per share:
Basic and diluted	5,158,667	5,158,667	5,158,667	5,158,667

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income (loss)	$ (86,842)	$ 54
Noncash items included in net income (loss):
Depreciation	11,476	10,096
Deferred income taxes	(6,200)	(14,900)
Share based compensation	2,245	1,713
Changes in operating assets and liabilities:
Account receivable	(61,251)	(14,272)
Inventories	(89,958)	(102,198)
Accrued interest	(3,496)	(1,027)
Prepaid insurance	3,997	(4,900)
Prepaid expenses	2,153	(9,636)
Deposits	13,083	--
Accounts payable	(846)	5,694
Accrued liabilities	(11,263)	926
Refundable deposits	(4,635)	(2,035)
NET CASH FLOWS USED BY OPERATING ACTIVITIES	(231,537)	(130,485)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Short term certificates of deposit investments redeemed	356,000	(138,000)
Purchases of property and equipment	(68,560)	(1,640)
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	287,440	(139,640)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,904	(270,125)
Cash and cash equivalents at beginning of period	896,580	818,497
Cash and cash equivalents at ending of period	$ 952,484	$ 548,372

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month and nine month periods ended September 30, 2014 and September 30, 2013.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2013 as filed with Securities and Exchange Commission.

The results of operations for the three and nine months ended September 30, 2014 and September 30, 2013, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30, 2014	December 31, 2013
Parts	$ 281,679	$217,567
Work in progress	261,633	83,620
Finished goods	172,338	324,505
	$ 715,650	$625,692

NOTE 3 – INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At September 30, 2014 the Company had 440,000 outstanding stock options that could have a dilutive effect on future periods.  However, at September 30, 2014 the effect of stock options on diluted earnings per share would be anti-dilutive.

NOTE 4 - STOCK OPTIONS:

As of September 30, 2014, the Company had 440,000 outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On February 28, 2014, additional stock options to purchase shares of the Company's common stock were granted to individual employees and directors.  The options granted on February 28, 2014 totaled 175,000 shares under option and have an exercise price of $0.41 per share.

NOTE 5 - RELATED PARTY TRANSACTIONS

For the three and nine-month periods ended September 30, 2014, services in the amounts of $26,074 and $53,780, respectively, were contracted with Manufacturing Services, Inc.  (“MSI”), a company of which Melvin H. Brown is a former owner and is currently a member of the Board of Directors of Electronic Systems Technology Inc.  For the three and nine-month periods ended September 30, 2013 the contracted services with MSI were $28,685 and $82,527, respectively.  The Company owed accounts payable to MSI at September 30, 2014 and December 31, 2013 of $5,261 and $10, respectively.

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

During the quarter ended September 30, 2014, Domestic customers represented approximately 97% of total net revenues.  Foreign customers represented approximately 3% of total net revenues.  During the quarter ended September 30, 2014, sales to two customers that comprised more than 10% of the Company’s sales revenues Customer A and Customer B sales were 15.5% and 11.5% respectively.  Revenues from foreign countries during the third quarter of 2014 consist primarily of revenues from product sales to Mexico and Peru.

During the first nine months of 2014, Domestic customers represented approximately 86% of total net revenues.  Foreign customers represented approximately 14% of total net revenues.  During the nine month period ended September 30, 2014, sales to one customer was greater than 10%, Customer A, of the Company’s sales revenues.  Revenues from foreign countries during the nine month period ended 2014 consist primarily of revenues from product sales to Peru and Hungary.

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

Summary financial information for the two reportable segments for the third quarter and first nine months of 2014 and 2013 is as follows:

	Domestic	Foreign	Total

Three months ended September 30, 2014
Total sales	$ 367,657	$ 12,750	$ 380,407
Total other income	2,492	-	2,492
Income (loss) before tax	(78,833)	(17,631)	(96,464)
Depreciation/amortization	5,989	-	5,989
Identifiable assets	3,025,567	137	3,025,704
Net capital expenditures	27,547	-	27,547

Three months ended September 30, 2013
Total sales	$ 479,644	$ 94,863	$ 574,507
Total other income	1,941	-	1,941
Income (loss) before tax	43,412	17,783	61,195
Depreciation/amortization	3,411	-	3,411
Identifiable assets	2,995,733	3,242	2,998,975
Net capital expenditures	-	-	-

Nine months ended September 30, 2014
Total sales	$ 1,207,925	$ 204,568	$ 1,412,493
Total other income	8,017	-	8,017
Income (loss) before tax	(141,725)	52,883	(88,842)
Depreciation/amortization	11,476	-	11,476
Identifiable assets	3,025,567	137	3,025,704
Net capital expenditures	68,560	-	68,560

Nine Months ended September 30, 2013
Total sales	$ 1,129,268	$ 352,259	$ 1,481,527
Total other income	5,806	-	5,806
Income (loss) before tax	(91,248)	76,402	(14,846)
Depreciation/amortization	10,096	-	10,096
Identifiable assets	2,995,733	3,242	2,998,975
Net capital expenditures	1,640	-	1,640

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ended September 30, 2013.  The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services decreased to $380,407 for the third quarter of 2014, compared to $574,507 for the third quarter of 2013.  Gross revenues, which include interest income, decreased to $382,899 for the quarter ended September 30, 2014, from $576,448 for the same quarter of 2013.  Year to date sales decreased to $1,412,493 as of September 30, 2014 as compared to $1,481,527 as of September 30, 2013. Year to date gross revenues decreased to $1,420,510 as of September 30, 2014 compared to $1,487,333 as of September 30, 2013.  Management believes the decrease in quarterly and year to date sales revenues is due to decreased core products and continuing economic concerns in foreign markets.

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

A percentage breakdown of EST's Domestic and Export Sales, for the third quarter of 2014 and 2013 are as follows:

	For the third quarter of
	2014	2013
Domestic Sales	97%	83%
Export Sales	3%	17%

OPERATING SEGMENTS:

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended September 30, 2014, the Company’s domestic operations represented 97% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $367,657 for the quarter ended September 30, 2014, compared to $479,944 for the quarter ended September 30, 2013.  Management believes the decrease in sales revenues is due to decreased domestic sales for water/waste water and mining industrial automation projects during the first nine months of 2014.  During the quarter ended September 30, 2014, two customers, comprised more than 10% of the Company’s sales revenues.

Domestic segment operating loss was $78,833 for the quarter ended September 30, 2014 as compared with a segment net operating income of $43,412 for the same quarter of 2013, due to decreased sales revenues for the segment during the third quarter of 2014.

For the nine-month period ended September 30, 2014, the Company’s domestic operations represented 86% of the Company’s total sales revenues.  Year to date domestic sales revenues increased to $1,207,925 as of September 30, 2014 compared to $1,129,268 for the same period of 2013. Management believes the increase in year to date sales revenues is due to increased engineering services and core product sales during the first nine months of 2014.

Year to date domestic segment operating loss was $141,725 for the period ended September 30, 2014 as compared with a segment operating loss of $91,248 for the same period of 2013, due to increased expenses the first nine months of 2014.

Foreign Revenues

The Company’s foreign operating segment represented 3% of the Company’s total net revenues for the quarter ended September 30, 2014.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended September 30, 2014, the Company had $12,750 in foreign export sales, amounting to 3% of total net revenues of the Company for the quarter, compared with foreign export sales of $94,863 for the same quarter of 2013.  Management believes the decrease in foreign sales revenues was due to one-time end of life purchase last year.  Revenues from foreign countries during the third quarter of 2014 consist primarily of revenues from product sales to Mexico and Peru.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended September 30, 2014.  Products purchased by foreign customers were used primarily in industrial automation applications.  We believe the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating loss for the foreign segment was $17,631 for the quarter ended September 30, 2014 as compared with a net operating profit of $17,783 for the same period of 2013, due to increased manufacturing over-head and lower sales for the segment during the third quarter of 2014.

For the nine-month period ended September 30, 2014, the Company had $204,568 in foreign export sales, amounting to 14% of total sales revenues of the Company for the period, compared with foreign export sales of $352,259 for the same period of 2013. Management believes the decrease in foreign sales revenues is due to lower than anticipated foreign sales revenues from projects in Hungary and Croatia during the first nine months of 2014.

Year to date foreign segment operating income was $52,883 for the period ended September 30, 2014 as compared with a segment operating income of $76,402 for the same period of 2013, due to decreased sales for the segment during the first nine months of 2014.

BACKLOG:

The Corporation had a sales order backlog of approximately $12,274 as of September 30, 2014.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the third quarter of 2014 and 2013 was 47% and 41%, respectively. The cost of sales increase for the third quarter of 2014 is the result of the product mix for items sold during the and manufacturing overhead that was not leveraged, when compared with the same period of 2013.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2014 increased $29,157 from the third quarter of 2013.  The following is an outline of operating expenses:

For the quarter ended:	September 30, 2014	September 30, 2013	Increase (Decrease)
General and Administrative	$ 67,284	$ 55,517	$ 11,767
Research/Development	80,798	64,114	16,684
Marketing	111,456	114,188	(2,732)
Customer Service	29,699	26,261	3,438
Total Operating Expenses	$ 289,237	$ 260,080	$ 29,157

GENERAL AND ADMINISTRATIVE:

During the third quarter of 2014, General and Administrative expenses increased $11,767 to $67,284 from the same quarter of 2013, due increased payroll, taxes and benefits.

RESEARCH AND DEVELOPMENT:

Research and Development expenses increased $16,684 to $80,798 during the third quarter of 2014, when compared with the same period in 2013 due to increased subcontracted engineering expertise and payroll.

MARKETING:

During the third quarter of 2014, marketing expenses decreased $2,732 to $111,456 from the same period in 2013, due to decreased travel to Latin America.

CUSTOMER SERVICE:

Customer service expenses during the third quarter of 2014 increased $3,438 to $29,699 when compared with the same quarter of 2013 due to increased department related wages during the period.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $2,492 in interest and dividend income during the quarter ended September 30, 2014.  Sources of this income were money market accounts and certificates of deposit.

STOCK OPTIONS:

As of September 30, 2014, the Company had 440,000 outstanding stock options. The options granted on February 28, 2014(see Note 4) may be exercised any time during the period from February 28, 2014 through February 28, 2017.  The Company's Form 8-K filed March 6, 2014, is incorporated herein by reference.  All outstanding stock options must be exercised within 90 days after termination of employment.

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2014 and 2013:

	2014	2013
Dividend yield	0.00%	0.00%
Expected volatility	75%	73%
Risk-free interest rate	0.68%	0.38%
Expected term (in years)	3	3
Estimated fair value per option granted	$0.20	$0.15

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2005 through 2013was 6.43%.

A summary of option activity during the nine months ended September 30, 2014, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2013	525,000	$0.27
Granted	175,000	0.41
Exercised	--	--
Expired	(260,000)	0.42
Outstanding at September 30, 2014	440,000	0.39

In February 2014, the Company issued 175,000 options with an estimated fair value per option of $0.20 resulting in a stock based compensation value of $34,930.  After the stock based compensation value was adjusted for the historical option forfeiture rate of 93.6%, a stock based compensation expense was charged against income for 2014 of $2,245. At September 30, 2014 the intrinsic value of outstanding stock options was approximately $10,300.

NET INCOME (LOSS):

The Company had a net loss of $93,806 for the third quarter of 2014, compared to net income of $51,956 for the same quarter of 2013.  For the nine-month period ended September 30, 2014, the Company recorded a net loss of $86,842 compared with net income of $54 for the same period of 2013.  The reduction in the Company’s net profit is the result of decreased sales revenues, increased payroll and engineering services during the third quarter of 2014.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2014 was 61.4:1 compared to 47.7:1 at December 31, 2013.  At September 30, 2014, the Company had cash and cash equivalents of $952,484; compared to cash and cash equivalent holdings of $896,580 at December 31, 2013.  The Company had certificates of deposit investments in the amount of $1,058,000 as of September 30, 2014 as compared to $1,414,000 as of December 31, 2013.

Accounts receivable increased to $134,034 as of September 30, 2014, from December 31, 2013 levels of $72,783, due to sales revenue timing differences between the third quarter of 2014 and year-end 2013.  Inventories increased to $715,650 as of September 30, 2014, from December 31, 2013 levels of $625,692, due primarily to inventory purchases for the production of the new ESTeem 210 and 195 products.  The Company's fixed assets, net of depreciation, increased to $88,455 as of September 30, 2014, from December 31, 2013 levels of $31,372. The increase is primarily due to the acquisition of software during the quarter ended September 30, 2014.

As of September 30, 2014, the Company’s accounts payable balance was $7,823 as compared with $8,669 at December 31, 2013, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities as of September 30, 2014 were $39,069, compared with $50,332 at December 31, 2013, and reflect items such as accrued vacation benefits and payroll tax liability.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at September 30, 2014 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2014, and the ensuing next twelve months.

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

Controls and Procedures (cont.)

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014.  Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of September 30, 2014.

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

There have been no changes during the quarter ended September 30, 2014 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any material current of pending legal proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Section 302 Certification, CEO
31.2	Section 302 Certification, CFO
32.1	Section 906 Certification, CEO
32.2	Section 906 Certification, CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: October 31, 2014	/s/ T.L. KIRCHNER
Name: T.L. Kirchner
Title: Director/President (Chief Executive Officer)

Date: October 31, 2014	/s/ Michael W. Eller
Name: Michael Eller
Title: Vice President (Principal Accounting Officer)

14