Form 10-K
period 2014-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2015-02-06
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $2,424,573 based on the reported last sale price of common stock on June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of February 4, 2015:  5,158,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  Forms 8-K dated February 14, 2013 and February 27, 2014.

ELECTRONIC SYSTEMS TECHNOLOGY INC.

FORM 10-K

Table of Contents

PART I

3

Item 1. Business.

3

Item 1A. Risk Factors.

8

Item 1B. Unresolved Staff Comments.

9

Item 2. Properties.

10

Item 3. Legal Proceedings.

10

Item 4. Mine Safety Disclosures.

10

PART II

11

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities.

11

Item 6.    Selected Financial Data.

11

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

15

Item 8.    Financial Statements and Supplementary Data.

16

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

34

Item 9A. Controls and Procedures.

34

Item 9B.  Other Information.

35

PART III

36

Item 10.   Directors, Executive Officers and Corporate Governance.

36

Item 11.   Executive Compensation.

38

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

40

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

43

Item 14.   Principal Accountant Fees and Services.

43

PART IV

44

Item 15.   Exhibits and Financial Statement Schedules.

44

SIGNATURES

45

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

Item 1. Business.

For over 30 years, Electronic Systems Technology, Inc. (“EST” or the “Company”) has specialized in the development and manufacturing of radio transceivers (wireless modems) for digital data applications (non-voice) that operate in the United States Federal Communications Commission (FCC) licensed/unlicensed VHF/UHF spread spectrum and narrow band radio communication bands for devices with Serial and Ethernet protocol interfaces. The FCC establishes which bands in the spectrum may be utilized and who may use these regulated communication bands.

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

The Company was incorporated in the State of Washington in February 1984, and was granted a United States Patent for the “Wireless Computer Modem” in May 1987, and Canadian patent in October 1988.  The Company established a "doing business as" or "DBA" structure, based on the Company's registered trade name of ESTeem Wireless Modems in 2007.  The Company continues to provide product improvements and enhancements to incorporate continuing technological developments, in response to customer needs and market opportunities.  New opportunities may arise from changes in FCC regulations or technological developments, both of these are reviewed by management to identify both marketability and profitability.

Development efforts during 2014 were focused primarily on our next generation ESTeem 210 and 195C/M Series radios to provide higher data through put to allow Ethernet hardware interfacing that was not practical in the past on the narrow band licensed frequencies. Our new 195 products will replace our legacy 192 Series narrow band radios that have been in service for over 18 years. The 195C/M which is downward compatible with our existing 192 Series Customer's sites will provide the customer cost savings with its new outdoor pole mounting feature and more competitive costing.

In an effort to maintain and expand its customer base, we have specifically focused primarily on the industrial control marketplace, the Company continues efforts to team with major programmable logic controller (PLC) hardware vendors.  During 2014, the Company celebrated its 23rd anniversary of its relationship with Rockwell Automation in their Encompass Program. Rockwell Automation is a major entity in the world wide automation and controls market place. The benefit of the Encompass program is increased exposure to markets that would not otherwise be cost effective to have a direct marketing channel presence in.

PRODUCTS AND MARKETS

The Company’s ESTeem wireless modem product lines provide wireless communication links between computers, peripherals, and instrumentation controls using radio frequency waves.  The widespread use of computer applications in business, industry and public service has created a dynamic environment of automation and networking, requiring constantly expanding amounts of data transfer.  Prior to the invention of the ESTeem modem, the majority of data transfers used telephone/cell phone modems or direct cable connections, both of which have costly side effects of routing wiring over long or short distances.  Wired systems have potentially expensive monthly charges for the use of telephone lines, and direct cable connections that can have installation costs as much or more than the cost of the communication system.  In comparison to conventional wired installations "wireless modems" provide, fast, flexible and expandable networking solutions that are a cost effective alternative. ESTeem wireless modem products provide a wireless solution for data transfer by eliminating the need for conventional hardwiring and leased phone lines.

All of the ESTeem models (“ESTeems”) come with industry standard asynchronous and/or Ethernet communications ports, giving users new dimensions to “Local Area Networking”. ESTeem modems work on a “packet burst” communications concept.  Packet systems, whether hardwired or radio, share the same principle of operation: data is taken from RS-232C, RS-422, RS-485 asynchronous or Ethernet ports and transmitted in “Electronic Packets”.  Once a packet of data is formed, the packet is transmitted in a "burst," from one ESTeem modem to another ESTeem modem, hence the term "packet burst communications." Internal Digi-Repeater features allow the user to increase operating range by relaying transmission through multiple ESTeems to reach a destination ESTeem. An ESTeem can operate as an operating node, a repeater node, or both simultaneously, for increased User site data routing flexibility.  Secure data communication is provided in the ESTeem products through use of proprietary technology and industry standard techniques.

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

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate (bps)	LOS Range (Miles)	Interface
210M	Narrow Band Licensed	150 to 174	2	To 64.8 Kbps	15	Ethernet/RS-232
195M	Narrow Band Licensed	150 to 174	.5 to 4	4.8 to 9.6 Kbps	15	Ethernet/RS-232/422/485
210C	Narrow Band Licensed	450 to 470	2	To 64.8 Kbps	15	Ethernet/RS-232
195C	Narrow Band Licensed	450 to 470	.5 to 4	4.8 to 9.6 Kbps	15	Ethernet/RS-232/422/485
195H	Narrow Band Licensed	217 to 220	.5 to 4	4.8 to 9.6 Kbps	15	Ethernet/RS-232/422/485

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology.  This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive.  Research and Development expenditures for new product development and improvements of existing products by the Company for 2014 and 20132 were $286,375 and $275,207.  None of the Company’s research and development expenses were paid directly by any of the Company’s customers.  During 2014, the Company contracted and will continue to contract with companies to provide software development and hardware design engineering expertise when required.

Development efforts during 2014 were focused primarily on the ESTeem 210C/M and 195C/M Series products in the 450/470 and 150/174 MHz licensed narrow band SCADA frequencies. The Company plans continued research and development expenditures for development and improvement projects, as they are deemed necessary.  The 195C/M Series, which is downward compatible for the existing 192 Series sites, was developed for Company’s large customer base that is still utilizing the 192 Series product. The Company ceased production of the 192 Series product in 2013 due to the obsolescence of major components, however due to the reliability of the 192 Series, many customers are still utilizing this product. It is the Company’s belief that providing a cost effective solution to this customer base is an important part of making EST the vendor of choice for our current customers.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2014 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem products.  Customers generally place orders on an "as needed basis".  Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.  As of December 31, 2014, the Company had a sales order backlog of $30,463.

During 2014, the Company continued advertising in trade publications specifically targeted at users of control, instrumentation, and automation systems, as well as domestic public safety entities.  The Company’s advertising targeted potential users of Programmable Logic Controllers (PLCs).  There are approximately twenty major PLC manufacturers worldwide.  The Company has maintained active attendance at tradeshows targeted toward the customers and markets in which it sells products. During 2014, the Company employed sales managers and product support personal to concentrate marketing efforts in both domestic and Latin American industrial automation markets.  During 2015, the Company intends to continue targeting domestic and foreign industrial automation markets.  The Company maintains an internet web site to provide access to product and technical information for both present and potential customers of the Company’s products.  Due to existing reseller relationships, the Company has not implemented an electronic commerce internet website.  The Company provides technical support and service for ESTeem products through phone support, field technicians and internet sources.  The Company believes high quality customer support is necessary and vital to its business.  To maintain a high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

During the year ended December 31, 2014, no one customer’s sales accounted 10% or more of total sales revenues.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

COMPETITION

The Company’s competition varies according to the market in which the Company's products are competing.  All of the markets in which the Company’s products are sold are highly competitive.  Listed below are the markets in which the Company’s products compete and major competitors in those markets:

Major Market	Major Competitors
Industrial Automation	FreeWave Technologies, GE/Microwave Data Systems, Prosoft and Cal Amp.

Computer networking, inter and intra building, and remote internet access.	Cisco, Digital Wireless, Dlink, Linksys, P-Com and Proxim

Mobile Data Computer systems for public safety applications	Cal Amp, IP Mobilenet, GE/Microwave Data Systems, Motorola, Trango Broadband, and various cellular service providers using 2G/3G architectures.

Management believes the ESTeem products compete favorably in the market because of licensed and unlicensed frequency choices, performance, price, and adaptability of the products to a wide range of applications.  The Company's major limitation in competing with other manufacturers is its limited marketing budget, which currently limits the Company’s nationwide advertising and sales force presence.

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

EST was granted a United States patent in 1987 for a "Wireless Computer Modem".  In 1988, EST was granted a Canadian patent for a "Wireless Computer Modem".  Both patents had lives of 17 years and have expired.  The Company’s rights to the ESTeem Wireless Modem trademark, in uninterrupted use by the Company since 1985, were renewed in 2014.  To protect the Company against unauthorized disclosure of proprietary information belonging to the Company, all employees, dealers, distributors, original equipment manufacturers, sales representatives and other persons having access to confidential information regarding Company products or technology are bound by non-disclosure agreements.

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

GOVERNMENT REGULATION

For operation in the United States, the ESTeem Radio products require Federal Communications Commission (FCC) type acceptance. The FCC type acceptance is granted for devices, which demonstrate operation within mandated and tested performance criteria.  All of the Company’s products requiring FCC type acceptance have been granted such acceptance.  All of the Company’s current ESTeem production models have also been granted type acceptance in Canada.

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

Approximately 10% of the Company’s inventory at December 31, 2014 consisted of parts having lead times ranging from 12 to 30 weeks.  Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, personal technology devices and other technology devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.

The Company contracts with Manufacturing Services, Inc., in Kennewick, Washington, for assembly and some engineering assistance services for the Company’s products.  Materials are provided by the Company.  By contracting with Manufacturing Services, Inc., the Company is able to avoid staff fluctuations associated with operating its own manufacturing operation.  The President of Manufacturing Services, Michael Brown a former Director, as well as the former President of Manufacturing Services, Melvin H. Brown, is a Director of the Company.  Management believes the costs for services provided by Manufacturing Services, Inc., are comparable with other manufacturing service companies in the Company’s geographical region.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

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

EMPLOYEES

As of December 31, 2014, the Company employed a staff of 13 persons on a full time basis, 4 in sales/marketing, 2 in technical support, 6 in engineering/manufacturing, and 1 in finance and administration, as well as 2 part time employees in engineering/manufacturing. There were no significant changes to key personnel in 2014.  The Company’s operations are dependent upon key members of its engineering and management personnel.  In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2014.  We determined that there continues to be material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2014.  We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration.  The same employee is responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses have been evaluated, but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

EST does not own any real property, plants, mines, or any other materially important physical properties.  The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg B1, Kennewick, Washington.  The Company leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington.  As of December 31, 2014, the total monthly lease cost, including tax, is $5,251.  The lease covers a period of three years, expiring September 2017.

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

	Price (1)
	High	Low
2014
First Quarter	$0.45	$0.26
Second Quarter	0.53	0.39
Third Quarter	0.58	0.46
Fourth Quarter	0.57	0.40

2013
First Quarter	$0.37	$0.25
Second Quarter	0.40	0.28
Third Quarter	0.41	0.34
Fourth Quarter	0.50	0.31

The above data was compiled from information obtained from the OTC Bulletin Board quotation service.

(1)

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTCQB was $0.46 on January 14, 2015.

The number of holders of record of common stock of the Registrant as of January 14, 2015 was 363 persons/entities with an unknown number of additional shareholders who hold shares through brokerage firms.

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

FISCAL YEAR 2014 vs. FISCAL YEAR 2013

GROSS REVENUES: Total revenues, including interest income, for the fiscal year 2014 were $1,877,937 reflecting a decrease of 15% from $2,198,416 in gross revenues for fiscal year 2013.  During the year ended December 31, 2014, no one customer’s sales accounted for more than 10% of the total sales revenues.  The decrease in total revenues is the result of decreased domestic product sales during 2013.  Product sales decreased to $1,867,420 in 2014, as compared to 2013 sales of $2,190,258, reflecting a decrease of 15%.  Management believes the decrease in sales revenues is the result of decreased product sales for the Company’s domestic sales segments, specifically industrial automation.  Management believes the decreased foreign product sales revenues during 2014 are the result of the fragile global economic conditions significantly impacting capital expenditures for projects involving the Company’s products having been delayed or cancelled.  The Company intends to continue targeting the domestic and foreign industrial control markets.  Management remains committed to pursuing existing marketing strategies, however cannot guarantee sustained sales revenues during 2015 in the continued fragile economic conditions that exist globally.

Interest revenues during 2014increased to $10,517 from 2013 level of $8,158 due to increased rates of return received on the Company’s investments.

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 12 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represent 84% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic revenues decreased to $1,571,995 for the year ended 2014, compared to $1,767,522 for the year ended 2013, reflecting a decrease of 11%.  Management believes the decrease in domestic segment product sales revenues during 2014 is the result of decreased demand in industrial automation.  In 2013 there were two large orders that were not repeated, one to a Defense contractor, and the other to an oil production related customer.

The majority of the Company's domestic product sales for 2014 were used in industrial automation applications. An example of an industrial automation application is a municipal water treatment operation, which employs the ESTeem modem to transmit industrial control information to and from control room areas via a wireless communications infrastructure.  It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future.

Domestic segment operating loss was $240,212 for 2014 as compared with a segment operating profit of $15,756 for 2013 due to decreased sales revenues during 2014.

Foreign Revenues

The Company’s foreign operating segment represents 16% of the Company’s total sales revenues.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During 2014, the Company had $295,425 in foreign export sales, amounting to 16% of sales revenues for the year, compared with foreign export sales of $422,736 for 2013, reflecting a decrease of 30%.  Management believes the decrease in foreign segment product sales revenues during 2014 is the result of the fragile global economic conditions and a strong U.S. Dollar.  Products purchased by foreign customers were used primarily in industrial automation applications.   Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment decreased to $86,302 for 2014 as compared with $92,441 for 2013 due to decreased segment operating sales revenues during 2014 when compared with 2013.

As of December 31, 2014, the Company had sales backlog of $30,463.  The Company’s customers generally place orders on an "as needed basis".  Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:  Cost of Sales, as a percentage of net sales, was 42.1% and 42.0% respectively, for 2014 and 2013.  Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  The Company's year-end inventory values for 2014 and 2013 were as follows:

	2014	2013
Parts	$283,375	$217,567
Work in progress	276,853	83,620
Finished goods	158,909	324,505
TOTAL	$719,137	$625,692

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements.

OPERATING EXPENSES: Operating expenses increased to $1,181,225 in 2014, from 2013 levels of $1,118,421 primarily due to increased wages and benefits during 2014.  Material changes in expenses are comprised of the following components: Wages and benefits by $66,144 and $21,018 respectively.   Depreciation expense increased during 2014 to $17,824 from 2013 levels of $13,540 due to the Company’s increased capital purchases.  Professional services decreased to $120,332 from 2013 levels of $144,528 due to decreased spending on type acceptance related fees in 2014.  Advertising expenses decreased to $16,091 for 2014, compared to $17,055 for 2013, Materials and Supplies expense increased during 2014 to $34,443 from 2013 levels of $18,898 due to increased research and development related projects during 2014.

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

Interest revenues during 2013 increased to $8,159 from 2012 level of $7,420 due to increased rates of return received on the Company’s investments.

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 12 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represent 81% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic revenues increased to $1,767,522 for the year ended 2013, compared to $1,648,899 for the year ended 2012, reflecting an increase of 7%.  Management believes the increase in domestic segment product sales revenues during 2013 is the result of increased product sales for the Company’s domestic sales segments, specifically in industrial automation.  Management believes the increased domestic product sales revenues during 2013 are the result of the improving economic conditions in the United States.

The majority of the Company's domestic product sales for 2013 were used in industrial automation applications. An example of an industrial automation application is a municipal water treatment operation, which employs the ESTeem modem to transmit industrial control information to and from control room areas via a wireless communications infrastructure.  It is the opinion of Management that industrial automation applications will continue to provide the largest portion of the Company's revenues in the foreseeable future.

Domestic segment operating profit was $282,276 for 2013 as compared with a segment operating profit of $202,853 for 2012 due to increased sales revenues and expense management during 2013.

Foreign Revenues

The Company’s foreign operating segment represents 19% of the Company’s total sales revenues.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During 2013, the Company had $422,736 in foreign export sales, amounting to 19% of sales revenues for the year, compared with foreign export sales of $464,917 for 2012, reflecting a decrease of 9%.  Management believes the decrease in foreign segment product sales revenues during 2013 is the result of the fragile global economic conditions.  Products purchased by foreign customers were used primarily in industrial automation applications.   Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment decreased to $92,441 for 2013 as compared with $124,402 for 2012 due to decreased segment operating sales revenues during 2013 when compared with 2012.

As of December 31, 2013, the Company had sales backlog of $13,213.  The Company’s customers generally place orders on an "as needed basis".  Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in a net loss of $101,790 for 2014, decreased from a net profit of $116,197 for 2013.  The decrease in profitability is the result of decreased sales revenues, increased operating expenses when compared with 2013.  At December 31, 2014, the Company's working capital was $2,836,980 compared with $3,019,759 at December 31, 2013. The Company’s operations rely solely on the income generated from sales.  The Company's major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production.  Extended availability for components critical for production of the Company’s products, ranging from 12 to 30 weeks, require the Company to maintain high inventory levels.  It is Management’s opinion that the Company’s working capital as of December 31, 2014 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 20134 was 34.8:1 compared to 48.2:1 at December 31, 2013.  The decrease in current asset ratio is the result of the Company having increased Accounts Payable and Customer Deposits for year-end 2014 when compared with year-end 2013.  The Company's cash resources at December 31, 2014, including cash and cash equivalent liquid assets, were $637,086, compared to cash resources of $896,580 at year-end 2013.  The decrease in cash and cash equivalent liquid assets is the result increased inventory and capital purchases when compared with year-end 2013.  The Company’s cash and cash equivalent assets are held in checking and money market investment accounts.

The Company's accounts receivable, adjusted for allowance for uncollectible accounts, at December 31, 2014, were $94,864, compared to $72,783 at year-end 2013.  Management believes that all Company accounts receivable as of December 31, 2014 are collectible and has reduced the reserve for uncollectable account to $0.

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

Inventory levels as of December 31, 2014, were $719,137, reflecting an increase from December 31, 2013 levels of $625,692. The increase in inventory between December 31, 2014 and December 31, 2013, is due to the addition of new products during 2014.

The Company had capital expenditures of $78,360 during 2014 primarily for software/network upgrades and a manufacturing die.  The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.

As of December 31, 2014, the Company's current liabilities increased to $83,865, from 2013 year-end levels of $63,911.  The increase in current liabilities is primarily the result of a deposit made for an order by a foreign customer of $26,247 at year-end 2014 compared with $4,910 for year-end 2013.

The Company had no off balance sheet arrangements for the year ended December 31, 2014.

Inflation had minimal adverse effect on the Company’s operations during 2014.  Minimal adverse effect is anticipated during 2015.

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

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	18

Financial Statements:

Balance Sheets	19

Statements of Income	20

Statements of Changes in Stockholders’ Equity	21

Statements of Cash Flows	22

Notes to Financial Statements	23-31

Supplemental Schedule of Operating Expenses	32-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Electronic Systems Technology, Inc.

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc. (“the Company”) as of December 31, 2014 and 2013, and the related statements of income, change in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Systems Technology, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The supplemental schedule of operating expenses for the years ended December 31, 2014 and 2013 (“the supplemental schedule of operating expenses”) has been subjected to audit procedures performed in conjunction with the audit of the Company's financial statements. The supplemental schedule of operating expenses is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental schedule of operating expenses reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule of operating expenses.  In our opinion, the supplemental schedule of operating expenses is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ DeCoria, Maichel & Teague, PS

Spokane, Washington

February 6, 2015

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS BALANCE SHEETS DECEMBER 31, 2014 AND 2013
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$ 44,591	$ 133,129
Money market investment	592,495	763,451
Certificates of deposit	1,402,625	1,414,000
Accounts receivable	94,864	72,783
Inventories	719,137	625,692
Prepaid insurance	5,505	11,389
Other prepaid expenses	6,198	24,298
Federal income tax refund receivable	2,721	-
Accrued interest receivable	3,109	2,947
Deferred income tax asset, current	49,600	35,981

Total Current Assets	2,920,845	3,083,670

PROPERTY AND EQUIPMENT – NET	91,907	31,372

VENDOR DEPOSITS	-	13,083

DEFERRED INCOME TAX ASSET	34,801	619
TOTAL ASSETS	$ 3,047,553	$ 3,128,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 14,573	$ 8,669
Refundable deposits	26,247	4,910
Accrued wages and bonus	5,554	15,149
Accrued vacation pay	29,644	24,249
Other accrued liabilities	7,847	7,234
Federal income tax payable	-	3,700

Total Current Liabilities	83,865	63,911

DEFERRED INCOME TAX LIABILITY	3,500	5,100
TOTAL LIABILITIES	87,365	69,011

COMMITMENTS AND CONTINGENCIES (NOTES 8 & 10)

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000
shares authorized, 5,158,667 shares issued and
outstanding at December 31, 2014 and 2013, respectively	5,159	5,159
Additional paid-in capital	1,007,861	1,005,616
Retained earnings	1,947,168	2,048,958
TOTAL STOCKHOLDERS’ EQUITY	2,960,188	3,059,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,047,553	$ 3,128,744

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
	2014	2013

SALES – NET	$ 1,867,420	$ 2,190,258

COST OF SALES	850,624	971,798

GROSS PROFIT	1,016,796	1,218,460

OPERATING EXPENSES	1,181,225	1,118,421

OPERATING INCOME (LOSS)	(164,429)	100,038

OTHER INCOME
Interest income	10,517	8,158

TOTAL OTHER INCOME	10,517	8,158

INCOME (LOSS) BEFORE INCOME TAXES	(153,912)	108,197

FEDERAL INCOME TAX BENEFIT	52,122	8,000

NET INCOME (LOSS) AFTER TAXES	$ (101,790)	$ 116,197

BASIC EARNINGS (LOSS) PER SHARE	$ (0.02)	$ 0.02
DILUTED EARNINGS (LOSS) PER SHARE	$ (0.02)	$ 0.02

OUTSTANDING BASIC WEIGHTED AVERAGE SHARES	5,158,667	5,158,667
OUTSTANDING DILUTED WEIGHTED AVERAGE SHARES	5,158,667	5,180,227

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
		Additional
	Common Stock	Paid-In		Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE AT DECEMBER 31, 2012	5,158,667	$ 5,159	$ 1,003,903	$ 1,932,761	$ 2,941,823

Net income	-	-	-	116,197	116,197

Share-based compensation	-	-	1,713	-	1,713

BALANCE AT DECEMBER 31, 2013	5,158,667	5,159	1,005,616	2,048,958	3,059,733

Net loss	-	-	-	(101,790)	(101,790)

Share-based compensation	-	-	2,245	-	2,245

BALANCE AT DECEMBER 31, 2014	5,158,667	$ 5,159	$ 1,007,861	$ 1,947,168	$ 2,960,188

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (101,790)	$ 116,197
Noncash expenses included in income (loss) :
Depreciation and amortization	17,824	13,540
Deferred income taxes	(49,401)	(11,700)
Share-based compensation	2,245	1,713
Decrease (increase) in operating assets:
Accounts receivable	(22,081)	122,699
Inventories	(93,445)	(123,736)
Prepaid expenses	23,984	3,454
Accrued interest receivable	(161)	(1,246)
Vendor deposits	13,083	(11,408)
Federal income tax refund receivable	(2,721)	-
Increase (decrease) in operating liabilities:
Accounts payable	5,905	2,393
Accrued wages, bonus and vacation	(4,200)	9,435
Other accrued liabilities	613
Refundable deposits	21,337	2,681
Federal income tax payable	(3,700)	3,700
Net Cash From Operating Activities	(192,508)	127,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(1,602,626)	(1,522,000)
Proceeds from maturities of certificates of deposit	1,614,000	1,475,000
Additions to property and equipment	(78,360)	(2,639)
Net Cash From Investing Activities	(66,986)	(49,639)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(259,494)	78,083

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	896,580	818,497

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 637,086	$ 896,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$ 2,721	$ -
Cash and cash equivalents:
Cash	$ 44,591	$ 133,129
Money market investments	592,495	763,451
Total cash and cash equivalents	$ 637,086	$ 896,580

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

Concentrations and Credit Risks

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

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for estimated uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts as of December 31, 2014 and 2013, the Company’s estimate of doubtful accounts was zero.  The Company’s policy for writing off past due accounts receivable is based on the amount, time past due, and response received from the subject customer.

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

Certificates of Deposit

Certificates of deposit with original maturities ranging from three months to twelve months were $1,402,625 and $1,414,000 at December 31, 2014 and 2013 respectively.

Software Costs

Software purchased and used by the Company is capitalized as property and equipment based on its cost, and amortized over its useful life, usually not exceeding five years.

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

Research and Development

Research and development costs are expensed as operating expenses when incurred.  Research and development expenditures for new product development and improvements of existing products by the Company for 2014 and 2013 were $286,375 and $275,207, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed as operating expenses when incurred.  Advertising costs for the years ended December 31, 2014 and 2013 were $16,091 and $17,055, respectively.

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

Potentially dilutive common stock equivalents consist of 440,000 and 525,000 stock options outstanding as of December 31, 2014 and 2013, respectively. As of December 31, 2014, the potentially dilutive stock options were not included in the calculation of the diluted weighted average number of shares outstanding or diluted EPS as their effect would have been anti-dilutive.

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

At December 31, 2014 and 2013 the Company has no assets or liabilities subject to fair value adjustments on a recurring basis.

2.

Inventories

Inventories consist of the following:

	2014	2013
Parts	$ 283,375	$ 217,567
Work in progress	276,853	83,620
Finished goods	158,909	324,505
	$ 719,137	$ 625,692

3.

Property and Equipment

Property and equipment consist of the following:

	2014	2013
Laboratory equipment	$ 615,088	$ 596,681
Software purchased	35,028	-
Furniture and fixtures	16,531	16,745
Dies and molds	128,676	105,353
	795,323	718,779
Accumulated depreciation and amortization	(703,416)	(687,407)
	$ 91,907	$ 31,372

4.

Income Taxes

The Company uses the liability method in accounting for income taxes.

The provision (benefit) for federal income taxes consisted of:

	2014	2013
Current	$ (2,721)	$ 3,700
Deferred	(49,401)	(11,700)
Provision (benefit) for federal income taxes	$ (52,122)	$ (8,000)

At December 31, 2014, the Company had approximately $43,000 of income tax credits available to reduce income taxes in future periods.  The credits expire from 2031-2034.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

4.

Income Taxes – (Continued)

The components of deferred tax assets and liabilities at December 31 were as follows:

Deferred tax assets:	2014	2013
Current:
Accrued liabilities	$ 8,776	$ 9,337
Inventories	40,824	26,644
Total current deferred tax assets	49,600	35,981
Long-term
Income tax credits	33,399	-
Other	1,402	619
Total long-term deferred tax assets	34,801	619
Total deferred tax assets	$ 84,401	$ 36,600

Deferred tax liabilities:
Depreciable property	$ 3,500	$ 5,100
Total	$ 3,500	$ 5,100

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate of 35% were as follows:

	2014	2013

Amount computed using the statutory rate	$ (53,870)	$ 37,869
Non-deductible permanent differences	1,748	2,458
Income tax credits	-	(35,843)
Effect of graduated rates	-	(12,484)
Provision (benefit) for federal income taxes	$ (52,122)	$ (8,000)

Should the Company have future accrued interest expense and penalties related to uncertain income tax positions, they will recognize those expenses in income tax expense.

The Company files federal income tax returns in the United States only.  The Company is no longer subject to federal income tax examination by tax authorities for years before 2011.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties.

5.

Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit Sharing Plan and Salary Deferral 401-K Plan and Trust.  All employees over the age of twenty-one are eligible.  On January 1, 2006, the Company adopted a four percent salary matching provision.  The Company contributed $30,742 and $27,072 to the plan for the years ended December 31, 2014 and 2013 respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

6.

Employee Profit Sharing Bonus Program

The Company makes discretionary contributions to the Employees Profit Sharing Bonus Program (a non-qualified plan) based upon ten percent of the first $100,000 of pre-tax net income plus eight percent of pre-tax net income in excess of $100,000.  There was no accrual recorded for 2014. The Company accrued $11,582 for the year ended December 31, 2013.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

	2014	2013
Dividend yield	0.00%	0.00%
Expected volatility	75%	73%
Risk-free interest rate	0.68%	0.38%
Option exercise rate	6.4%	6.6%
Expected term (in years)	3	3
Estimated fair value per option granted	$ 0.20	$ 0.15

The average risk-free interest rate is based on the three-year U.S. Treasury Bond rate in effect as of the grant date.  The expected volatility is determined using a weighted average of weekly historical volatility of the stock price over a period of one year prior to the grant dates.  The Company uses historical data to estimate option exercise rates.

In the years ended December 31, 2014 and 2013, the Company recognized $2,245 and $1,713 respectively, in share-based compensation expense.  No non-vested share-based compensation arrangements existed as of December 31, 2014 and 2013.

A summary of option activity follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number	Price Per	Term
	Outstanding	Option	(Years)
Balance at December 31, 2012	505,000	$ 0.42	1.1
Granted	175,000	0.31
Expired	(155,000)	0.48
Balance at December 31, 2013	525,000	0.38	1.1
Granted	175,000	0.32
Expired	(260,000)	0.45
Balance at December 31, 2014	440,000	0.39	2.1
Outstanding and Exercisable at December 31, 2014	440,000	$ 0.39	2.1

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2014, was $0.

8.

Leases

The Company leases its facilities from a port authority for $5,251 per month for three years, expiring in September 2017, with annual increases based upon the Consumer Price Index.  The lease expense for the years ended December 31, 2014 and 2013 was $62,133 and $60,691 respectively.

9.

Related Party Transactions

For the years ended December 31, 2014 and 2013, services in the amount of $65,922 and $116,662 respectively, were contracted with a manufacturing process company, Manufacturing Services, Inc.  The past president of Manufacturing Services, Inc., is a member of the Board of Directors of Electronic Systems Technology, Inc.

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

Domestic customers represent approximately eighty-one percent of total net revenues.  Foreign customers represent approximately nineteen percent of total net revenues.  One individual customer comprised more than ten percent of sales revenue.  Revenues from foreign countries consist primarily of revenues from Canada, Hungary and Peru.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, Note 1.  Management evaluates performance based on net revenues and operating expenses.  Administrative functions such as finance and information systems are centralized.  However, where applicable, portions of the administrative function expenses are allocated between the operating segments.  The operating segments share the same manufacturing and distribution facilities.  Costs of operating the manufacturing plant, equipment, inventory, and accounts receivable are allocated directly to each segment.  During the years ended December 31, 2014 and 2013, one customer accounted for 9.7% and 20.1% of the Company’s sales revenue, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

NOTES TO FINANCIAL STATEMENTS

11.

Segment Reporting – (Continued)

Summary financial information for the two reportable segments is as follows:

2014	Domestic	Foreign	Total

Total sales, net	$ 1,571,995	$ 295,425	$ 1,867,420
Total other income	10,517	-	10,517
Depreciation	17,824	-	17,824
Income (loss) before tax	(240,215)	86,302	(153,913)
Identifiable assets	3,045,753	1,800	3,047,553
Net capital expenditures	78,360	-	78,360

2013	Domestic	Foreign	Total

Total sales, net	$ 1,767,522	$ 422,736	$ 2,190,258
Total other income	8,158	-	8,158
Depreciation	13,540	-	13,540
Income before tax	15,756	92,441	108,197
Identifiable assets	3,117,484	11,260	3,128,744
Net capital expenditures	2,639	-	2,639

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Advertising	$ 16,091	$ 17,055
Dues and subscriptions	2,545	963
Depreciation	17,824	13,540
Insurance	15,501	12,763
Materials and supplies	34,433	18,898
Office and administration	15,365	7,372
Printing	1,565	2,312
Professional services	120,332	144,528
Rent and utilities	70,173	64,626
Repair and maintenance	9,235	4,553
Salaries	905,889	839,745
Taxes, licenses & health insurance	236,624	215,606
Telephone	8,335	7,932
Trade shows	38,251	40,550
Travel expenses	41,377	60,210

	1,533,540	1,450,653

Expenses allocated to cost of sales	(352,315)	(332,232)

Total Operating Expenses	$ 1,181,225	$ 1,118,421

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act ) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2014.

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

As of December 31, 2014 Management conducted an assessment of the effectiveness of EST’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements. The material weakness is as follows:

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

Management’s Remediation Initiatives

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

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

During the quarter ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On February 27, 2014 options to purchase 175,000 shares of our common stock were granted to individual employees and directors, subject to certain terms and conditions.  The Company's Form 8-K, filed February 27, 2014, is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2014 as well as the term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/06/14 – 06/03/17	66	President of the Company
Melvin H. Brown	06/05/09 – 06/05/15	84	Former President of Manufacturing Services, Inc.
Vern Kornelsen	06/06/14 – 06/03/17	82	General Partner of EDCO
Robert Southworth	06/05/09 – 06/05/15	71	Patent Attorney, U.S. Dept. of Energy (retired)
John L. Schooley	06/04/13 – 06/04/16	75	Former President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company, except the agreement with Manufacturing Services, Inc. as described elsewhere in this report.

Melvin H. Brown is the father of Michael S. Brown, a former Directors of the Company.  Outside of this family relationship, there are no family relationships, whether by blood, marriage, or adoption, between any of the Directors or Executive Officers of the Company.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2014 is comprised of Robert Southworth (Chairman), Melvin Brown and John Schooley.  Melvin Brown is considered to be non-independent members of the Audit Committee; however, their serving on the Audit Committee was deemed by the Board to be in the best interest of the Company due to Melvin Brown’s experience and familiarity with the Company.  The Audit Committee met on one occasion in 2014 and acted by unanimous written consent one time.  The Board of Directors has determined that none of the audit committee members can be classified as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.  The Board of Directors does not contain a member that can be classified as an “audit committee financial expert” under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely due to the high cost of such Director candidates.

The Board has also adopted a charter for the Audit Committee. The charter for the audit committee is available on our website at www.esteem..com . The audit committee charter is also available in print to any shareholder who requests it.

Compensation Committee

There is no Compensation Committee of the Board of Directors. The Board of Directors did establish an Employee/Director Stock Option Committee consisting of Tom Kirchner.  The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2014. There is no charter for the Employee/Director Stock Option Committee.

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

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2013; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
T. L. Kirchner	66	President/CEO	3 Years	02/10/84- Present
Michael Eller	54	Vice President/Principal Accounting Officer	Elected by the Board of Directors	9/7/12- Present

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

VERN D. KORNELSEN.  Mr. Kornelsen is the General Partner of EDCO Partners LLP.  Mr. Kornelsen formerly practiced as a certified public accountant in Denver, CO for many years and is a financial consultant to several early stage companies.  He was a director of Valleylab for 10 years, and led an investor group that provided a portion of its initial funding.  Mr. Kornelsen has been a director and participated in the capitalizing of a number of early stage companies, and is currently a director and audit-committee member of a publicly-held company, Encision Inc. of Boulder, CO.  He is also the Chairman, Secretary, Director, and CFO of Lifeloc Technologies, Inc., a publicly-held company located in Wheat Ridge, CO.

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

MICHAEL W. ELLER.  Mr. Eller is the Vice President and Principal Accounting Officer.  During the last five years Mr. Eller has been a full time employee of the Company and Macys Logistics and Operations where he was employed as the Vice President of Operations and Director of Finances.  Mr. Eller does not serve as a director for any other company registered under the Securities Exchange Act.

Family Relationships

Michael S. Brown is the son of Melvin H. Brown.

Section 16(A) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2014, to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

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

Item 11. Executive Compensation.

The Company’s principal executive officer is T.L. Kirchner, President and CEO.  The Company’s Vice President and principal accounting officer is Michael W. Eller.

Information concerning the compensation of the Company’s principal executive officer and principal accounting officer, as well as any other compensated employees of the Registrant's whose total compensation exceeded $100,000 during 2014 and 2013is provided in the following Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”):

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)
T.L. Kirchner, President/CEO	2014	$160,586	$3,661	-	$321	-	-	$23,242	$187,810
	2013	$160,000	-	-	$145	-	-	$26,342	$186,587
Michael W. Eller Principal Accounting Officer	2014	$85,002	$1,602	-	N/A	-	-	$13,915	$100,519
	2013	$70,000	-	-	N/A	-	-	$12,707	$82,707

(1)

Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus.  Bonus calculated for 2013 results paid during 2014.

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

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2014 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	25,000	14.3%	0.41	2/27/2017

(5)

This table does not include Stock Options granted previously.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2014 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
T.L. Kirchner, President/ CEO	25,000	0	0	$0.41	2/27/17	0	0	0	0
	25,000	0	0	$0.31	2/14/16	0	0	0	0
	25,000	0	0	$0.44	2/09/15	0	0	0	0

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. Directors with no less than three years continuous tenure are eligible for stock option awards, as governed by the Company stock option plan.  There is currently no other compensation arrangements for the Company’s directors.  (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.)  The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2014 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Melvin Brown	$0	$0	$321	$0	$0	$0	$321
Michael Brown	$0	$0	$321	$0	$0	$0	$321
John Schooley	$0	$0	$321	$0	$0	$2,211	$2,532
Robert Southworth	$0	$0	$321	$0	$0	$352	$673
Vern Kornelsen	$0	$0	$0	$0	$0	$632	$632

(1) Compensation information for Tom Kirchner, President and CEO, and Michael Eller, Vice President and Principal Accounting Officer is contained in the Executive Compensation Summary Compensation Table.

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

Option Exercises

 During our fiscal year ended December 31, 2014, there were no options exercised by our NEO’s or Directors.

We do not currently have a Long-Term Incentive Plan (“LTIP”).

Summary of Executive Employment Agreements

There are no executive employment agreements with any officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2014, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	EDCO Partners LLP 4605 Denice Drive Englewood CO 80111	1,232,133	23.9%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	7.8%
Common	Zeff Capital, LP 1601 Broadway, 12th Floor New York NY 10019	373,829	7.2%
Common	Theodore Dienard & Jennifer Quasha-Dienard 1345 Avenue of the Americas New York NY 10105	288,384	5.6%

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

(2)

The T. L.Kirchner listed above has stock options giving the right to acquire 75,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 10, 2012, February 14, 2013 and February 28, 2014, respectively.

(3)

Does not include options granted.  See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 20, 2015, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Name/Address of Beneficial Owner (1)	Title of Class	Amount & Nature of Beneficial Ownership	Percent of Class
T.L. Kirchner (Officer & Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	403,488 (2)	7.8%
Melvin H. Brown (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	76,500 (2)	1.5%
John Schooley (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	135,000 (2)	2.6%
Vern Kornelsen (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	1,232,133	23.9%
Robert Southworth (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common
Michael W. Eller (Officer) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common
All Officers and Directors as a group	Common	1,847,121	35.8%

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

The information below does not include stock options granted in February 2015.

Recipients of Stock Options currently unexpired as of December 31, 2014 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 2-27-2014
Sam Amaral	5,000	0.41
Melvin Brown	25,000	0.41
Alan B. Cook	5,000	0.41
Tom Kirchner	25,000	0.41
Eric P. Marske	15,000	0.41
Jason Muhlbeier	5,000	0.41
Anthony C. Pfau	5,000	0.41
Neil Hellfeldt	5,000	0.41
John L. Schooley	25,000	0.41
Robert Southworth	25,000	0.41
George Stoltz	5,000	0.41
Dan Tolley	5,000	0.41
Total	150,000	0.41

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 2-10-2013
Sam Amaral	5,000	0.37
Melvin Brown	25,000	0.37
Alan B. Cook	5,000	0.37
Tom Kirchner	25,000	0.37
Eric P. Marske	15,000	0.37
Jason Muhlbeier	5,000	0.37
Anthony C. Pfau	5,000	0.37
John L. Schooley	25,000	0.37
Robert Southworth	25,000	0.37
George Stoltz	5,000	0.37
Dan Tolley	5,000	0.37
Total	145,000	0.37

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 2-11-2012
Sam Amaral	5,000	0.44
Melvin Brown	25,000	0.44
Alan B. Cook	5,000.044
Tom Kirchner	25,000.044
Eric P. Marske	15,000.044
Jason Muhlbeier	5,000.044
Anthony C. Pfau	5,000.044
John L. Schooley	25,000.044
Robert Southworth	25,000.044
George Stoltz	5,000.044
Dan Tolley	5,000.044
Total	145,000.044

Stock options must be exercised within 90 days after termination of employment/board membership.  During 2014, 260,000 options expired, 175,000 shares were granted and no shares under option were exercised.  At December 31, 2014 there were 440,000 options outstanding and exercisable.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

During 2014, the Company contracted for services from Manufacturing Services, Inc. in the amount of $65,922.  Manufacturing Services, Inc. is owned and operated by Michael S. Brown.  Melvin H. Brown is the father of Michael S. Brown, is currently Directors of Electronic Systems Technology, Inc.  Management believes the costs for services provided by Manufacturing Services, Inc., are comparable with other manufacturing service companies in the Company’s geographical region.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table presents fees billed to us during December 31, 2014 and 2013, for professional services provided by DeCcoria Maichel & Teague.

Year Ended	December 31, 2014	December 31, 2013
Audit fees (1)	$44,459	$43,175
Audit-related fees (2)	-	-
Tax fees (3)	3,500	2,500
All other fees (4)	-	-
Total Fees	$47,959	$45,675

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:   /s/ T. L. KIRCHNER

         T.L. Kirchner, Director/President

        (Principal Executive Officer)

Date:  February 6, 2015

By:  /s/ Michael W. Eller

        Michael W. Eller, Vice President

        (Principal Accounting Officer)

Date:  February 6, 2015

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ T.L. KIRCHNER	Director/President	February 6, 2015
T.L. Kirchner

/s/ MELVIN BROWN	Director	February 6, 2015
Melvin H. Brown

/s/ VERN KORNELSEN	Director	February 6, 2015
Vern D. Kornelsen

/s/ ROBERT SOUTHWORTH	Director	February 6, 2015
Robert Southworth

/s/ JOHN SCHOOLEY	Director	February 6, 2015
John L. Schooley