Form 10-Q
period 2015-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2015-04-29
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 22, 2015, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 545,767	$ 637,086
Certificates of deposit investments	1,402,625	1,402,625
Accounts receivable	109,163	94,864
Inventories	666,478	719,137
Accrued interest receivable	2,944	3,109
Prepaid insurance	5,011	5,505
Prepaid expenses	22,776	8,919
Deferred income tax asset, current	38,700	49,600
Total current assets	2,793,464	2,920,845

Property and equipment, net of depreciation	96,557	91,907

Deferred income tax asset	34,601	31,301
Total assets	$ 2,924,622	$ 3,044,053

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 14,716	$ 14,573
Accrued liabilities	46,690	43,045
Refundable deposits	80	26,247
Total current liabilities	61,486	83,865
Total liabilities	61,486	83,865

COMMITMENTS and CONTINGENCIES (NOTES 5 & 7)

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 5,158,667 shares issued and outstanding	5,159	5,159
Additional paid-in capital	1,007,861	1,007,861
Retained earnings	1,850,116	1,947,168
Total stockholders' equity	2,863,136	2,960,188
Total liabilities and stockholders' equity	$ 2,924,622	$ 3,044,053

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2015	2014

PRODUCT SALES, net	$ 428,026	$ 448,809
SITE SUPPORT	21,846	51,015
COST OF SALES and SITE SUPPORT	(201,597)	(227,942)
GROSS PROFIT	248,275	271,882

OPERATING EXPENSES
General and administrative	100,700	86,200
Research and development	73,122	58,849
Marketing	138,413	108,240
Customer service	28,248	27,332
Total operating expenses	340,483	280,621
OPERATING LOSS	(92,208)	(8,739)

OTHER INCOME
Interest income	2,757	2,549
Total other income	2,757	2,549

NET LOSS BEFORE INCOME TAX	(89,451)	(6,190)
Benefit (provision) for income tax	(7,600)	240
NET LOSS	$ (97,051)	$ (5,950)

Basic and diluted loss per share	$ (0.02)	$ Nil

Weighted average shares used in computing loss per share Basic and diluted	5,158,667	5,158,667

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)

	March 31,	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (97,051)	$ (5,950)

Noncash items included in loss:
Depreciation	8,330	2,531
Deferred income taxes	7,600	500
Share based compensation	-	2,245

Changes in operating assets and liabilities:
Accounts receivable, net	(14,299)	(126,829)
Inventories	52,659	(94,972)
Accrued interest receivable	165	(915)
Prepaid insurance	-	4,506
Prepaid expenses	(13,363)	10,101
Deposits	-	11,408
Accounts payable	143	945
Refundable deposits	(26,167)	(2,970)
Accrued liabilities	3,644	(9,359)
NET CASH USED IN OPERATING ACTIVITIES	(78,339)	(208,759)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Certificates of deposit redeemed	-	5,000
Purchase of equipment	(12,980)	(10,870)
NET CASH USED IN INVESTING ACTIVITIES	(12,980)	(5,870)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(91,319)	(214,629)
Cash and cash equivalents at beginning of period	637,086	896,581
Cash and cash equivalents at end of period	$ 545,767	$ 681,952

Cash and cash equivalents:
Cash	$ 227,890	$ 50,158
Cash equivalents	317,877	631,794
Total cash and cash equivalents	$ 545,767	$ 681,952

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company") presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2015 and March 31, 2014.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2014 as filed with Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	March 31 2015	December 31 2014
Parts	$ 232,007	$ 283,375
Work in progress	247,158	276,853
Finished goods	187,312	158,909
Total inventory	$ 666,478	$ 719,137

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At March 31, 2015 the Company had 295,000 outstanding stock options that could have a dilutive effect on future periods’ income.  However, diluted earnings per share are not presented because their effect would be antidilutive due to Company’s losses.

NOTE 4 - STOCK OPTIONS

As of March 31, 2015, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors did not issue stock options during the first quarter ended March 31, 2015. The Board of Directors will consider issuing stock options later in 2015.

The fair value of options granted in 2014 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

2014
Dividend yield	0.00%
Expected volatility	75%
Risk-free interest rate	0.68%
Expected term (in years)	3
Fair Value per Option Granted	$0.20

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2014 was 6.00%. All options vested immediately upon issue.

A summary of option activity during the quarter ended March 31, 2015 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2014	440,000	$0.36
Granted	-	-
Expired	(145,000)	0.37
Outstanding and Exercisable at March 31, 2015	295,000	$0.36	1.67	$14,750

A summary of option activity during the quarter ended March 31, 2014 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2013	525,000	$ 0.38
Granted	175,000	0.44
Expired	(185,000)	0.44
Outstanding and Exercisable at March 31, 2014	515,000	$ 0.40	2.33	$ 10,300

NOTE 5 - LEASES

The Company leases its facilities from a port authority for $5,251 per month for three years, expiring in September 2017, with annual increases based upon the Consumer Price Index.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the quarters ended March 31, 2015 and March 31, 2014, services in the amount of $1,674 and $19,156, respectively, were contracted with Manufacturing Services, Inc. (MSI), of which the current owner, Michael S. Brown is a former Director of the Company and son of MSI’s former owner, Melvin H. Brown, who is currently a member of the Company’s Board of Directors. The Company had accounts payable to Manufacturing Services, Inc. at March 31, 2015 and March 31, 2014 of $0 and $180, respectively.

During the quarter ended March 31, 2015 the Company accrued total directors’ fees of $1,200, or $300 per director for board meetings attended.

NOTE 7 - COMMITMENTS and CONTINGENCIES

In 2009, the Company entered into a licensing agreement with Wi-LAN, Inc. (a Canadian Company), to pay royalties for certain licensing rights and liability releases.  Such amounts are not considered significant by the Company.

NOTE 8 - SEGMENT REPORTING

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

During the quarters ended March 31, 2015 and 2014, domestic customers represented approximately 68% and 81% of total net revenues, respectively.  In addition during the quarters ended March 31, 2015 and 2014, foreign customers represented 32% and 19% of total net revenues, respectively.  During the quarter ended March 31, 2015, product sales to one customers exceeded more than 10% of the Company's sales revenues.  During the quarter ended March 31, 2014 two customers accounted for more than 10% of the Company’s revenues.

Revenues from foreign countries consisted primarily of revenues from Croatia, Peru, and Canada.

Summary financial information for the two reportable segments for the first quarter of 2015 and 2014 is as follows:

Quarter ended March 31, 2015	Domestic	Foreign	Total
Total sales	$ 306,117	$ 143,755	$ 449,872
Total other income	2,757	-	2,757
Earnings (loss) before tax	(145,560)	56,109	(89,451)
Depreciation/amortization	8,330	-	8,330
Identifiable assets	2,898,111	26,711	2,924,622
Net capital expenditures	12,980		12,980

Quarter ended March 31, 2014
Total sales	$ 405,170	$ 94,654	$ 499,824
Total other income	2,549	-	2,549
Earnings (loss) before tax	(27,280)	21,090	(6,190)
Depreciation/amortization	2,531	-	2,531
Identifiable assets	3,110,758	6,398	3,117,156
Net capital expenditures	10,870		10,870

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended March 31, 2015.  The following statements may be forward looking in nature and actual results may differ materially.

A.

RESULTS OF OPERATIONS

REVENUES: Total revenues from sales decreased to $449,872 for the first quarter of 2015 as compared to $499,824 in the first quarter of 2014, reflecting a decrease of 10%.  Gross revenues, including interest income, decreased to $452,630 for the quarter ended March 31, 2015, from $502,373 for the same quarter of 2014.  Management believes the decrease in sales revenues is due to decreased domestic industrial automation sales during first quarter of 2015 when compared with the same quarter of 2014.

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

A percentage breakdown of EST's market segments of Domestic and Foreign Export sales, for the first quarter of 2015 and 2014 are as follows:

For the first quarter of	2015	2014
Domestic Sales	68%	81%
Export Sales	32%	19%

OPERATING SEGMENTS

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 8 – Segment Reporting”.

Domestic Revenues

The Company’s domestic operations represented 68% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $306,117 for the quarter ended March 31, 2015, compared to $405,170 for the quarter ended March 31, 2014, reflecting a decrease of 24%.  During the quarter ended March 31, 2015, product sales no customer, comprised more than 10% of the Company's sales revenues.  Management believes the decrease in domestic sales revenues is the result of decreased demand for the Company’s products for domestic industrial, which may have been caused by the severe winter weather in the eastern part of the country.

Domestic segment operating loss was $145,560 for the quarter ended March 31, 2015 as compared with a domestic segment operating loss of $27,280 for the same quarter of 2014, due to decreased sales revenues for the segment during the first quarter of 2015.

Foreign Revenues

The Company’s foreign operating segment represented 32% of the Company’s total net revenues for the quarter ended March 31, 2015.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended March 31, 2015, the Company had $143,755 in foreign export sales, or 32% of total net revenues of the Company for the quarter, compared with foreign export sales of $94,654 or 19% of net revenues for the same quarter of 2014, reflecting an increase of 52%.  The majority of foreign export sales revenues during the first quarter of 2015 were used in industrial automation projects in Croatia, Peru and Canada. Management believes the increase in foreign sales revenues is due to increased product sales for industrial automation sales in Latin America and Europe during the first quarter of 2015.  Management believes the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating income for the foreign segment increased to $56,109 for the quarter ended March 31, 2015 as compared with $21,090 for the same period of 2014 due to increased sales revenues for the quarter ended March 31, 2014.

BACKLOG:

As of March 31, 2015, the Company had a sales order backlog of $10,426.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2015 and 2014 were 42% and 41% of respective net sales and are calculated excluding site support expenses of $19,879 and $43,208 respectively. The cost of sales percentage increase in the first quarter of 2015 is the result of the product mix of items and services sold during the quarter having decreased profit margins when compared with the product mix sold during the same quarter of 2014.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2015 increased $58,923 from first quarter of 2014 levels.  The following is a delineation of operating expenses:

	March 31, 2015	March 31, 2014	Increase (Decrease)
General and administrative	$ 100,700	$ 86,200	$ 14,500
Research and development	73,122	58,849	14,273
Marketing	138,413	108,240	30,173
Customer service	28,248	27,332	916
Total operating expenses	$ 340,483	$ 280,621	$ 59,862

General and administrative:  For the first quarter of 2015 General and administrative expenses increased $14,500 to $100,700, due to increased wages and benefit expenses when compared with the same quarter of 2014.

Research and development:  Research and Development expenses increased $14,273 to $73,122 during the first quarter of 2015 due to increased wages when compared with the same quarter of 2014.

Marketing: During the first quarter of 2015, marketing expenses increased $30,173 to $138,413 when compared with the same period of 2014, due to increased wages, travel and consulting service expenses during the first quarter of 2015.

Customer service: Customer service expenses increased $916 to $28,248 during the first quarter of 2015, due to increased benefits and depreciation when compared with the same quarter of 2014.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $2,757 in interest and dividend income during the quarter ended March 31, 2015.  Sources of this income were money market accounts and certificates of deposit.

NET LOSS:

The Company had a net loss of $97,051 for the first quarter of 2015 compared to a net loss of $5,950 for the same quarter of 2014.  The increase in net loss during 2015 is the result of decreased sales revenues, product mix and increased expenses.

Included in the net loss is the tax impact of a $7600 provision that relates to changes in temporary differences in tax versus book inventory. Additionally, at March 31, 2015, the Company has $43,600 of research and development tax credits available to reduce any Federal Income taxes that may be incurred in future periods.

B.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2015 was 45.4:1 compared to 34.8:1 at December 31, 2014.  The increase in current ratio is due to increased accounts receivable and prepaid expenses at March 31, 2015 when compared with December 31, 2014.

For the quarter ended March 31, 2015, the Company had cash and cash equivalents of $545,767 as compared to cash and cash equivalent holdings of $637,086 at December 31, 2014, primarily reflecting changes in inventory and Accounts Receivable when compared with year-end 2014.

Accounts receivable increased to $109,163 as of March 31, 2015, from December 31, 2014 levels of $94,864 due to sales and collection timing differences when compared with year-end 2014.  Inventory decreased to $666,478 at March 31, 2015 from December 31, 2014 levels of $719,137.  The Company's fixed assets, net of depreciation, increased to $96,557 as of March 31, 2015 from December 31, 2014 levels of $91,907, due to purchase of equipment during the first quarter of 2015 of $12,980.  Deferred tax asset as of March 31, 2015 decreased to $73,301 due to the income tax expense recognized during the first quarter of 2015 and the impact of temporary differences relating to inventory.  Prepaid insurance and expenses increased to $27,787 as of March 31, 2015 as compared with $14,424 for December 31, 2014 due to increased prepaid trade show expenses and insurance expenses when compared with year-end 2014.

As of March 31, 2015, the trade accounts payable balance was $14,716 compared with $14,573 at December 31, 2014, and reflect amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of March 31, 2015 were $46,690, compared with $43,045 at December 31, 2014, and reflect items such as payroll and state tax liabilities and accrued vacation benefits.  At March 31, 2015 the Company had refundable customer deposit liabilities of $80 compared with $26,247 at December 31, 2014.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2015 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2015.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2015.

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

There have been no changes during the quarter ended March 31, 2015 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ T. L. KIRCHNER
Date: April 28, 2015	Name: T.L. Kirchner
Title: Director/President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: April 28, 2015	Name: Michael W. Eller
Title: Vice President
(Principal Accounting Officer)