Form 10-Q
period 2015-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2015-08-04
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2015, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

FORM 10-Q

June 30, 2015

Index

PART I - FINANCIAL INFORMATION

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

13

Item 1.  Legal Proceedings

13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.  Defaults Upon Senior Securities

13

Item 4.  Mine Safety Disclosure

13

Item 5.  Other Information

13

Item 6.  Exhibits

13

SIGNATURES

14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
	June 30, 2015 (Unaudited)	December, 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$ 446,726	$ 637,086
Certificates of deposit investments	1,402,625	1,402,625
Accounts receivable	103,285	94,864
Inventories	662,329	719,137
Accrued interest receivable	5,769	3,109
Prepaid insurance	3,578	5,505
Prepaid expenses	17,278	8,919
Deferred income tax asset, current	30,015	49,600
Total current assets	2,671,605	2,920,845

Property and equipment, net	91,274	91,907

Deferred income tax asset, net	50,886	31,301
Total assets	$ 2,813,765	$ 3,044,053

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 14,880	$ 14,573
Accrued liabilities	53,735	43,045
Refundable deposits	8,583	26,247
Total current liabilities	77,198	83,865
Total liabilities	77,198	83,865

COMMITMENTS and CONTINGENCIES (NOTES 5 & 7)

Stockholders’ equity
Common stock, $0.001 par value 50,000,000 shares authorized 5,158,667 shares issued and outstanding	5,159	5,159
Additional paid-in capital	1,007,861	1,007,861
Retained earnings	1,723,547	1,947,168
Total stockholders’ equity	2,736,567	2,960,188
Total liabilities and stockholders’ equity	$ 2,813,765	$ 3,044,053

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
SALES, NET	$ 330,753	$ 482,976	$ 758,779	$ 931,785
SITE SUPPORT	22,721	49,286	44,567	100,301
COST OF SALES	(173,842)	(229,986)	(375,439)	(457,928)
GROSS PROFIT	179,632	302,276	427,907	574,157

OPERATING EXPENSES
General and administrative	83,664	71,589	184,364	157,789
Research and development	74,107	65,793	147,229	124,642
Marketing	128,512	122,686	266,925	230,926
Customer service	30,560	31,373	58,808	58,704
TOTAL OPERATING EXPENSE	316,843	291,441	657,326	572,061

OPERATING INCOME (LOSS)	(137,211)	10,835	(229,419)	2,096

OTHER INCOME
Interest income	3,041	2,977	5,798	5,526
TOTAL OTHER INCOME	3,041	2,977	5,798	5,526

NET INCOME (LOSS) BEFORE INCOME TAX	(134,170)	13,812	(223,621)	7,622
Benefit (provision) for income tax	7,600	(900)	-	(660)
NET INCOME (LOSS)	$ (126,570)	$ 12,912	$ (223,621)	$ 6,962

Basic and diluted earnings per share	$ (0.02)	$ Nil	$ (0.04)	$ Nil

Weighted average shares used in computing income (loss) per share:
Basic and diluted	5,158,667	5,158,667	5,158,667	5,158,667

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net income (loss)	$ (223,621)	$ 6,962
Noncash items included in net income (loss):
Depreciation	15,113	5,487
Deferred income taxes	-	(2,800)
Share based compensation	-	2,245
Changes in operating assets and liabilities:
Account receivable	(8,421)	(132,925)
Inventories	56,808	(80,711)
Accrued interest receivable	(2,660)	(3,067)
Prepaid insurance	1,927	8,729
Prepaid expenses	(8,359)	14,159
Deposits	-	11,408
Accounts payable	307	2,314
Accrued liabilities	10,690	(3,019)
Refundable deposits	(17,664)	(4,634)
NET CASH FLOWS USED BY OPERATING ACTIVITIES	(175,880)	(175,852)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
Certificates of deposit redeemed	-	201,000
Purchases of property and equipment	(14,480)	(41,013)
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	(14,480)	159,987

NET DECREASE IN CASH AND CASH EQUIVALENTS	(190,360)	(15,865)
Cash and cash equivalents at beginning of period	637,086	896,580
Cash and cash equivalents at ending of period	$ 446,726	$ 880,715

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month and six month periods ended June 30, 2015 and June 30, 2014.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2014 as filed with Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2015 and June 30, 2014, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

New Accounting Pronouncements

In July of 2015 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-11 “Simplifying the Measurement of Inventory” an update to Inventory Topic 330. The ASU simplifies the concept of lower of cost or market to the low of cost and net realizable value and more closely align the measurement of inventory in Generally Accepted Accounting Principles (“GAAP”) with the measurement of inventory in International Financial Reporting Standards (“IFRS”). The amendments in the Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	June 30, 2015	December 31, 2014
Parts	$ 193,316	$283,375
Work in progress	264,976	276,853
Finished goods	204,037	158,909
	$ 662,329	$719,137

NOTE 3 - INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At June 30, 2015 the Company had 295,000 outstanding stock options that could have a dilutive effect on future periods.  However, at June 30, 2015 there was no dilutive effect of stock options on earnings per share or weighted average shares outstanding.

NOTE 4 - STOCK OPTIONS

As of June 30, 2015, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors did not issue stock options during the six months ended June 30, 2015. The Board of Directors may consider issuing stock options later in 2015.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - STOCK OPTIONS, Continued

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2014.

2014
Dividend yield	0.00%
Expected volatility	75%
Risk-free interest rate	0.68%
Expected term (in years)	3
Estimated Fair Value per Option Granted	$0.20

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2005 through 2014 was 6.00%.

A summary of option activity during the six months ended June 30, 2015, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2014	440,000	$0.39
Granted	--	--
Exercised	--	--
Expired	(145,000)	0.37
Outstanding at June 30, 2015	295,000	$0.36

NOTE 5 - LEASES

The Company leases its facilities from a port authority for $5,251 per month for three years, expiring in September 2017, with annual increases based upon the Consumer Price Index.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the three month period ended June 30, 2015 and 2014, services in the amounts of $10,900 and $8,550, respectively, were contracted with Manufacturing Services, Inc.  (“MSI”), a company of which Melvin H. Brown is a former owner and former member of the Board of Directors of Electronic Systems Technology Inc. during the period ending June 30, 2015.  For the six month period ended June 30, 2015 and 2014, the contracted services with MSI were $12,574 and $27,706, respectively.  The Company owed accounts payable to MSI at June 30, 2015 and December 31, 2014 of $0 and $10, respectively.

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

During the quarter ended June 30, 2015, Domestic customers represented approximately 85% of total net revenues.  Foreign customers represented approximately 15% of total net revenues.  During the quarter ended June 30, 2015, sales to one customer, comprised more than 10% of the Company’s sales revenues.  Revenues from foreign countries during the second quarter of 2015 consist primarily of revenues from product sales to Peru, the United Kingdom and Mexico.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - SEGMENT REPORTING, Continued

During the first six months of 2015, Domestic customers represented approximately 75% of total net revenues.  Foreign customers represented approximately 25% of total net revenues.  During the first half of June 30, 2015, sales to no one single customer was greater than 10% of the Company’s sales revenues.  Revenues from foreign countries during the first half of 2015 consist primarily of revenues from product sales to Peru, Canada and Croatia.

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

Summary financial information for the two reportable segments for the second quarter and first six months of 2015 and 2014 is as follows:

	Domestic	Foreign	Total

Three months ended June 30, 2015
Total sales	$ 299,131	$ 54,343	$ 353,474
Total other income	3,041	-	3,041
Income (loss) before tax	(134,952)	782	(134,170)
Depreciation/amortization	7,722	-	7,722
Identifiable assets	2,813,765	-	2,813,765
Net capital expenditures	1,500	-	1,500

Three months ended June 30, 2014
Total sales	$ 434,192	$ 98,070	$ 532,262
Total other income	2,977	-	2,977
Income (loss) before tax	(13,556)	27,368	13,812
Depreciation/amortization	2,956	-	2,956
Identifiable assets	3,127,070	9,342	3,136,412
Net capital expenditures	30,143	-	30,143

Six months ended June 30, 2015
Total sales	$ 605,248	$ 198,098	$ 803,346
Total other income	5,798	-	5,798
Income (loss) before tax	(280,512)	56,891	(223,621)
Depreciation/amortization	15,113	-	15,113
Identifiable assets	2,813,765	-	2,813,765
Net capital expenditures	14,480	-	14,480

Six Months ended June 30, 2014
Total sales	$ 839,361	$ 192,724	$ 1,032,086
Total other income	5,526	-	5,526
Income (loss) before tax	(40,836)	48,458	7,622
Depreciation/amortization	5,487	-	5,487
Identifiable assets	3,127,070	9,342	3,136,412
Net capital expenditures	41,013	-	41,013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ended June 30, 2015.  The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services decreased to $353,474 for the second quarter of 2015, compared to $532,262 for the second quarter of 2014.  Gross revenues, including interest income, decreased to $356,515 for the quarter ended June 30, 2015, from $535,239 for the same quarter of 2014.  Year to date sales decreased to $803,346 as of June 30, 2015 as compared to $1,032,086 as of June 30, 2014. Year to date gross revenues decreased to $809,143 as of June 30, 2015 compared to $1,037,612 as of June 30, 2014.  Management believes the decrease in quarterly and decrease year to date sales revenues is due to decreased engineering services and core products.

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

A percentage breakdown of EST's Domestic and Export Sales, for the second quarter of 2015 and 2014 are as follows:

	For the second quarter of
	2015	2014
Domestic Sales	85%	82%
Export Sales	15%	18%

OPERATING SEGMENTS:

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended June 30, 2015, the Company’s domestic operations represented 85% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $299,131 for the quarter ended June 30, 2015, compared to $434,192 for the quarter ended June 30, 2014.  Management believes the decrease in sales revenues is due to decreased domestic sales for water/waste water and mining industrial automation projects during the first six months of 2015.  During the quarter ended June 30, 2015, one customer, comprised more than 10% of the Company’s sales revenues.

Domestic segment operating loss was $134,952 for the quarter ended June 30, 2015 as compared with a segment operating loss of $13,556 for the same quarter of 2014, due to decreased sales revenues for the segment during the second quarter of 2015.

For the six-month period ended June 30, 2015, the Company’s domestic operations represented 75% of the Company’s total sales revenues.  Year to date domestic sales revenues increased to $605,248 as of June 30, 2015 compared to $839,361 for the same period of 2014. Management believes the decrease in year to date sales revenues is due to decreased engineering services and core product sales during the first half of 2015.

Year to date domestic segment operating loss was $280,512 for the period ended June 30, 2015 as compared with a segment operating loss of $40,836 for the same period of 2014, due to decreased sales during the first six months of 2015.

Foreign Revenues

The Company’s foreign operating segment represented 15% of the Company’s total net revenues for the quarter ended June 30, 2015.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended June 30, 2015, the Company had $54,343 in foreign export sales, amounting to 15% of total net revenues of the Company for the quarter, compared with foreign export sales of $98,070 for the same quarter of 2014.  Management believes the decrease in foreign sales revenues was due to one-time end of life purchase last year.  Revenues from foreign countries during the second quarter of 2015 consist primarily of revenues from product sales to Peru and the United Kingdom.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 2015.  Products purchased by foreign customers were used primarily in industrial automation applications.  We believe the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating profit for the foreign segment was $782 for the quarter ended June 30, 2015 as compared with a net operating profit of $27,368 for the same period of 2014, due to increased manufacturing over-head for the segment during the second quarter of 2015.

For the six-month period ended June 30, 2015, the Company had $198,098 in foreign export sales, amounting to 25% of total sales revenues of the Company for the period, compared with foreign export sales of $192,724 for the same period of 2014. Management believes the increase in foreign sales revenues is due to higher than anticipated foreign sales revenues from projects in Peru and Canada during the first half of 2015.

Year to date foreign segment operating income was $56,891 for the period ended June 30, 2015 as compared with a segment operating income of $48,458 for the same period of 2014, due to increased sales for the segment during the first half of 2015.

BACKLOG:

The Corporation had a sales order backlog of approximately $9,345 as of June 30, 2015.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarter of 2015 and 2014 was 49% and 43%, respectively. The cost of sales increase for the second quarter of 2015 is the result of the product mix for items sold during and the inability to leverage manufacturing costs due to the low sales volume.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2015 increased $26,341 from the second quarter of 2014.  The following is an outline of operating expenses:

For the quarter ended:	June 30, 2015	June 30, 2014	Increase (Decrease)
General and Administrative	$ 83,664	$ 71,589	$ 12,075
Research/Development	74,107	65,793	8,314
Marketing	128,512	122,686	5,826
Customer Service	30,560	31,373	(813)
Total Operating Expenses	$ 316,843	$ 291,441	$ 25,402

GENERAL AND ADMINISTRATIVE:

During the second quarter of 2015, general and administrative expenses increased $12,075 to $83,664 from the same quarter of 2014, due to wages and benefits.

RESEARCH AND DEVELOPMENT:

Research and development expenses increased $8,314 to $74,107 during the second quarter of 2015, when compared with the same period in 2014 due to increased wages and benefits.

MARKETING:

During the second quarter of 2015, marketing expenses increased $5,826 to $128,512 from the same period in 2014, due to increased wages and benefits.

CUSTOMER SERVICE:

Customer service expenses during the second quarter of 2015 decreased $813 to $30,560 when compared with the same quarter of 2014 due to decreased department related wages during the period.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $3,041 in interest and dividend income during the quarter ended June 30, 2015.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $126,570 for the second quarter of 2015, compared to net income of $12,912 for the same quarter of 2014.  For the six-month period ended June 30, 2015, the Company recorded a net loss of $223,621, compared with net income of $6,962 for the same period of 2014.  The increase in the Company’s net loss is the result of decreased sales revenues and decreased gross margin during the second quarter of 2015.

TAXES:

The Company has set an allowance of $9,796 to reduce the value of the Deferred Tax Asset (non-current) to reflect the amount that may not be realizable in future periods.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2015 was 34.6:1 compared to 34.8:1 at December 31, 2014.  For the quarter ending June 30, 2015, the Company had cash and cash equivalents of $446,726; compared to cash and cash equivalent holdings of $637,086 at December 31, 2014.  The Company had certificates of deposit investments in the amount of $1,402,625 at June 30, 2015 and December 31, 2014.

Accounts receivable increased to $103,285 as of June 30, 2015, from December 31, 2014 levels of $94,864, due to sales revenue timing differences between the second quarter of 2015 and year-end 2014.  Inventories decreased to $662,329 as of June 30, 2015, from December 31, 2014 levels of $719,137, due primarily to a reduction of parts used in manufacturing.  The Company's fixed assets, net of depreciation, decreased to $91,274 as of June 30, 2015 from December 31, 2014 levels of $91,907.

As of June 30, 2015, the Company’s accounts payable balance was $14,880 as compared with $14,573 at December 31, 2014, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities as of June 30, 2015 were $53,735 compared with $43,045 at December 31, 2014, and reflect items such as accrued vacation benefits and payroll tax liability.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2015 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2015.

The Company did not declare or issue any cash dividends during 2014 or 2015.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015.  Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of June 30, 2015.

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

There have been no changes during the quarter ended June 30, 2015 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: August 4, 2015	/s/ Michael W. Eller
Name: Michael Eller
Title: Acting President (Chief Executive Officer)

Date: August 4, 2015	/s/ Michael W. Eller
Name: Michael Eller
Title: Acting President (Principal Accounting Officer)

14