Form 10-Q
period 2015-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2015-10-23
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2015, the number of the Company's shares of common stock par value $0.001, outstanding was 5,158,667.

1

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

FORM 10-Q

September 30, 2015

Index

PART I - FINANCIAL INFORMATION

1

Item 1.  Financial Statements.

1

BALANCE SHEETS

1

STATEMENTS OF OPERATIONS

2

STATEMENTS OF CASH FLOWS

3

NOTES TO FINANCIAL STATEMENTS

4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

10

Item 4.  Controls and Procedures.

10

PART II - OTHER INFORMATION

11

Item 1.  Legal Proceedings

11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.  Defaults upon Senior Securities

11

Item 4.  Mine Safety Disclosure

11

Item 5.  Other Information

11

Item 6.  Exhibits

11

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
	September 30, 2015 (Unaudited)	December, 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$ 530,964	$ 637,086
Certificates of deposit	1,202,625	1,402,625
Accounts receivable	195,772	94,864
Inventories	626,349	719,137
Accrued interest receivable	8,093	3,109
Prepaid insurance	2,806	5,505
Prepaid expenses	19,534	8,919
Deferred income tax asset, current	25,214	49,600
Total current assets	2,611,357	2,920,845

Property and equipment, net	84,473	91,907

Deferred income tax asset, net	54,708	31,301
Total assets	$ 2,750,538	$ 3,044,053

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 21,634	$ 14,573
Accrued liabilities	36,541	43,045
Refundable deposits	-	26,247
Total current liabilities	58,175	83,865
Total liabilities	58,175	83,865

COMMITMENTS and CONTINGENCIES (NOTES 4, 5 & 7)

Stockholders’ equity
Common stock, $0.001 par value 50,000,000 shares authorized 5,158,667 shares issued and outstanding	5,159	5,159
Additional paid-in capital	1,007,861	1,007,861
Retained earnings	1,679,343	1,947,168
Total stockholders’ equity	2,692,363	2,960,188
Total liabilities and stockholders’ equity	$ 2,750,538	$ 3,044,053

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
SALES, NET	$ 401,748	$ 355,651	$ 1,160,527	$ 1,287,436
SITE SUPPORT	37,332	24,756	81,899	125,057
COST OF SALES	(185,725)	(190,126)	(561,164)	(648,055)
GROSS PROFIT	253,355	190,281	681,262	764,438

OPERATING EXPENSES
General and administrative	71,191	67,284	255,555	225,073
Research and development	72,502	80,798	219,731	205,440
Marketing	124,145	111,456	391,070	342,381
Customer service	32,658	29,699	91,466	88,404
TOTAL OPERATING EXPENSES	300,496	289,237	957,822	861,298

OPERATING INCOME (LOSS)	(47,141)	(98,956)	(276,560)	(96,859)

OTHER INCOME
Interest income	2,937	2,492	8,735	8,017
TOTAL OTHER INCOME	2,937	2,492	8,735	8,017

NET INCOME (LOSS) BEFORE INCOME TAX	(44,204)	(96,464)	(267,825)	(88,842)
Benefit (provision) for income tax	-	2,660	-	2,000
NET INCOME (LOSS)	$ (44,204)	$ (93,804)	$ (267,825)	$ (86,842)

Basic and diluted earnings per share	$ (0.01)	$ (0.02)	$ (0.05)	$ (0.02)

Weighted average shares used in computing income (loss) per share:
Basic and diluted	5,158,667	5,158,667	5,158,667	5,158,667

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

CASH FLOWS USED BY OPERATING ACTIVITIES
Net loss	$ (267,825)	$ (86,842)
Noncash items included in net loss:
Depreciation	21,914	11,476
Deferred income taxes	979	(6,200)
Share based compensation	-	2,245
Changes in operating assets and liabilities:
Account receivable	(100,908)	(61,251)
Inventories	92,788	(89,958)
Accrued interest receivable	(4,984)	(3,496)
Prepaid insurance	2,699	3,997
Prepaid expenses	(10,616)	2,153
Deposits	-	13,083
Accounts payable	7,061	(846)
Accrued liabilities	(6,503)	(11,263)
Refundable deposits	(26,247)	(4,635)
NET CASH FLOWS USED BY OPERATING ACTIVITIES	(291,642)	(231,537)

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Certificates of deposit redeemed	200,000	356,000
Purchases of property and equipment	(14,480)	(68,560)
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	185,520	287,440

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(106,122)	55,904
Cash and cash equivalents at beginning of period	637,086	896,580
Cash and cash equivalents at ending of period	$ 530,964	$ 952,484

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month and nine month periods ended September 30, 2015 and September 30, 2014.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2014 as filed with Securities and Exchange Commission.

The results of operations for the three and nine months ended September 30, 2015 and September 30, 2014, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

New Accounting Pronouncements

In July of 2015 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-11 “Simplifying the Measurement of Inventory” an update to Inventory Topic 330. The ASU simplifies the concept of lower of cost or market to the low of cost and net realizable value. The amendments in the ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30, 2015	December 31, 2014
Parts	$ 184,849	$ 283,375
Work in progress	258,073	276,853
Finished goods	183,427	158,909
	$ 626,349	$ 719,137

NOTE 3 - INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At September 30, 2015 and 2014 the Company had 195,000 and 440,000 outstanding stock options, respectively, that could have a dilutive effect on future periods.  However, at September 30, 2015 and 2014 there was no dilutive effect of stock options on earnings per share or weighted average shares outstanding.

NOTE 4 - STOCK OPTIONS

As of September 30, 2015, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors did not issue stock options during the nine months ended September 30, 2015. The Board of Directors granted 150,000 stock options subject to shareholder approval during the Annual Shareholders’ meeting, June 3, 2016. The estimated expense that would be recognized for these options is approximately $1,900.

NOTE 4 - STOCK OPTIONS, Continued

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2014.

2014
Dividend yield	0.00%
Expected volatility	75%
Risk-free interest rate	0.68%
Expected term (in years)	3
Estimated Fair Value per Option Granted	$0.20

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2005 through 2014 was 6.00%.

A summary of option activity during the nine months ended September 30, 2015, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2014	440,000	$0.39
Granted	--	--
Exercised	--	--
Expired	(245,000)	0.37
Outstanding at September 30, 2015	195,000	$0.39

NOTE 5 - LEASES

The Company leases its facilities from a port authority for $5,251 per month for three years, expiring in September 2017, with annual increases based upon the Consumer Price Index.

NOTE 6 - COMMITMENTS and CONTINGENCIES

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

During the quarter ended September 30, 2015 and 2014, domestic customers represented approximately 86% and 97%, respectively, of total net revenues.  Foreign customers represented approximately 14% and 3% of total net revenues for the same respective periods.  During the quarter ended September 30, 2015, sales to one customer comprised more than 10% of the Company’s sales revenues. The sales to that customer were 19.3%. During the quarter ended September 30, 2014, sales to two customers comprised more than 10% of the Company’s sales revenues. The sales to Customer A and Customer B were 15.5% and 11.5%, respectively. Revenues from foreign countries during the third quarter of 2015 consist primarily of revenues from product sales to Croatia, Peru and Mexico.

NOTE 7 - SEGMENT REPORTING, Continued

During the first nine months of 2015 and 2014, domestic customers represented approximately 79% and 86%, respectively, of total net revenues.  Foreign customers represented approximately 21% and 14% of total net revenues for the same respective periods.  During the first nine months of 2015, sales to no one single customer were greater than 10% of the Company’s sales revenues.  Revenues from foreign countries during the first nine months of 2015 consist primarily of revenues from product sales to Peru, Canada and Croatia.

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

Summary financial information for the two reportable segments for the third quarter and first nine months of 2015 and 2014 is as follows:

	Domestic	Foreign	Total

Three months ended September 30, 2015
Total sales	$ 375,433	$ 63,647	$ 439,080
Total other income	2,937	-	2,937
Income (loss) before tax	(54,240)	10,036	(44,204)
Depreciation/amortization	6,801	-	6,801
Net capital expenditures	-	-	-

Three months ended September 30, 2014
Total sales	$ 367,657	$ 12,750	$ 380,407
Total other income	2,492	-	2,492
Income (loss) before tax	(78,833)	(17,631)	(96,464)
Depreciation/amortization	5,989	-	5,989
Net capital expenditures	27,547	-	27,547

Nine months ended September 30, 2015
Total sales	$ 980,681	$ 261,745	$ 1,242,426
Total other income	8,735	-	8,735
Income (loss) before tax	(334,753)	66,928	(267,825)
Depreciation/amortization	21,914	-	21,914
Net capital expenditures	14,480	-	14,480

Nine Months ended September 30, 2014
Total sales	$ 1,207,925	$ 204,568	$ 1,412,493
Total other income	8,017	-	8,017
Income (loss) before tax	(141,725)	52,883	(88,842)
Depreciation/amortization	11,476	-	11,476
Net capital expenditures	68,560	-	68,560

At September 30, 2015
Identifiable assets	$ 2,750,538	$ -	$ 2,750,538

At December 31, 2014
Identifiable assets	$ 3,045,753	$ 1,800	$ 3,047,553

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ended September 30, 2015.  The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services increased to $439,080 for the third quarter of 2015, compared to $380,407 for the third quarter of 2014.  Gross revenues, including interest income, increased to $442,017 for the quarter ended September 30, 2015, from $382,899 for the same quarter of 2014.  Year to date sales decreased to $1,242,426 as of September 30, 2015 as compared to $1,412,493 as of September 30, 2014. Year to date gross revenues decreased to $1,251,161 as of September 30, 2015 compared to $1,420,510 as of September 30, 2014.  Management believes the increase in quarterly sales revenue is due to improved demand for core products during the quarter, and decrease year to date sales revenues is due to decreased engineering services and core products.

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

A percentage breakdown of EST's Domestic and Export Sales, for the third quarter of 2015 and 2014 are as follows:

	For the third quarter of
	2015	2014
Domestic Sales	86%	97%
Export Sales	14%	3%

OPERATING SEGMENTS:

Segment information is prepared on the same basis that the Company’s Management reviews financial information for operational decision-making purposes.  The Company’s operating segment information is contained in “Financial Statements, Notes to Financial Statements, Note 6 – Segment Reporting”.

Domestic Revenues

During the quarter ended September 30, 2015, the Company’s domestic operations represented 86% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues increased to $375,433 for the quarter ended September 30, 2015, compared to $367,657 for the quarter ended September 30, 2014.  Management believes the increase in sales revenues is due to increased domestic sales for water/waste water and mining industrial automation projects during the three month period.  During the quarter ended September 30, 2015, one customer, comprised more than 10% of the Company’s sales revenues.

Domestic segment operating loss was $54,240 for the quarter ended September 30, 2015 as compared with a segment operating loss of $78,833 for the same quarter of 2014, due to increased sales revenues for the segment during the third quarter of 2015.

For the nine-month period ended September 30, 2015, the Company’s domestic operations represented 79% of the Company’s total sales revenues.  Year to date domestic sales revenues increased to $980,681 as of September 30, 2015 compared to $1,207,925 for the same period of 2014. Management believes the decrease in year to date sales revenues is due to decreased engineering services and core product sales during the first nine months of 2015.

Year to date domestic segment operating loss was $334,753 for the period ended September 30, 2015 as compared with a segment operating loss of $141,725 for the same period of 2014, due to decreased sales during the first nine months of 2015.

Foreign Revenues

The Company’s foreign operating segment represented 14% of the Company’s total net revenues for the quarter ended September 30, 2015.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended September 30, 2015, the Company had $63,647 in foreign export sales, amounting to 14% of total net revenues of the Company for the quarter, compared with foreign export sales of $12,750 for the same quarter of 2014.  Management believes the increase in foreign sales revenues was due to increased demand in industrial automation and mining.  Revenues from foreign countries during the third quarter of 2015 consist primarily of revenues from product sales to Croatia, Peru and Mexico.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended September 30, 2015.  Products purchased by foreign customers were used primarily in industrial automation applications.  We believe the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

Operating profit for the foreign segment was $10,036 for the quarter ended September 30, 2015 as compared with a net operating loss of $17,631 for the same period of 2014, due to leveraging over-head for the segment during the third quarter of 2015.

For the nine-month period ended September 30, 2015, the Company had $261,745 in foreign export sales, amounting to 21% of total sales revenues of the Company for the period, compared with foreign export sales of $204,568 for the same period of 2014. Management believes the increase in foreign sales revenues is due to higher than anticipated foreign sales revenues from projects in Peru, Croatia and Canada during the first nine months of 2015.

Year to date foreign segment operating income was $66,928 for the period ended September 30, 2015 as compared with a segment operating income of $52,883 for the same period of 2014, due to increased sales for the segment during the first nine months of 2015.

BACKLOG:

The Corporation had a sales order backlog of approximately $2,144 as of September 30, 2015.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the third quarter of 2015 and 2014 was 38% and 47%, respectively. The cost of sales decrease for the third quarter of 2015 is the result of the product mix for items sold during and the ability to leverage manufacturing costs.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2015 increased $11,259 from the third quarter of 2014.  The following is an outline of operating expenses:

For the quarter ended:	September 30, 2015	September 30, 2014	Increase (Decrease)
General and Administrative	$ 71,191	$ 67,284	$ 3,907
Research/Development	72,502	80,798	(8,296)
Marketing	124,145	111,456	12,689
Customer Service	32,658	29,699	2,959
Total Operating Expenses	$ 300,496	$ 289,237	$ 11,259

GENERAL AND ADMINISTRATIVE:

During the third quarter of 2015, general and administrative expenses increased $3,907 to $71,191 from the same quarter of 2014, due to professional services.

RESEARCH AND DEVELOPMENT:

Research and development expenses decreased $8,296 to $72,502 during the third quarter of 2015, when compared with the same period in 2014 due to decreased services purchased.

MARKETING:

During the third quarter of 2015, marketing expenses increased $12,689 to $124,145 from the same period in 2014, due to increased wages and trade show related expenses.

CUSTOMER SERVICE:

Customer service expenses during the third quarter of 2015 increased $2,959 to $32,658 when compared with the same quarter in 2014 due to increased department related wages during the period.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $2,937 in interest and dividend income during the quarter ended September 30, 2015.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $44,204 for the third quarter of 2015, compared to a net loss of $93,804 for the same quarter of 2014.  For the nine-month period ended September 30, 2015, the Company recorded a net loss of $267,825, compared with a net loss of $86,842 for the same period of 2014.  The decrease in the Company’s net loss is the result of increased sales revenues and increased gross margin during the third quarter of 2015.

TAXES:

The Company has set an allowance of $15,912 to reduce the value of the Deferred Tax Asset (non-current) to reflect the amount that may not be realizable in future periods.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2015 was 44.9:1 compared to 34.8:1 at December 31, 2014.  For the quarter ending September 30, 2015, the Company had cash and cash equivalents of $530,964; compared to cash and cash equivalent holdings of $637,086 at December 31, 2014.  The Company had certificates of deposit investments in the amount of $1,202,625 at September 30, 2015 and $1,402,625 at December 31, 2014.

Accounts receivable increased to $195,772 as of September 30, 2015, from December 31, 2014 levels of $94,864, due to sales revenue timing differences between the third quarter of 2015 and year end 2014.  Inventories decreased to $626,349 as of September 30, 2015, from December 31, 2014 levels of $719,137, due primarily to a reduction of parts used in manufacturing.  The Company's fixed assets, net of depreciation, decreased to $84,473 as of September 30, 2015 from December 31, 2014 levels of $91,907.

As of September 30, 2015, the Company’s accounts payable balance was $21,634 as compared with $14,573 at December 31, 2014, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities as of September 30, 2015 were $36,541 compared with $43,045 at December 31, 2014, and reflect items such as accrued vacation benefits and payroll tax liability.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at September 30, 2015 are sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2015.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015.  Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of September 30, 2015.

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

There have been no changes during the quarter ended September 30, 2015 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: October 23, 2015	/s/ Michael W. Eller
Name: Michael Eller
Title: Acting President (Chief Executive Officer)

Date: October 23, 2015	/s/ Michael W. Eller
Name: Michael Eller
Title: Vice President (Principal Accounting Officer)

12