Form 10-K
period 2015-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2016-03-04
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $1,055,752, based on the reported last sale price of common stock on June 30, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of February 4, 2016:  5,158,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  Forms 8-K dated January 13, 2016.

ELECTRONIC SYSTEMS TECHNOLOGY INC.

FORM 10-K

Table of Contents

PART I

3

Item 1. Business.

3

Item 1A. Risk Factors.

7

Item 1B. Unresolved Staff Comments.

8

Item 2. Properties.

8

Item 3. Legal Proceedings.

8

Item 4. Mine Safety Disclosure.

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

12

Item 8. Financial Statements and Supplementary Data.

13

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

30

Item 9A. Controls and Procedures.

30

Item 9B. Other Information.

31

PART III

32

Item 10. Directors, Executive Officers and Corporate Governance.

32

Item 11. Executive Compensation.

34

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

36

Item 13. Certain Relationships and Related Transactions, and Director Independence.

38

Item 14. Principal Accounting Fees and Services.

38

PART IV

40

Item 15. Exhibits and Financial Statement Schedules.

40

SIGNATURES

41

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

Item 1. Business.

For over 30 years, Electronic Systems Technology, Inc. (“EST”, “us”, “we”, or the “Company”) has specialized in the development and manufacturing of digital data (non-voice) radio transceivers for use in industrial wireless networking applications.  With reliance on wireless communication in the modern world, the global modernization of industrial control systems now require the benefits gained by use of wireless technology.  EST designs and produces these specialized, hardened products to operate and survive in these difficult conditions.

The Company designs, develops, manufactures and markets the ESTeem® line of industrial wireless products and accessories.  The Company’s products provide innovative communication solutions for applications not served or underutilized by conventional, commercial grade communication systems.  The Company’s products are part of the ESTeem® Industrial Wireless  Solutions for commercial, industrial, and government arenas both domestically and internationally.  The Company’s products are marketed through direct sales, sales representatives, and resellers.

The Company was incorporated in the State of Washington in February 1984, and was granted a United States Patent for the “Wireless Computer Modem” in May 1987, and Canadian patent in October 1988.  The Company established a "doing business as" or "DBA" structure, based on the Company's registered trade name of ESTeem® Wireless Modems in 2007.  The Company continues to provide product improvements and enhancements to incorporate continuing technological developments, in response to customer needs and market opportunities.  New opportunities may arise from changes in FCC regulations or technological developments, both of these are reviewed by management to identify both marketability and profitability.

Development efforts during 2015 were focused primarily on our new ESTeem® Horizon Series.  These next generation industrial wireless products will improve our networking capability with higher data rates, improved support features and updates to the latest wireless standards.  The ESTeem® Horizon Series will expand our market opportunities and be available for sale in 2016.

In an effort to maintain and expand our customer base in the industrial control marketplace, we team with major automation hardware vendors such as Rockwell Automation.  2015 marks the 24th  anniversary of our relationship with Rockwell Automation through their Encompass Program.  Rockwell Automation has the largest market share in the United States and is a major entity in the world wide automation and controls market place. The benefit of the Encompass program and similar partnering efforts is increased exposure to markets that would not otherwise be cost effective to have a direct marketing channel presence in.

PRODUCTS AND MARKETS

The Company’s ESTeem® industrial wireless products provide communication links between computer networks, network enabled devices and mobile devices without cables.  The widespread use of networked computer systems in business, industry and public service and the adoption of mobile devices in all aspects of modern life has created an environment where the wireless network is no longer a convenience but a necessity.  As wireless networking proliferates through the modernization of the industrial sector the need for products such as the ESTeem® industrial wireless (specifically designed for rigors of operation in the industrial environment) will be increased dramatically.  These wireless networks will be the backbone connections to the Internet for cloud based services such as the upcoming Internet of Things (“IoT”) and Industrial Internet of Things (“IIoT”).

All of the ESTeem® models come with industry standard Ethernet (Internet) communications ports and legacy serial ports to provide the broadest range of connections for both new and legacy hardware.  The combined features such as self-healing repeaters, Mesh networking, long range operation and outdoor weatherproof cases make the ESTeem® products unique in our market space.

PRODUCT APPLICATIONS

Some of the major applications and industries in which ESTeem® products are being utilized are as follows:

Water/Wastewater	Agriculture
Oil/Gas	Industrial Automation

PRODUCT LINES

The Company manufactures ten (10) models of the ESTeem® industrial wireless modems that operate in frequency from 150 MHz to 5.8 GHz.  A wireless modems is a hardware device for sending and receiving data over a radio carrier and is the foundation of our industrial wireless solutions.  Each model will fit best in a specific application based upon several factors such as distance, required data rate and Federal Communication Commission (“FCC”) licensing requirements.  Each wireless network is discussed in detail with the end customer to determine the best overall solution for their application.  No single model or frequency band can solve all applications and having a diverse product selection is critical for expanding the customer base.  The following is a summary of the products available from the Company:

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate	LOS Range (Miles)	Interface
210M	Narrow Band Licensed	150 to 174	2	64.8 Kbps	15	Ethernet/RS-232
195M	Narrow Band Licensed	150 to 174	.5 to 4	12.5 Kbps	15	Ethernet/RS-232/422/485
210C	Narrow Band Licensed	450 to 470	2	64.8 Kbps	15	Ethernet/RS-232
195C	Narrow Band Licensed	450 to 470	.5 to 4	12.5 Kbps	15	Ethernet/RS-232/422/485
195H	Narrow Band Licensed	217 to 220	.5 to 2	50 Kbps	15	Ethernet/RS-232/422/485
195Eg	Unlicensed	2400	.250 to1	1-54 Mbps	5-7	Ethernet/ RS-232
195Ed	Unlicensed	900	.250 to 1	1-54 Mbps	5-7	Ethernet/ RS-232
195Es	Unlicensed	900	.125 to 1	200Kbps	10	Ethernet/ RS-232
195Ea	Unlicensed	5800	.200 to .600	6-54Mbps	5-7	Ethernet/ RS-232
195Ep	Licensed	4900	.250 to 2	6-54 Mbps	10	Ethernet/ RS-232

ADDITIONAL PRODUCTS AND SERVICES

The Company offers various accessories to support the ESTeem® products such as antennas, power supplies and cable assemblies.  These accessories are purchased from other manufacturers and resold by EST to support the application of ESTeem® industrial wireless modems.  The Company provides direct services to customers, such as repair and upgrade of ESTeem® products.  To assist in the application of ESTeem industrial wireless modems, the Company also offers professional services, site survey testing, system start-up, and custom engineering services.

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology.  This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive.  Research and Development expenditures for new product development and improvements of existing products by the Company for 2015 and 2014 were $277,126 and $286,375.  None of the Company’s research and development expenses were paid directly by any of the Company’s customers.  During 2015, the Company contracted and will continue to contract with companies to provide software development and hardware design engineering expertise when required.

Development efforts during 2015 were focused primarily on the ESTeem® Horizon Series products due to obsolescence of components. The redesigned products will operate at higher speeds and increase data throughput. The Company plans continued research and development expenditures for development and improvement projects, as they are deemed necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2015 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem® products.  Customers generally place orders on an "as needed basis".  Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.  As of December 31, 2015, the Company had a sales order backlog of $68,330.

During 2015, the Company continued advertising in trade publications specifically targeting industrial automation systems.  There are approximately twenty major automation hardware manufacturers worldwide.  The Company has maintained active attendance at tradeshows targeted toward the customers and markets in which it sells products. During 2015, the Company employed sales managers and product support personal to concentrate marketing efforts in both domestic and Latin American industrial automation markets.  During 2016, the Company intends to continue targeting domestic and foreign industrial automation markets.  The Company maintains an internet web site to provide access to product and technical information for both present and potential customers of the Company’s products.  Due to existing reseller relationships, the Company has not implemented an electronic commerce internet website.  The Company provides technical support and service for ESTeem® products through phone support, field technicians and internet sources.  The Company believes high quality customer support is necessary and vital to differentiate ourselves in the industrial wireless modem market.  To maintain a high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

During the year ended December 31, 2015, no one customer’s sales accounted 10% or more of total sales revenues.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

COMPETITION

The Company’s competition varies according to the market in which the Company's products are competing.  All of the markets in which the Company’s products are sold are highly competitive.  Listed below are the markets in which the Company’s products compete and major competitors in those markets:

Major Market	Major Competitors
Industrial Automation	FreeWave Technologies, GE/Microwave Data Systems, Prosoft Technology and Cal Amp.

Computer networking, inter and intra building, and remote internet access.	Cisco, Digital Wireless, D-link, Linksys, P-Com and Proxim

Management believes the ESTeem® products compete favorably in the market because of product choices, performance, price, and adaptability of the products to a wide range of applications.  The Company's major limitation in competing with other manufacturers is its limited marketing budget, which currently limits the Company’s nationwide advertising and sales force presence.

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

EST was granted a United States patent in 1987 for a "Wireless Computer Modem".  In 1988, EST was granted a Canadian patent for a "Wireless Computer Modem".  Both patents had lives of 17 years and have expired.  The Company’s rights to the ESTeem® Wireless Modem trademark, in uninterrupted use by the Company since 1985, were renewed in 2014.  To protect the Company against unauthorized disclosure of proprietary information belonging to the Company, all employees, dealers, distributors, original equipment manufacturers, sales representatives and other persons having access to confidential information regarding Company products or technology are bound by non-disclosure agreements.

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

GOVERNMENT REGULATION

For operation in the United States, the ESTeem® industrial wireless products require FCC type acceptance. The FCC type acceptance is granted for devices, which demonstrate operation within mandated and tested performance criteria.  All of the Company’s products requiring FCC type acceptance have been granted such acceptance.  All of the Company’s current ESTeem® production models have also been granted type acceptance in Canada.

The ESTeem® industrial wireless products that operate in the FCC licensed frequency band require licensing under Part 90 of the FCC Rules and Regulations, which must be applied for by the end user of the Company’s products.  The Company cannot guarantee customers will receive FCC licenses in the frequency spectrum for any particular application.  The Company provides information to customers to assist in the application for FCC consumer licenses.  The ESTeem® 195Ea, 195Eg, 195Es and 195Ed products operate in the non-licensed, 900 MHz, 2.4GHz, and 5.8 GHz spread spectrum frequency bands, respectively, which do not require licenses for users of those products.

At the time of this filing the Company is unaware of any existing or proposed FCC regulation that would have a materially adverse effect on the Company’s operations, but there can be no assurance that future FCC regulations will not have materially adverse effects on the operations of the Company.

SOURCE OF SUPPLY AND MANUFACTURING

The Company purchases certain components necessary for the production of the ESTeem® products from sole suppliers.  Components including those manufactured by Hitachi, Motorola Corporation, Mitsubishi, Murata Corporation, Rakon, Toko America Inc. and Triquint, as purchased through a number of distributors, supply key components for the Company’s products.  The components provided by these and other companies could be replaced or substituted by other products, if it became necessary to do so.  If this action occurred, a material interruption of production and material cost expenditures could take place during the process of locating and qualifying replacement components.

Approximately 10% of the Company’s inventory at December 31, 2015 consisted of parts having lead times ranging from 12 to 30 weeks.  Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, personal technology devices and other technology devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.

The Company contracts with multiple companies, for manufacturing of sub-assemblies and some engineering assistance services for the Company’s products.  Materials are provided by the Company.  By contracting with these companies, the Company is able to avoid staff fluctuations associated with operating its own manufacturing operation and reduced capital investments in specialized manufacturing equipment.    Management reviews the costs for the services provided by these companies and regularly submits Requests for Quotes (RFQ) to multiple suppliers of these operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

Access to Company Information

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the Securities and Exchange Commission (“SEC”).  Electronically filed reports may be accessed at www.sec.gov or via the Company’s website at www.esteem.com.  We make available on our website such reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.  However, the information found on our website, or on other websites linked to our website, is not a part of this or any other report filed by the Company with the SEC.  Interested parties also may read and copy any material filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1(800) SEC-0330.

EMPLOYEES

As of December 31, 2015, the Company employed a staff of 11 persons on a full time basis, 3 in sales/marketing, 2 in technical support, 5 in engineering/manufacturing, and 1 in finance and administration. There was one significant change to key personnel in 2015.  Tom Kirchner retired July 31, 2015. Michael Eller now serves as the acting President and Chief Accounting Officer. The Company’s operations are dependent upon key members of its engineering and management personnel.  In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized.

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

Our success depends on our ability to retain key management personnel.  The success of our Company depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel.  Our success is significantly dependent on the performance and continued service of key members of Management, such as Chief Executive Officer, Michael Eller, and certain other key employees.  If the services of any members of Management become unavailable for any reason, our business and prospects could be adversely affected. Although we have been successful in retaining highly capable and qualified management in the past, there can be no assurance that we will be able to do so in the future.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2015.  We determined that there continues to be material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2015.  We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration.  The same employee is responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses have been evaluated, but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

EST does not own any real property, plants, mines, or any other materially important physical properties.  The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg. B1, Kennewick, Washington.  The Company leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington.  As of December 31, 2015, the total monthly lease cost, including tax, is $5,348.  The lease covers a period of three years, expiring September 2017.

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

Item 3. Legal Proceedings.

No proceedings are identified which involve a claim for damages against the Company

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

	Price (1)
	High	Low
2015
First Quarter	$0.49	$0.38
Second Quarter	0.42	0.38
Third Quarter	0.60	0.38
Fourth Quarter	0.41	0.26

2014
First Quarter	$0.45	$0.26
Second Quarter	0.53	0.39
Third Quarter	0.58	0.46
Fourth Quarter	0.57	0.40

The above data was compiled from information obtained from the OTC Bulletin Board quotation service.

(1)

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTCQB was $0.38 on February 4, 2016.

The number of holders of record of common stock of the Registrant as of February 2, 2016 was 355 persons/entities with an unknown number of additional shareholders who hold shares through brokerage firms.

Our independent stock transfer agent is Computershare Investor Services located at 350 Indiana Street, Suite 800, Golden CO 80401.

The Company does not maintain any form of Equity Compensation Plan.

Item 6. Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and as such,  are not providing the information contained in this item pursuant to Regulation S-K.

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

RESULTS OF OPERATIONS

GENERAL:  The Company specializes in the manufacturing and development of data radio products.  The Company offers product lines which provide innovative communication solutions for applications not served by existing conventional communication systems.  The Company offers product lines in markets for process automation in commercial, industrial and government arenas domestically as well as internationally.  The Company markets its products through direct sales, sales representatives, and domestic, as well as foreign, resellers. Operations of the Company are sustained solely from revenues received through sales of its products and services.

FISCAL YEAR 2015 vs. FISCAL YEAR 2014

GROSS REVENUES: Total revenues, including interest income, for the fiscal year 2015 were $1,561,823 reflecting a decrease of 17% from $1,877,937 in gross revenues for fiscal year 2014.  During the year ended December 31, 2015, no one customer’s sales accounted for more than 10% of the total sales revenues.  The decrease in total revenues is the result of decreased domestic product sales during 2015.  Domestic Sales for the fiscal year were $1,224,926 compared to $1,571,995 in 2014. Sales to Foreign Customers for the fiscal year were $325,658 compared to $295,425 in 2014. Product sales decreased to $1,550,584 in 2015, as compared to 2014 sales of $1,867,420, reflecting a decrease of 17%.  Management believes the decrease in sales revenues is the result of decreased product sales for the Company’s domestic sales segments, specifically industrial automation.

Interest revenues during 2015 increased to $11,239 from 2014 level of $10,517 due to increased rates of return received on the Company’s investments.

As of December 31, 2015, the Company had sales backlog of $68,330.  The Company’s customers generally place orders on an "as needed basis".  Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:  Cost of Sales, as a percentage of net sales, was 43% and 42% respectively, for 2015 and 2014.  Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  The Company's year-end inventory values for 2015 and 2014 were as follows:

	2015	2014
Parts	$181,798	$283,375
Work in progress	233,055	276,853
Finished goods	188,438	158,909
TOTAL	$603,291	$719,137

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements.

OPERATING EXPENSES: Operating expenses increased to $1,186,983 in 2015, from 2014 levels of $1,181,225 primarily due to increased depreciation during 2015.  Material changes in expenses are comprised of the following components: Wages and payroll taxes decreased by $17,210 and $5,853 respectively.   Depreciation expense increased during 2015 to $28,714 from 2014 levels of $17,824 due to the Company’s increased capital purchases.  Advertising expenses decreased to $12,171 for 2015, compared to $16,091 for 2014, Materials and Supplies expense decreased during 2015 to $32,349 from 2014 levels of $34,443 due to decreased research and development related projects during 2015.

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

Interest revenues during 2014 increased to $10,517 from 2013 level of $8,158 due to increased rates of return received on the Company’s investments.

As of December 31, 2014, the Company had sales backlog of $30,463.  The Company’s customers generally place orders on an "as needed basis".  Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in a net loss of $238,373 for 2015, increased from a net loss of $101,790 for 2014.  The decrease in profitability is the result of decreased sales revenues, increased operating expenses when compared with 2014.  At December 31, 2015, the Company's working capital was $2,500,267 compared with $2,836,980 at December 31, 2014. The Company’s operations rely solely on the income generated from sales.  The Company's major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production.  Extended availability for components critical for production of the Company’s products, ranging from 12 to 30 weeks, require the Company to maintain high inventory levels.  It is Management’s opinion that the Company’s working capital as of December 31, 2015 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2015 was 71.4:1 compared to 34.9:1 at December 31, 2014.  The increase in current asset ratio is the result of the Company having decreased Accounts Payable and Customer Deposits for year-end 2015 when compared with year-end 2014.  The Company's cash resources at December 31, 2015, including cash and cash equivalent liquid assets, were $618,060, compared to cash resources of $637,086 at year-end 2014.  The decrease in cash and cash equivalent liquid assets is the result net loss impact when comparted with year-end 2014.  The Company’s cash and cash equivalent assets are held in checking, money market investment accounts and Certificates of Deposits. The Company's accounts receivable, at December 31, 2015, were $66,276, compared to $94,864 at year-end 2014.  Management believes that all Company accounts receivable as of December 31, 2015 are collectible and does not have a reserve for uncollectable accounts.

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

Inventory levels as of December 31, 2015, were $603,291, reflecting a decrease from December 31, 2014 levels of $719,137. The decrease in inventory between December 31, 2015 and December 31, 2014, is due to an effort to minimize the quantities of components and sub-assemblies, specifically for slow moving items.

The Company had capital expenditures of $14,480 during 2015 primarily for phone system upgrades and a manufacturing die.  The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.

As of December 31, 2015, the Company's current liabilities decreased to $35,509, from 2014 year-end levels of $83,865.  The decrease in current liabilities was impacted by lower Accrued Vacation and refundable deposits, $11,733 and $22,667 respectively.

The Company had no off balance sheet arrangements for the year ended December 31, 2015.

Inflation had minimal adverse effect on the Company’s operations during 2015.  Minimal adverse effect is anticipated during 2016.

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

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	15

Financial Statements:

Balance Sheets	16

Statements of Operations	17

Statements of Changes in Stockholders’ Equity	18

Statements of Cash Flows	19

Notes to Financial Statements	20-27

Supplemental Schedule	29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Electronic Systems Technology, Inc.

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc. (“the Company”) as of December 31, 2015 and 2014, and the related statements of income, change in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Systems Technology, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The supplemental schedule of operating expenses for the years ended December 31, 2015 and 2014 (“the supplemental schedule of operating expenses”) has been subjected to audit procedures performed in conjunction with the audit of the Company's financial statements. The supplemental schedule of operating expenses is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental schedule of operating expenses reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule of operating expenses.  In our opinion, the supplemental schedule of operating expenses is fairly stated, in all material respects, in relation to the financial statements as a whole.

Spokane, Washington

February 25, 2016

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS BALANCE SHEETS DECEMBER 31, 2015 AND 2014
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$ 244,572	$ 44,591
Money market	373,488	592,495
Certificates of deposit	1,202,625	1,402,625
Accounts receivable	66,276	94,864
Inventories	603,291	719,137
Prepaid insurance	2,672	5,505
Other prepaid expenses	7,753	6,198
Federal income tax refund receivable	2,721	2,721
Accrued interest receivable	7,861	3,109
Deferred income tax asset, current	24,517	49,600

Total Current Assets	2,535,776	2,920,845

PROPERTY AND EQUIPMENT – NET	77,673	91,907

DEFERRED INCOME TAX ASSET, NET	143,875	31,301
TOTAL ASSETS	$ 2,757,324	$ 3,044,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 8,550	$ 14,573
Refundable deposits	3,580	26,247
Accrued wages and bonus	2,294	5,554
Accrued vacation pay	17,911	29,644
Other accrued liabilities	3,174	7,847

Total Current Liabilities	35,509	83,865

TOTAL LIABILITIES	35,509	83,865

COMMITMENTS AND CONTINGENCIES (NOTES 8 & 9)

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000
shares authorized, 5,158,667 shares issued and
outstanding	5,159	5,159
Additional paid-in capital	1,007,861	1,007,861
Retained earnings	1,708,795	1,947,168
TOTAL STOCKHOLDERS’ EQUITY	2,721,815	2,960,188

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,757,324	$ 3,044,053

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
	2015	2014

SALES – NET	$ 1,550,584	$ 1,867,420

COST OF SALES	701,683	850,624

GROSS PROFIT	848,901	1,016,796

OPERATING EXPENSES	1,186,983	1,181,225

OPERATING LOSS	(338,082)	(164,429)

OTHER INCOME
Interest income	11,239	10,517

TOTAL OTHER INCOME	11,239	10,517

NET LOSS BEFORE INCOME TAXES	(326,843)	(153,912)

FEDERAL INCOME TAX BENEFIT	88,470	52,122

NET LOSS AFTER TAXES	$ (238,373)	$ (101,790)

BASIC AND DILUTED LOSS PER SHARE	$ (0.05)	$ (0.02)

OUTSTANDING BASIC AND DILUTED WEIGHTED AVERAGE SHARES	5,158,667	5,158,667

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
		Additional
	Common Stock	Paid-In		Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE AT DECEMBER 31, 2013	5,158,667	$ 5,159	$ 1,005,616	$ 2,048,958	$ 3,059,733

Net income	-	-	-	(101,790)	(101,790)

Share-based compensation	-	-	2,245	-	2,245

BALANCE AT DECEMBER 31, 2014	5,158,667	$ 5,159	$ 1,007,861	$ 1,947,168	$ 2,960,188

Net loss	-	-	-	(238,373)	(238,373)

BALANCE AT DECEMBER 31, 2015	5,158,667	$ 5,159	$ 1,007,861	$ 1,708,795	$ 2,721,815

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (238,373)	$ (101,790)
Noncash expenses included in income (loss) :
Depreciation and amortization	28,714	17,824
Deferred income taxes	(87,491)	(49,401)
Share-based compensation	-	2,245
Decrease (increase) in operating assets:
Accounts receivable	28,588	(22,081)
Inventories	115,846	(93,445)
Prepaid expenses	1,277	23,984
Accrued interest receivable	(4,752)	(161)
Vendor deposits		13,083
Federal income tax refund receivable	-	(2,721)
Increase (decrease) in operating liabilities:
Accounts payable	(6,023)	5,905
Accrued wages, bonus and vacation	(19,666)	(4,200)
Other accrued liabilities	-	613
Refundable deposits	(22,667)	21,337
Federal income tax payable	-	(3,700)
Net Cash used by Operating Activities	(204,545)	(192,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(1,150,000)	(1,602,626)
Proceeds from maturities of certificates of deposit	1,350,000	1,614,000
Additions to property and equipment	(14,480)	(78,360)
Net Cash From (used by) Investing Activities	185,520	(66,986)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,025)	(259,494)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	637,086	896,580

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 618,060	$ 637,086

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$ -	$ 2,721
Cash and cash equivalents:
Cash	$ 244,572	$ 44,591
Money market funds	373,488	592,495
Total cash and cash equivalents	$ 618,060	$ 637,086

See Notes to Financial Statements.

              ELECTRONIC SYSTEMS TECHNOLOGY, INC.

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

Effective September 13, 2007, the Company announced their establishment of a “doing business as” or dba structure, based on the Company’s registered trade name of ESTeem® Wireless Modems.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Estimates used in the accompanying financial statements include the allowance for doubtful accounts receivable, inventory obsolescence, useful lives of depreciable assets, share-based compensation, and deferred income taxes.  Actual results could differ from those estimates.

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

Financial Instruments

The Company’s financial instruments are cash, money market funds, and certificates of deposit.  The recorded values of cash, money market funds and certificates of deposit approximate their fair values based on their short-term nature.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash and money market funds purchased with original maturities of three months or less.

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for estimated uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts.  As of December 31, 2015 and 2014, the Company’s estimate of doubtful accounts was zero.  The Company’s policy for writing off past due accounts receivable is based on the amount, time past due, and response received from the subject customer.

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

              ELECTRONIC SYSTEMS TECHNOLOGY, INC.

              NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies - (Continued)

Property and Equipment

Property and equipment is carried at cost.  Major betterments are capitalized and de-minimus purchases are expensed.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  The useful life of property and equipment for purposes of computing depreciation is three to seven years.    When the Company sells or otherwise disposes of property and equipment a gain or loss is recorded in the statement of operations. The cost of improvements that extend the life of property and equipment is capitalized.  The Company periodically reviews its long-lived assets for impairment and, upon indication that the carrying value of such assets may not be recoverable, recognizes an impairment loss by a charge against current operations.

Certificates of Deposit

Certificates of deposit with original maturities ranging from three months to twelve months were $1,202,625 and $1,402,625 at December 31, 2015 and 2014 respectively.

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

Income Taxes

The provision (benefit) for income taxes is computed on the pretax income based on the current tax law.  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.  The Company evaluates positive and negative information when estimating the valuation allowance for deferred tax assets.

Research and Development

Research and development costs are expensed as operating expenses when incurred.  Research and development expenditures for new product development and improvements of existing products by the Company for 2015 and 2014 were $277,126 and $286,375, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed as operating expenses when incurred.  Advertising costs for the years ended December 31, 2015 and 2014 were $12,171 and $16,091, respectively.

              ELECTRONIC SYSTEMS TECHNOLOGY, INC.

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

Potentially dilutive common stock equivalents consist of 185,000 and 440,000 stock options outstanding as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the potentially dilutive stock options were not included in the calculation of the diluted weighted average number of shares outstanding or diluted EPS as their effect would have been anti-dilutive.

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

Fair Value Measurements

ASC 820 "Fair Value Measurements” ("ASC 820") requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

At December 31, 2015 and 2014 the Company has no assets or liabilities subject to fair value adjustments on a recurring basis.

2.

Inventories

Inventories consist of the following:

	2015	2014
Parts	$ 181,798	$ 283,375
Work in progress	233,055	276,853
Finished goods	188,438	158,909
	$ 603,291	$ 719,137

3.

Property and Equipment

Property and equipment consist of the following:

	2015	2014
Laboratory equipment	$ 590,630	$ 615,088
Software purchased	35,028	35,028
Furniture and fixtures	16,531	16,531
Dies and molds	130,176	128,676
	772,365	795,323
Accumulated depreciation and amortization	(694,692)	(703,416)
	$ 77,673	$ 91,907

4.

Income Taxes

The benefit for federal income taxes consisted of:

	2015	2014
Current	$ -	$ (2,721)
Deferred	(88,470)	(49,401)
Benefit for federal income taxes	$ (88,470)	$ (52,122)

At December 31, 2015, the Company had approximately $56,000 of income tax credits available to reduce income taxes in future periods.  The credits expire from 2032-2035.  In addition, at December 31, 2015, the Company had approximately $370,000 of net operating loss carryforwards which will expire between 2016 and 2035.

              ELECTRONIC SYSTEMS TECHNOLOGY, INC.

              NOTES TO FINANCIAL STATEMENTS

4.

Income Taxes – (Continued)

The components of deferred tax assets and liabilities at December 31, were as follows:

Deferred tax assets, net:	2015	2014
Current:
Accrued liabilities	$ 6,957	$ 8,776
Inventories	17,560	40,824
Total current deferred tax assets	24,517	49,600
Noncurrent:
Income tax credits	55,853	29,899
Net operating loss carryforwards	126,942
Other		1,402
Total noncurrent deferred tax assets	182,795	31,301
Less valuation allowance	(38,920)
Total deferred tax assets, net	$ 143,875	$ 31,301

The Company has recorded a net deferred tax asset of $143,875 after a valuation allowance of $38,920 that reflects the benefit of $370,000 in loss carryforwards, which expire in varying amounts as described above, and research and development income tax credits of $55,853.  Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards and the income tax carryforwards.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The differences between the benefit for income taxes and income taxes computed using the U.S. statutory federal income tax rate of 35% were as follows:

	2015	2014

Amount computed using the statutory rate	$ (114,395)	$ (53,870)
Permanent differences	5,418	1,748
Income tax credits	(18,413)
Change in valuation allowance	38,920	-
Benefit for federal income taxes	$ (88,470)	$ (52,122)

Should the Company have future accrued interest expense and penalties related to uncertain income tax positions, they will recognize those expenses in income tax expense.

The Company files federal income tax returns in the United States only.  The Company is no longer subject to federal income tax examination by tax authorities for years before 2012.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties.

5.

Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit Sharing Plan and Salary Deferral 401-K Plan and Trust.  All employees over the age of twenty-one are eligible.  On January 1, 2006, the Company adopted a four percent salary matching provision.  The Company contributed $27,442 and $30,742 to the plan for the years ended December 31, 2015 and 2014 respectively.

              ELECTRONIC SYSTEMS TECHNOLOGY, INC.

              NOTES TO FINANCIAL STATEMENTS

6.

Employee Profit Sharing Bonus Program

The Company makes discretionary contributions to the Employee Profit Sharing Bonus Program (a non-qualified plan) based upon ten percent of the first $100,000 of pre-tax net income plus eight percent of pre-tax net income in excess of $100,000.  There was no accrual or expense recorded for 2015 or 2014.

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

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in:

2014
Dividend yield	0.00%
Expected volatility	75%
Risk-free interest rate	0.68%
Option exercise rate	6.4%
Expected term (in years)	3
Estimated fair value per option granted	$ 0.20

The average risk-free interest rate is based on the three-year U.S. Treasury Bond rate in effect as of the grant date.  The expected volatility is determined using a weighted average of weekly historical volatility of the stock price over a period of one year prior to the grant dates.  The Company uses historical data to estimate option exercise rates.

In the years ended December 31, 2015 and 2014, the Company recognized $0 and $2,245 respectively, in share-based compensation expense.  No non-vested share-based compensation arrangements existed as of December 31, 2015 and 2014.

A summary of option activity follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number	Price Per	Term
	Outstanding	Option	(Years)
Balance at December 31, 2013	525,000	0.38	1.1
Granted	175,000	0.32
Expired	(260,000)	0.45
Balance at December 31, 2014	440,000	0.39	2.1
Granted	-	-
Expired	(255,000)	0.38
Balance at December 31, 2015	185,000	0.36	1.2
Outstanding and Exercisable at December 31, 2015	185,000	$ 0.36	1.2

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2015, was $0.  On August 7, 2015, the Board of Directors passed a resolution granting 250,000 stock options to management subject to Shareholder approval at the 2016 Annual Shareholders Meeting.

              ELECTRONIC SYSTEMS TECHNOLOGY, INC.

              NOTES TO FINANCIAL STATEMENTS

8.

Leases

The Company leases its facilities from a port authority for three years, expiring in September 2017, with annual increases based upon the Consumer Price Index.  The lease expense for the years ended December 31, 2015 and 2014 was $63,299 and $62,133 respectively.  The lease expense for the years ended December 31, 2016 and 2017 is expected to be approximately $64,200 and $65,300, respectively.

9.

Commitments and Contingencies

In 2009, the Company entered into a licensing agreement with Wi-LAN, Inc. (a Canadian Company), to pay royalties for certain licensing rights and liability releases.  Such amounts are not considered significant by the Company.

10.

Segment Reporting

Domestic Sales for the fiscal year were $1,224,926 compared to $1,571,995 in 2014. Sales to Foreign Customers for the fiscal year were $325,658 compared to $295,425 in 2014.

11.

Subsequent Event

On January 13, 2016 the Company Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to $100,000 of the Company's common stock, subject to stock market conditions and corporate considerations. The Company's repurchase may be executed using open market purchases, privately negotiated agreements or other transactions. The repurchase program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with Exchange Act Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. The stock repurchase program may be suspended or discontinued at any time without prior notice.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Advertising	$ 12,171	$ 16,091
Dues and subscriptions	685	2,545
Depreciation	28,714	17,824
Insurance	13,576	15,501
Materials and supplies	32,349	34,433
Office and administration	18,723	15,365
Printing	1,332	1,565
Professional services	124,869	120,332
Rent and utilities	72,069	70,173
Repair and maintenance	5,631	9,235
Salaries	888,679	905,889
Taxes, licenses & health insurance	228,240	236,624
Telephone	10,730	8,335
Trade shows	39,800	38,251
Travel expenses	45,352	41,377

	1,522,920	1,533,540

Expenses allocated to cost of sales	(335,937)	(352,315)

Total Operating Expenses	$ 1,186,983	$ 1,181,225

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including the Chief Executive Officer and Principal Accounting Officer, these positions are currently held by the same individual, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act ) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2015.

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

As of December 31, 2015 Management conducted an assessment of the effectiveness of EST’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements. The material weakness is as follows:

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

During the quarter ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On August 7, 2015, the Board of Directors passed a resolution granting 250,000  stock options to Management subject to Shareholder approval at the 2016 Annual Shareholders Meeting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2015 as well as the term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
Theodore Deinard	06/05/15-06/01/18	43	President of QFMI Management, Inc.
T.L. Kirchner	06/06/14 – 06/03/17	67	Former President of the Company
Barry Knott	06/05/15-06/01/18	60	CEO of Lifeloc Technologies, Inc.
Vern Kornelsen	06/06/14 – 06/03/17	83	General Partner of EDCO
John L. Schooley	06/04/13 – 06/04/16	76	Former President of Remtron, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2015 is comprised of Barry Knott (Chairman), Theodore Deinard and John Schooley. The Audit Committee met on two occasions in 2015.  The Board of Directors has determined that none of the audit committee members can be classified as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.  The Board of Directors does not contain a member that can be classified as an “audit committee financial expert” under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely due to the high cost of such Director candidates.

The Board has also adopted a charter for the Audit Committee. The charter for the audit committee is available on our website at www.esteem..com . The audit committee charter is also available in print to any shareholder who requests it.

Compensation Committee

There is no Compensation Committee of the Board of Directors. The Board of Directors did establish an Employee/Director Stock Option Committee consisting of all Directors.  The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2015. There is no charter for the Employee/Director Stock Option Committee.

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

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2015; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
Michael Eller	55	President/CEO/Principal Accounting Officer	Employed at will	9/7/12- Present

The following is a brief description of the business experience during the last five years of each director and/or executive officer of the Company.

THEODORE DEINARD.  Mr. Deinard joined Quadrant in 2008 and is responsible for making investments and overseeing companies at the firm.  Mr. Deinard holds Director level positions in multiple portfolio companies along with Executive level roles at certain times.  Mr. Deinard is also President of QFMI Management, Inc., an alternative investment management firm, controlled by an affiliate of Quadrant.  Previously, Mr. Deinard was a Director at Citigroup Global Markets.  He holds a BA from Yale University.

T.L. KIRCHNER.  Mr. Kirchner is founder, Past President and a Director of the Company.  During the last five years Mr. Kirchner devoted 100% of his time to the management of the Company.  His primary duties are to oversee the management and marketing functions of the Company.  Mr. Kirchner does not serve as a director for any other company registered under the Securities Exchange Act.

BARRY KNOTT. Mr. Knott is the Chief Executive Officer of Lifeloc Technologies, Inc., located in Denver, Colorado, and has extensive experience in general management, and particularly sales and marketing. Previous experience includes positions as the President and CEO of Cognitive Solutions, Inc.; Vice President of Sales and Marketing for Wide Format Printing (Nashua Corporation); Vice President and General Manager of Zebra Technologies Corporation; and several other similar positions. He holds an MBA degree from Queens University, Ontario, Canada, and a BA degree from the University of New Brunswick, New Brunswick, Canada.

VERN D. KORNELSEN.  Mr. Kornelsen is the General Partner of EDCO Partners LLLP.  Mr. Kornelsen formerly practiced as a certified public accountant in Denver, CO for many years and is a financial consultant to several early stage companies.  He was a director of Valleylab for 10 years, and led an investor group that provided a portion of its initial funding.  Mr. Kornelsen has been a director and participated in the capitalizing of a number of early stage companies, and is currently a director and audit-committee member of a publicly-held company, Encision Inc. of Boulder, CO.  He is also the Chairman, Secretary, Director, and CFO of Lifeloc Technologies, Inc., a publicly-held company located in Wheat Ridge, CO.

JOHN L. SCHOOLEY.  Mr. Schooley is a Director of the Company.  Mr. Schooley was the former owner and President of Remtron, Inc. in San Diego, California.  Remtron, Inc. manufactures advanced radio control and telemetry systems for the industrial marketplace.  Mr. Schooley does not serve as director of any other company that is registered under the Securities and Exchange Act.

MICHAEL W. ELLER.  Mr. Eller is the President and Principal Accounting Officer.  During the last five years Mr. Eller has been a full time employee of the Company and Macys Logistics and Operations where he was employed as the Vice President of Operations and Director of Finances.  Mr. Eller does not serve as a director for any other company registered under the Securities Exchange Act.

Family Relationships

None.

Section 16(A) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2015 to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

Indemnification

The Company’s By-Laws address indemnification of Directors and Officers. Washington Law provides that Washington corporations may include within their Articles of Incorporation provisions eliminating or limiting the personal liability of their directors and officers in shareholder actions brought to obtain damages for alleged breaches of fiduciary duties, as long as the alleged acts or omissions did not involve intentional misconduct, fraud, a knowing violation of law or payment of dividends in violation of the Washington statutes. Washington law also allows Washington corporations to include in their Articles of Incorporation or Bylaws provisions to the effect that expenses of officers and directors incurred in defending a civil or criminal action must be paid by the corporation as they are incurred, subject to an undertaking on behalf of the officer or director that he or she will repay such expenses if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the corporation because such officer or director did not act in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation. The Company’s Articles of Incorporation provide that a director or officer is not personally liable to the Company or its shareholders for damages for any breach of fiduciary duty as a director or officer, except for liability for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of distribution in violation of Washington Business Corporation Act.

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

Item 11. Executive Compensation.

The Company’s principal executive officer is T.L. Kirchner, Past President.  The Company’s Acting President, CEO and principal accounting officer is Michael W. Eller.

Information concerning the compensation of the Company’s principal executive officer and principal accounting officer, as well as any other compensated employees of the Registrant's whose total compensation exceeded $100,000 during 2015 and 2014 is provided in the following Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”):

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)
T.L. Kirchner, Past President	2015	$95,181,	-	-	N/A	-	-	$41,929	$137,109
	2014	$160,586	$3,661	-	$321	-	-	$23,242	$187,810
Michael W. Eller President CEO/Principal Accounting Officer	2015	$100,005	-	-	N/A	-	-	$15,885	$115,890
	2014	$85,002	$1,602	-	N/A	-	-	$13,915	$100,519
Todd Elliott	2015	$100,005	-	-	N/A	-	-	$6.287	$106,292
	2014	77,504	$1,602	-	N/A	-	-	$3,953	$83,059

(1)

Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus.  Bonus calculated for 20134 results paid during 2014.

(2)

Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. Assumptions made in the valuation of stock option awards are disclosed in Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K.

(3)

All Other Compensation consists of premiums paid for Severance pay, Group Health Insurance, Key Man Insurance, Accrued Vacation Pay and Company paid 401(k) matching amounts.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2015 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
T.L. Kirchner	-	-	-	N/A

(5)

This table does not include Stock Options granted previously.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2015 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
T.L. Kirchner, Past President	25,000	0	0	$0.41	2/27/17	0	0	0	0
	25,000	0	0	$0.31	2/14/16	0	0	0	0

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. The Board of Directors approved a stipend for members that are not employed by the company in the amount of $300 per quarter of service on the Board of Directors.  There is currently no other compensation arrangements for the Company’s directors.  (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.)  The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2015 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Theodore Deinard	$300	$0	$0	$0	$0	$0	$300
T.L. Kirchner	$0	$0	$0	$0	$0	$0	$0
Barry Knott	$300	$0	$0	$0	$0	$856	$1,156
Vern Kornelsen	$900	$0	$0	$0	$0	$19	$919
John Schooley	$900	$0	$0	$0	$0	$862	$1,762

(1) Compensation information for Tom Kirchner, Past President and CEO, and Michael Eller, President and Principal Accounting Officer is contained in the Executive Compensation Summary Compensation Table.

(2) Amount represents the Director Stipend paid in 2015.

(3) Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. Assumptions made in the valuation of stock option awards are disclosed in Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K.

(4) Amounts represent reimbursement of out-of-pocket expenses related to directors’ duties associated with the Company's business (ie. travel expenses for attending Company Director’s Meetings).

The Company currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

Option Exercises

 During our fiscal year ended December 31, 2015, there were no options exercised by our NEO’s or Directors.

We do not currently have a Long-Term Incentive Plan (“LTIP”).

Summary of Executive Employment Agreements

There are no executive employment agreements with any officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2015, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	EDCO Partners LLLP 4605 Denice Drive Englewood CO 80111	1,553,500	30.1%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488 (2)(3)	7.8%
Common	Zeff Capital, LP 1601 Broadway, 12th Floor New York NY 10019	373,829	7.2%
Common	Theodore Deinard & Jennifer Quasha-Deinard 1345 Avenue of the Americas New York NY 10105	288,384	5.6%

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

(2)

The T. L.Kirchner listed above has stock options giving the right to acquire 50,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 14, 2013 and February 28, 2014, respectively.

(3)

Does not include options granted.  See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 4, 2016, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Name/Address of Beneficial Owner (1)	Title of Class	Amount & Nature of Beneficial Ownership	Percent of Class
Theodore Deinard (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	288,384	5.5%
T.L. Kirchner (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	453,488 (2)	8.6%
Barry Knott (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	-	-
Vern Kornelsen (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	1,553,500	29.5%
John Schooley (Director) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	185,000 (2)	3.5%
Michael W. Eller (Officer) )/415 N. Quay St., Bldg B1 Kennewick, WA	Common	-	-
All Officers and Directors as a group	Common	2,480,372	47.2%

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

The information below does not include stock options granted that are subject of Shareholder approval at the Annual Meeting in 2016.

Recipients of Stock Options currently unexpired as of December 31, 2015 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 2-27-2014
Sam Amaral	5,000	0.41
Alan B. Cook	5,000	0.41
Tom Kirchner	25,000	0.41
Eric P. Marske	15,000	0.41
Jason Muhlbeier	5,000	0.41
Neil Hellfeldt	5,000	0.41
John L. Schooley	25,000	0.41
George Stoltz	5,000	0.41
Dan Tolley	5,000	0.41
Total	95,000	0.41

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 2-10-2013
Sam Amaral	5,000	0.37
Alan B. Cook	5,000	0.37
Tom Kirchner	25,000	0.37
Eric P. Marske	15,000	0.37
Jason Muhlbeier	5,000	0.37
John L. Schooley	25,000	0.37
George Stoltz	5,000	0.37
Dan Tolley	5,000	0.37
Total	90,000	0.37

Stock options must be exercised within 90 days after termination of employment/board membership.  During 2015, 255,000 options expired, no shares were granted and no shares under option were exercised.  At December 31, 2015 there were 185,000 options outstanding and exercisable.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

None.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table presents fees billed to us during December 31, 2015 and 2014, for professional services provided by DeCcoria Maichel & Teague.

Year Ended	December 31, 2015	December 31, 2014
Audit fees (1)	$45,450	$44,459
Audit-related fees (2)	-	-
Tax fees (3)	3,185	3,500
All other fees (4)	-	-
Total Fees	$48,635	$47,959

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:   /s/ Michael W. Eller

         Michael W. Eller, President

        (Principal Executive Officer)

Date:  March 2, 2016

By:  /s/ Michael W. Eller

        Michael W. Eller, President

        (Principal Accounting Officer)

Date:  March 2, 2016

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THEODORE DEINARD	Director	MARCH 2, 2016
Theodore Deinard

/s/ T.L. KIRCHNER	Director	MARCH 2, 2016
T.L. Kirchner

/s/ BARRY KNOTT	Director	MARCH 2, 2016
Barry Knott

/s/ VERN KORNELSEN	Director	MARCH 2, 2016
Vern D. Kornelsen

/s/ JOHN SCHOOLEY	Director	MARCH 2, 2016
John L. Schooley