Form 10-Q
period 2016-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2016-04-28
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 12, 2016, the number of the Company's shares of common stock par value $0.001, outstanding was 5,081,108.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS
	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 954,233	$ 618,060
Certificates of deposit investments	750,000	1,202,625
Accounts receivable	199,904	66,276
Inventories	577,320	603,291
Accrued interest receivable	1,577	7,861
Prepaid insurance	1,983	2,672
Prepaid expenses	10,131	10,474
Deferred income tax asset, current	26,680	24,517
Total current assets	2,521,828	2,535,776

Property and equipment, net of depreciation	71,100	77,673

Deferred income tax asset, net	141,312	143,875
Total assets	$ 2,734,240	$ 2,757,324

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 13,762	$ 8,550
Accrued liabilities	34,382	23,379
Refundable deposits	3,580	3,580
Total current liabilities	51,724	35,509
Total liabilities	51,724	35,509

COMMITMENTS (NOTE 6)

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 5,081,108 and 5,158,667 shares issued and outstanding respectively	5,081	5,159
Additional paid-in capital	978,466	1,007,861
Retained earnings	1,698,969	1,708,795
Total stockholders' equity	2,682,516	2,721,815
Total liabilities and stockholders' equity	$ 2,734,240	$ 2,757,324

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2016	2015

PRODUCT SALES, net	$ 419,712	$ 428,026
SITE SUPPORT	47,939	21,846
COST OF SALES and SITE SUPPORT	(200,136)	(201,597)
GROSS PROFIT	267,515	248,275

OPERATING EXPENSES
General and administrative	91,671	100,700
Research and development	69,135	73,122
Marketing	87,127	138,413
Customer service	31,894	28,248
Total operating expenses	279,827	340,483
OPERATING LOSS	(12,312)	(92,208)

OTHER INCOME
Interest income	2,886	2,757
Total other income	2,886	2,757

NET LOSS BEFORE INCOME TAX	(9,426)	(89,451)
Benefit (provision) for income tax	(400)	(7,600)
NET LOSS	$ (9,826)	$ (97,051)

Basic and diluted loss per share	Nil	$ (0.02)

Weighted average shares used in computing loss per share Basic and diluted	5,124,363	5,158,667

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (9,826)	$ (97,051)

Noncash items included in net loss:
Depreciation	6,573	8,330
Deferred income taxes	400	7,600

Changes in operating assets and liabilities:
Accounts receivable, net	(133,628)	(14,299)
Inventories	25,971	52,659
Accrued interest receivable	6,284	165
Prepaid expenses	1,033	(13,363)
Accounts payable	5,213	143
Refundable deposits	-	(26,167)
Accrued liabilities	11,002	3,644
NET CASH USED IN OPERATING ACTIVITIES	(86,980)	(78,339)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Certificates of deposit redeemed	452,625	-
Purchase of equipment	-	(12,980)
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	452,625	(12,980)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares	(29,472)	-
NET CASH USED IN FINANCING ACTIVITIES	(29,472)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	336,173	(91,319)
Cash and cash equivalents at beginning of period	618,060	637,086
Cash and cash equivalents at end of period	$ 954,233	$ 545,767

Cash and cash equivalents:
Cash	$ 110,949	$ 227,890
Cash equivalents	843,284	317,877
Total cash and cash equivalents	$ 954,233	$ 545,767

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company") presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2016 and March 31, 2015.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2015 as filed with Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	March 31 2016	December 31 2015
Parts	$ 206,222	$ 181,798
Work in progress	181,648	233,055
Finished goods	189,450	188,438
Total inventory	$ 577,320	$ 603,291

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At March 31, 2016 the Company had 95,000 outstanding stock options that could have a dilutive effect on future periods’ income.  However, diluted earnings per share are not presented because their effect would be antidilutive due to Company’s losses.

NOTE 4 - STOCK OPTIONS

As of March 31, 2016, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors did not issue stock options during the first quarter ended March 31, 2016. The Proxy Statement for the Annual Meeting will include an item for the Shareholders to approve the issuance of 250,000 stock options approved by the Board of Directors in August of 2015.

A summary of option activity during the quarter ended March 31, 2016 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2015	185,000	$0.36
Granted	-	-
Expired	(90,000)	0.31
Outstanding and Exercisable at March 31, 2016	95,000	$0.41	0.9	$0

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2016 the Company accrued total directors’ fees of $1,500, or $300 per director for board meetings attended.

NOTE 6 - COMMITMENTS

In 2009, the Company entered into a licensing agreement with Wi-LAN, Inc. (a Canadian Company), to pay royalties for certain licensing rights and liability releases.  Such amounts are not considered significant by the Company.

The Company leases its facilities from a port authority for $5,348 per month for three years, expiring in September 2017, with annual increases based upon the Consumer Price Index

NOTE 7 - SEGMENT REPORTING

Domestic Sales for the three month period ending March 31, 2016, were $356,707 which was an increase of $50,590 compared to the same period in 2015. Foreign Sales for the three month period ending March 31, 2016 were $110,944 which was a decrease of $32,811 compared to the same period in 2015. Sales to one customer were greater than 10% of the total sales for the quarter.

NOTE 8 – Stock Repurchase

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under the program, shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired.

The following table shows the Company’s activity and related information for the three month period ending March 31, 2016:

	Purchase Period End Date	Number of Shares	Average Repurchase Price Per Share	Amount
January 2016	January 31, 2016	9,618	$0.38	$ 3,655
February 2016	February 29, 2016	40,382	$0.38	$15,345
March 2016	March 31, 2016	27,559	$0.38	$10,472
Total		77,559	$0.38	$29,472

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

A.

RESULTS OF OPERATIONS

REVENUES: Total revenues from sales increased to $467,651 for the first quarter of 2016 as compared to $449,872 in the first quarter of 2015, reflecting an increase of 4%.  Gross revenues, including interest income, increased to $470,538 for the quarter ended March 31, 2016, from $452,630 for the same quarter of 2015.  Management believes the increase in sales revenues is due to increased Site Support sales during first quarter of 2016 when compared with the same quarter of 2015.

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

A percentage breakdown of EST's market segments of Domestic and Foreign Export sales, for the first quarter of 2016 and 2015 are as follows:

For the first quarter of	2016	2015
Domestic Sales	76%	68%
Export Sales	24%	32%

BACKLOG:

As of March 31, 2016, the Company had a sales order backlog of $5,625.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2016 and 2015 were 38% and 42% of respective net sales and are calculated excluding site support expenses of $42,272 and $19,789 respectively. The cost of sales percentage decrease in the first quarter of 2016 is the result of the product mix of items and services sold during the quarter having increased profit margins when compared with the product mix sold during the same quarter of 2015.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2016 decreased $60,656 from first quarter of 2015 levels.  The following is a delineation of operating expenses:

	March 31, 2015	March 31, 2014	Increase (Decrease)
General and administrative	$ 91,671	$ 100,700	$ (9,029)
Research and development	69,135	73,122	(3,987)
Marketing	87,127	138,413	(51,286)
Customer service	31,894	28,248	3,646
Total operating expenses	$ 279,827	$ 340,483	$ (60,656)

General and administrative:  For the first quarter of 2016 General and administrative expenses decreased $9,029 to $91,671, due to decreased wages and benefit expenses when compared with the same quarter of 2015.

Research and development:  Research and Development expenses decreased $3,987 to $69,135 during the first quarter of 2016 due to decreased wages when compared with the same quarter of 2015.

Marketing: During the first quarter of 2016, marketing expenses decreased $51,285 to $87,127 when compared with the same period of 2015, due to decreased wages, travel and consulting service expenses during the first quarter of 2016.

Customer service: Customer service expenses increased $3,646 to $31,894 during the first quarter of 2016, due to increased payroll related to Site Survey work when compared with the same quarter of 2015.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $2,886 in interest and dividend income during the quarter ended March 31, 2016.  Sources of this income were money market accounts and certificates of deposit.

NET LOSS:

The Company had a net loss of $9,829 for the first quarter of 2016 compared to a net loss of $97,051 for the same quarter of 2015.  The decrease in net loss during 2016 is the result of increased sales revenues and decreased operating expenses.

Included in the net loss is the tax impact of a $400 provision that relates primarily to changes in temporary differences in tax versus book inventory. Additionally, at March 31, 2016, the Company has $55,853 of research and development tax credits available to reduce any Federal Income taxes that may be incurred in future periods.

B.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2016 was 49:1 compared to 71:1 at December 31, 2015.  The decrease in current ratio is due to increased accounts payable and accrued vacation expenses at March 31, 2016 when compared with December 31, 2015.

For the quarter ended March 31, 2016, the Company had cash and cash equivalents of $954,233 as compared to cash and cash equivalent holdings of $618,060 at December 31, 2015, primarily reflecting changes in the value of certificates of deposits that were redeemed when compared with year-end 2015.

Accounts receivable increased to $199,904 as of March 31, 2016, from December 31, 2015 levels of $66,276 due to sales and collection timing differences when compared with year-end 2015.  Inventory decreased to $577,320 at March 31, 2016 from December 31, 2015 levels of $603,291.  The Company's fixed assets, net of depreciation, decreased to $71,100 as of March 31, 2016 from December 31, 2015 levels of $77,673, due to depreciation. The deferred tax asset as of March 31, 2016 decreased to $167,992 due to the income tax expense recognized during the first quarter of 2016 and the impact of temporary differences relating to inventory.  Prepaid insurance and expenses decreased to $1,983 as of March 31, 2016 as compared with $2,672 for December 31, 2015 due to decreased insurance expense when compared with year-end 2015.

As of March 31, 2016, the trade accounts payable balance was $13,762 compared with $8,550 at December 31, 2015, and reflect amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of March 31, 2016 were $34,382, compared with $23,379 at December 31, 2015, and reflect items such as payroll and state tax liabilities and accrued vacation benefits.  At March 31, 2016 and December 31, 2015 the Company had refundable customer deposit liabilities of $3,580.

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at March 31, 2016 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2016.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2016.

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

There have been no changes during the quarter ended March 31, 2016 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Michael W. Eller
Date: April 28, 2016	Name: Michael W. Eller
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: April 28, 2016	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)