Form 10-Q
period 2016-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2016-07-29
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2016, the number of the Company's shares of common stock par value $0.001, outstanding was 5,081,108.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

FORM 10-Q

June 30, 2016

Index

PART I - FINANCIAL INFORMATION

3

Item 1.  Financial Statements.

3

BALANCE SHEETS

3

STATEMENTS OF OPERATIONS

4

STATEMENTS OF CASH FLOWS

5

NOTES TO FINANCIAL STATEMENTS

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

11

Item 4.  Controls and Procedures.

12

PART II - OTHER INFORMATION

13

Item 1 Legal Proceedings

13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3 Defaults Upon Senior Securities

13

Item 4 Mine Safety Disclosure

13

Item 5 Other Information

13

Item 6.  Exhibits

13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
	June 30, 2016 (Unaudited)	December, 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$ 812,679	$ 618,060
Certificates of deposit investments	1,000,000	1,202,625
Accounts receivable	113,020	66,276
Inventories	585,036	603,291
Accrued interest receivable	4,228	7,861
Prepaid insurance	1,813	2,672
Prepaid expenses	21,111	10,474
Deferred income tax asset, current	25,072	24,517
Total current assets	2,562,959	2,535,776

Property and equipment, net	64,528	77,673

Deferred income tax asset, net	143,320	143,875
Total assets	$ 2,770,807	$ 2,757,324

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 51,404	$ 8,550
Accrued liabilities	34,257	23,379
Refundable deposits	3,580	3,580
Total current liabilities	89,241	35,509
Total liabilities	89,241	35,509

COMMITMENTS and CONTINGENCIES (NOTE 6)

Stockholders’ equity
Common stock, $0.001 par value 50,000,000 shares authorized 5,081,108 and 5,158,667 shares issued and outstanding, respectively	5,081	5,159
Additional paid-in capital	980,307	1,007,861
Retained earnings	1,696,178	1,708,795
Total stockholders’ equity	2,681,566	2,721,815
Total liabilities and stockholders’ equity	$ 2,770,807	$ 2,757,324

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
SALES, NET	$ 437,882	$ 330,753	$ 857,594	$ 758,779
SITE SUPPORT	23,237	22,271	71,176	44,597
COST OF SALES	(191,463)	(173,842)	(391,600)	(375,439)
GROSS PROFIT	269,656	179,632	537,170	427,907

Operating Expenses
General and administrative	74,285	83,664	165,955	184,364
Research and development	76,475	74,107	145,610	147,229
Marketing and Sales	125,071	159,072	244,093	325,733
TOTAL OPERATING EXPENSE	275,831	316,843	555,658	657,326

OPERATING INCOME (LOSS)	(6,175)	(137,211)	(18,488)	(229,419)

OTHER INCOME
Interest income	2,984	3,041	5,871	5,798
TOTAL OTHER INCOME	2,984	3,041	5,871	5,798

NET INCOME (LOSS) BEFORE INCOME TAX	(3,191)	(134,170)	(12,617)	(223,621)
Benefit (provision) for income tax	400	7,600	-	-
NET INCOME (LOSS)	$ (2,791)	$ (126,570)	$ (12,617)	$ (223,621)

Basic and diluted earnings per share	Nil	$ (0.02)	Nil	$ (0.04)

Weighted average shares used in computing income (loss) per share:
Basic and diluted	5,081,108	5,158,667	5,105,123	5,158,667

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net loss	$ (12,617)	$ (223,621)
Noncash items included in net loss:
Depreciation	13,145	15,113
Share based compensation	1,841	-
Changes in operating assets and liabilities:
Accounts receivable	(46,744)	(8,421)
Inventories	18,255	56,808
Accrued interest receivable	3,633	(2,660)
Prepaid insurance	859	1,927
Prepaid expenses	(10,638)	(8,359)
Accounts payable	42,854	307
Accrued liabilities	10,878	10,690
Refundable deposits	-	(17,664)
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	21,466	(175,880)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of deposit redeemed	202,625	-
Purchases of equipment	-	(14,480)
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	202,625	(14,480)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of Shares	(29,472)	-
NET CASH USED IN FINANCING ACTIVITIES	(29,472)	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	194,619	(190,360)
Cash and cash equivalents at beginning of period	618,060	637,086
Cash and cash equivalents at end of period	$ 812,679	$ 476,726

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six month periods ended June 30, 2016 and June 30, 2015.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2015 as filed with Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2016 and June 30, 2015, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	June 30, 2016	December 31, 2015
Parts	$ 148,620	$181,798
Work in progress	244,315	233,055
Finished goods	192,101	188,438
	$ 585,036	$603,291

NOTE 3 - INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At June 30, 2016 the Company had 245,000 outstanding stock options that could have a dilutive effect on future periods.  However, at June 30, 2016 there was no dilutive effect of stock options on earnings per share or weighted average shares outstanding.

NOTE 4 - STOCK OPTIONS

As of June 30, 2016, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors has not awarded stock options during the six months ended June 30, 2016 ..   T he Board of Directors may consider issuing stock options later in 2016. Shareholders approved the 2015 Stock Incentive Plan on June 3, 2016, for 250,000 stock options. 150,000 of the approved amount were granted to certain management employees as part of the 2015 Stock Incentive Plan. The options were dated effective August 7, 2015 and have a five year exercise period. The company booked an expense of $1,841 for the quarter in which the options were approved by the Shareholders.

NOTE 4 - STOCK OPTIONS, Continued

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2015 and approved by the Shareholders in 2016.

2015
Dividend yield	0.00%
Expected volatility	68%
Risk-free interest rate	1.08%
Expected term (in years)	5
Estimated Fair Value per Option Granted	$0.23

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2005 through 2015 was 5.42%.

A summary of option activity during the six months ended June 30, 2016, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2015	185,000	$0.36
Granted (Approved)	150,000	$0.40
Expired	(90,000)	0.31
Outstanding and Exercisable at June 30, 2016	245,000	$0.40	2.8	$0

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2016 the Company accrued total directors’ fees of $1,500, or $300 per director for board meetings attended. For the six-month period ending June 30, 2016, the Company paid or accrued a total of $3,000 for directors’ fees.

NOTE 6 - COMMITMENTS and CONTINGENCIES

The Company leases its facilities from a port authority for $5,348 per month for three years, expiring in September 2017, with annual increases based upon the Consumer Price Index

NOTE 7 - SEGMENT REPORTING

Segment information is prepared on the same basis that the Company's management reviews financial information for operational decision making purposes.

During the quarter ended June 30, 2016, Domestic customers represented approximately 84% of total net revenues. Domestic sales revenues increased to $388,415 for the quarter ended June 30, 2016 compared to $299,131 for the quarter ended June 30, 2015. Year to date domestic sales revenues increased to $745,122 as of June 30, 2016 compared to $605,248 for the same period of 2015.  Foreign customers represented approximately 16% of total net revenues.  Foreign sales revenues increased to $72,704 for the quarter ended June 30, 2016 compared to $54,343 for the quarter ended June 30, 2015. Year to date foreign sales revenues decreased to $183,648 as of June 30, 2016 compared to $198,098 for the same period of 2015.  During the quarter ended June 30, 2016, sales to one customer, comprised more than 10% of the Company’s sales revenues.  Revenues from foreign countries during the second quarter of 2016 consist primarily of revenues from product sales to Peru, Croatia and Canada.

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

The following table shows the Company’s activity and related information for the six-month period ended June 30, 2016:

	Purchase Period End Date	Number of Shares	Average Repurchase Price Per Share	Amount
January 2016	January 31, 2016	9,618	$0.38	$3,655
February 2016	February 29, 2016	40,382	$0.38	$15,345
March 2016	March 31, 2016	27,559	$0.38	$10,472
Total		77,559	$0.38	$29,472

NOTE 9 – Reclassification

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations, cash flows or financial position of prior period amounts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ended June 30, 2016.  The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services increased to $461,119 for the second quarter of 2016, compared to $353,474 for the second quarter of 2015.  Gross revenues, including interest income, increased to $464,103 for the quarter ended June 30, 2016, from $356,515 for the same quarter of 2015.  Year to date sales increased to $928,770 as of June 30, 2016 as compared to $803,346 as of June 30, 2015. Year to date gross revenues, including interest income, increased to $934,641 as of June 30, 2016 compared to $809,143 as of June 30, 2015.  Management believes the increase in quarterly and year to date sales revenues is due to increased engineering services and related product sales.

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

A percentage breakdown of EST's Domestic and Export Sales, for the second quarter of 2016 and 2015 are as follows:

	For the second quarter of
	2016	2015
Domestic Sales	86%	85%
Export Sales	14%	15%

Domestic Revenues

During the quarter ended June 30, 2016, the Company’s domestic operations represented 84% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues increased to $388,415 for the quarter ended June 30, 2016 compared to $299,131 for the quarter ended June 30, 2015.  Management believes the increase in sales revenues is due to increased domestic sales for water/waste water and mining industrial automation projects during the first six months of 2016.  During the quarter ended June 30, 2016, one customer, comprised more than 10% of the Company’s sales revenues.

For the six-month period ended June 30, 2016, the Company’s domestic operations represented 80% of the Company’s total sales revenues.  Year to date domestic sales revenues increased to $745,122 as of June 30, 2016 compared to $605,248 for the same period of 2015. Management believes the increase in year to date sales revenues is due to increased engineering services and related product sales during the first half of 2016.

Foreign Revenues

The Company’s foreign operating segment represented 16% of the Company’s total net revenues for the quarter ended June 30, 2016.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended June 30, 2015, the Company had $72,704 in foreign export sales, amounting to 16% of total net revenues of the Company for the quarter, compared with foreign export sales of $54,343 for the same quarter of 2015.  Management believes the increase in foreign sales revenues was due to increased automation needs to lower operating expenses in Oil & Gas and Mining industries.  Revenues from foreign countries during the second quarter of 2016 consist primarily of revenues from product sales to Peru, Croatia and Canada.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 2016.  Products purchased by foreign customers were used primarily in industrial automation applications.  We believe the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

For the six-month period ended June 30, 2016, the Company had $183,648 in foreign export sales, amounting to 20% of total sales revenues of the Company for the period, compared with foreign export sales of $198,098 for the same period of 2015. Management believes the decrease in foreign sales revenues is due unfavorable exchange rates with respect to the strength of the US Dollar.

BACKLOG:

The Corporation had a sales order backlog of approximately $18,409 as of June 30, 2016.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarter of 2016 and 2015 was 39% and 46%, respectively. The cost of sales increase for the second quarter of 2016 is the result of the product mix for items sold during and the ability to leverage manufacturing costs due to the increased sales volume.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2016 decreased $41,950 from the second quarter of 2015.  The following is an outline of operating expenses:

For the quarter ended:	June 30, 2016	June 30, 2015	Increase (Decrease)
General and Administrative	$ 74,285	$ 83,664	($9,379)
Research/Development	76,475	74,107	2,368
Marketing and Sales	125,071	159,072	(34,001)
Total Operating Expenses	$ 275,831	$ 316,843	($41,012)

GENERAL AND ADMINISTRATIVE:

During the second quarter of 2016, general and administrative expenses decreased $9,379 to $74,285 from the same quarter of 2015, due to decreased wages, benefits and travel.

RESEARCH AND DEVELOPMENT:

Research and development expenses increased $2,368 to $76,475 during the second quarter of 2016, when compared with the same period in 2015 due to fees paid for type acceptance of new product.

MARKETING AND SALES:

During the second quarter of 2016, marketing and sales expenses decreased $34,001 to $125,071 from the same period in 2015, due to decreased wages and benefits.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $2,984 in interest and dividend income during the quarter ended June 30, 2016.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $2,791 for the second quarter of 2016, compared to a net loss of $126,570 for the same quarter of 2015.  For the six-month period ended June 30, 2016, the Company recorded a net loss of $12,617, compared with a net loss of $223,621 for the same period of 2015.  The decrease in the Company’s net loss is the result of increased sales revenues increased gross margins and reduced operating expenses during the second quarter of 2016.

TAXES:

The Company has estimated valuation allowance of $40,418 to reduce the value of the Deferred Tax Asset (non-current) to reflect the amount that may not be realizable in future periods.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2016 was 28.7:1 compared to 71.4:1 at December 31, 2015.  For the quarter ended June 30, 2016, the Company had cash and cash equivalents of $812,679; compared to cash and cash equivalent holdings of $618,060 at December 31, 2015.  The Company had certificates of deposit investments in the amount of $1,000,000 at June 30, 2016 and $1,202,625 at December 31, 2015.

Accounts receivable increased to $113,020 as of June 30, 2016, from December 31, 2015 levels of $66,276, due to sales revenue timing differences between the second quarter of 2016 and year-end 2015.  Inventories decreased to $585,036 as of June 30, 2016, from December 31, 2015 levels of $603,291, due primarily to a reduction of parts used in manufacturing.  The Company's fixed assets, net of depreciation, decreased to $64,528 as of June 30, 2016 from December 31, 2015 levels of $77,673.

As of June 30, 2016, the Company’s accounts payable balance was $51,404 as compared with $8,550 at December 31, 2015, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities and refundable deposits as of June 30, 2016 were $37,837 compared with $26,959 at December 31, 2015, and reflect items such as accrued vacation benefits and payroll tax liabilities

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2016 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2016.

The Company did not declare or issue any cash dividends during 2015 or 2016.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016.  Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of June 30, 2016.

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

There have been no changes during the quarter ended June 30, 2016 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company is not involved in any material current of pending legal proceedings

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Mine Safety Disclosure

Not Applicable

Item 5 Other Information

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: July 29, 2016	/s/ Michael W. Eller
Name: Michael Eller
Title: Director/President (Chief Executive Officer)

Date: July 29, 2016	/s/ Michael W. Eller
Name: Michael Eller
Title: Director/President (Principal Accounting Officer)

14