Form 10-K/A
period 2015-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2016-08-16
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

Amendment No. 1.

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

FORM 10-K /A

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

Item 1A. Risk Factors.

Our common stock value and our business, results of operations, cash flows and financial condition are subject to various risks, including, but not limited to those set forth below. If any of the following risks actually occurs, our common stock, business, results of operations, cash flows and financial condition could be materially adversely affected. These risk factors should be carefully considered together with the other information in this Annual Report on Form 10-K /A , including the risks and uncertainties described under the heading “Forward-Looking Statements.” If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our common stock.

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

FORWARD LOOKING STATEMENTS: The above discussion may contain forward-looking statements that involve a number of risks and uncertainties. These factors are more fully described in the “Risk Factors” section of Item 1A of this Annual Report on Form 10-K /A .. In addition to the factors discussed above, among other factors that could cause actual results to differ materially are the following: competitive factors such as rival wireless architectures and price pressures; availability of third party component products at reasonable prices; inventory risks due to shifts in market demand and/or price erosion of purchased components; change in product mix, rapid advances in competing technologies and risk factors that are listed in the Company’s reports filed with the Securities and Exchange Commission.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Electronic Systems Technology, Inc.

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc. (“the Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ DeCoria, Maichel & Teague P.S.

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

(2)

Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. Assumptions made in the valuation of stock option awards are disclosed in Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K /A ..

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

(2) Amount represents the Director Stipend paid in 2015.

(3) Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. Assumptions made in the valuation of stock option awards are disclosed in Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K/A.

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

Documents filed as part of this report on Form 10-K/A or incorporated by reference:

(1)

Our financial statements can be found in Item 8 of this report.

(2)

Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

The following exhibits are filed with this Annual Report on Form 10-K/A.  Certain exhibits have been previously filed with the Securities and Exchange Commission and are incorporated by reference.

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

Date:   August 16, 2016

By:  /s/ Michael W. Eller

        Michael W. Eller, President

        (Principal Accounting Officer)

Date:   August 16, 2016

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