Form 10-Q
period 2016-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2016-10-31
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2016, the number of the Company's shares of common stock par value $0.001, outstanding was 5,081,108.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

FORM 10-Q

September 30, 2016

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

13

Item 1 Legal Proceedings

13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3 Defaults Upon Senior Securities

13

Item 4 Mine Safety Disclosure

13

Item 5 Other Information

13

Item 6.  Exhibits

13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
	September 30, 2016 (Unaudited)	December, 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$ 618,995	$ 618,060
Certificates of deposit investments	1,000,000	1,202,625
Accounts receivable	102,290	66,276
Inventories	734,819	603,291
Accrued interest receivable	6,938	7,861
Prepaid insurance	2,736	2,672
Prepaid expenses	22,127	10,474
Deferred income tax asset, current	24,276	24,517
Total current assets	2,512,181	2,535,776

Property and equipment, net	57,955	77,673

Deferred income tax asset, net	144,116	143,875
Total assets	$ 2,714,252	$ 2,757,324

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 38,013	$ 8,550
Accrued liabilities	33,590	23,379
Refundable deposits	3,580	3,580
Total current liabilities	75,183	35,509
Total liabilities	75,183	35,509

COMMITMENTS and CONTINGENCIES (NOTE 6)

Stockholders’ equity
Common stock, $0.001 par value 50,000,000 shares authorized 5,081,108 and 5,158,667 shares issued and outstanding, respectively	5,081	5,159
Additional paid-in capital	980,307	1,007,861
Retained earnings	1,653,681	1,708,795
Total stockholders’ equity	2,639,069	2,721,815
Total liabilities and stockholders’ equity	$ 2,714,252	$ 2,757,324

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended Sept. 30, 2016	Three Months Ended Sept. 30, 2015	Nine months Ended Sept. 30, 2016	Nine months Ended Sept. 30, 2015
SALES, NET	$ 302,252	$ 401,748	$ 1,159,846	$ 1,160,527
SITE SUPPORT	19,216	37,332	90,392	81,899
COST OF SALES	(126,374)	(185,725)	(517,974)	(561,164)
GROSS PROFIT	195,094	253,355	732,264	681,262

Operating Expenses
General and administrative	67,792	71,191	233,748	255,555
Research and development	59,624	72,502	205,233	219,731
Marketing and sales	113,221	156,803	357,314	482,536
TOTAL OPERATING EXPENSE	240,637	300,496	796,295	957,822

OPERATING INCOME (LOSS)	(45,543)	(47,141)	(64,031)	(276,560)

OTHER INCOME
Interest income	3,046	2,937	8,917	8,735
TOTAL OTHER INCOME	3,046	2,937	8,917	8,735

NET INCOME (LOSS) BEFORE INCOME TAX	(42,497)	(44,204)	(55,114)	(267,825)
Benefit (provision) for income tax	-	-	-	-
NET INCOME (LOSS)	$ (42,497)	$ (44,204)	$ (55,114)	$ (267,825)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.05)

Weighted average shares used in computing income (loss) per share:
Basic and diluted	5,081,108	5,158,667	5,097,059	5,158,667

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months Ended Sept. 30, 2016	Nine months Ended Sept. 30, 2015
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net loss	$ (55,114)	$ (267,825)
Noncash items included in net loss:
Depreciation	19,718	21,914
Share based compensation	1,841	-
Deferred income taxes		979
Changes in operating assets and liabilities:
Accounts receivable	(36,014)	(100,908)
Inventories	(131,528)	92,788
Accrued interest receivable	923	(4,984)
Prepaid insurance	64	2,699
Prepaid expenses	(11,782)	(10,616)
Accounts payable	29,463	7,061
Accrued liabilities	10,211	(6,503)
Refundable deposits	-	(26,247)
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	(172,218)	(291,642)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of deposit redeemed	202,625	200,000
Purchases of equipment	-	(14,480)
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	202,625	185,520

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of Shares	(29,472)	-
NET CASH USED IN FINANCING ACTIVITIES	(29,472)	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	935	(106,122)
Cash and cash equivalents at beginning of period	618,060	637,086
Cash and cash equivalents at end of period	$ 618,995	$ 530,694

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2016 and September 30, 2015.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2015 as filed with Securities and Exchange Commission.

The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30, 2016	December 31, 2015
Parts	$ 254,261	$181,798
Work in progress	201,530	233,055
Finished goods	279,028	188,438
	$ 734,819	$603,291

NOTE 3 - INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At September 30, 2016 the Company had 220,000 outstanding stock options that could have a dilutive effect on future periods.  However, at September 30, 2016 there was no dilutive effect of stock options on earnings per share or weighted average shares outstanding.

NOTE 4 - STOCK OPTIONS

As of September 30, 2016, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors has not awarded stock options during the nine months ended September 30, 2016.  The Board of Directors may consider issuing stock options later in 2016. Shareholders approved the 2015 Stock Incentive Plan on June 3, 2016, for 250,000 stock options. 150,000 of the approved amount were granted in 2015 to certain management employees as part of the 2015 Stock Incentive Plan. The options were dated effective August 7, 2015 and have a five year exercise period. The Company booked an expense of $1,841 for the quarter in which the options were approved by the Shareholders.

NOTE 4 - STOCK OPTIONS, Continued

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2015 and approved by the Shareholders in 2016.

2015
Dividend yield	0.00%
Expected volatility	68%
Risk-free interest rate	1.08%
Expected term (in years)	5
Estimated Fair Value per Option Granted	$0.23

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2005 through 2015 was 5.42%.

A summary of option activity during the nine months ended September 30, 2016, is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2015	185,000	$0.36
Granted (Approved)	150,000	$0.40
Expired	(115,000)	0.33
Outstanding and Exercisable at September 30, 2016	220,000	$0.40	2.8	$0

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2016 the Company accrued total directors’ fees of $1,200, or $300 per director for board meetings attended, compared to $1,200 for the same period in 2015. For the nine-month period ending September 30, 2016, the Company paid or accrued a total of $4,200 for directors’ fees, compared to $4,200 for the same period in 2015.

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

During the quarter ended September 30, 2016, Domestic customers represented approximately 86% of total net revenues. Domestic sales revenues decreased to $275,709 for the quarter ended September 30, 2016 compared to $375,433 for the quarter ended September 30, 2015. Year to date domestic sales revenues increased to $1,020,831 as of September 30, 2016 compared to $980,681 for the same period of 2015.  Foreign customers represented approximately 14% of total net revenues.  Foreign sales revenues decreased to $45,759 for the quarter ended September 30, 2016 compared to $63,647 for the quarter ended September 30, 2015. Year to date foreign sales revenues decreased to $229,407 as of September 30, 2016 compared to $261,745 for the same period of 2015.  During the quarter ended September 30, 2016, no sales to one customer, comprised more than 10% of the Company’s sales revenues.  Revenues from foreign countries during the third quarter of 2016 consist primarily of revenues from product sales to Hungary, India and Chile.

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

The following table shows the Company’s activity and related information for the nine-month period ended September 30, 2016:

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the quarter ended September 30, 2016.  The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services decreased to $321,468 for the third quarter of 2016, compared to $439,080 for the third quarter of 2015.  Gross revenues, including interest income, decreased to $324,514 for the quarter ended September 30, 2016, from $442,017 for the same quarter of 2015.  Year to date sales increased to $1,250,238 as of September 30, 2016 as compared to $1,242,426 as of September 30, 2015. Year to date gross revenues, including interest income, increased to $1,259,155 as of September 30, 2016 compared to $1,251,161 as of September 30, 2015.  Management believes the decrease in quarterly is due to decreased engineering services and related product sales, the increase in year to date sales revenues is due to increased engineering services and related product sales during the first six months of the year.

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

A percentage breakdown of EST's Domestic and Export Sales, for the third quarter of 2016 and 2015 are as follows:

	For the third quarter of
	2016	2015
Domestic Sales	86%	86%
Export Sales	14%	14%

Domestic Revenues

During the quarter ended September 30, 2016, the Company’s domestic operations represented 86% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $275,709 for the quarter ended September 30, 2016 compared to $375,433 for the quarter ended September 30, 2015.  Management believes the decrease in sales revenues is due to decreased domestic sales for water/waste water and mining industrial automation projects during the quarter ending September 30, 2016.  During the quarter ended September 30, 2016, no one customer, comprised more than 10% of the Company’s sales revenues.

For the nine-month period ended September 30, 2016, the Company’s domestic operations represented 82% of the Company’s total sales revenues.  Year to date domestic sales revenues increased to $1,020,831 as of September 30, 2016 compared to $980,681 for the same period of 2015. Management believes the increase in year to date sales revenues is due to increased engineering services and related product sales during the first nine months of 2016.

Foreign Revenues

The Company’s foreign operating segment represented 14% of the Company’s total net revenues for the quarter ended September 30, 2016.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended September 30, 2015, the Company had $45,759 in foreign export sales, amounting to 14% of total net revenues of the Company for the quarter, compared with foreign export sales of $63,647 for the same quarter of 2015.  Management believes the decrease in foreign sales revenues was due to decreased automation needs to lower operating expenses in Oil & Gas and Mining industries.  Revenues from foreign countries during the third quarter of 2016 consist primarily of revenues from product sales to Hungary, India and Chile.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended September 30, 2016.  Products purchased by foreign customers were used primarily in industrial automation applications.  We believe the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

For the nine-month period ended September 30, 2016, the Company had $229,407 in foreign export sales, amounting to 18% of total sales revenues of the Company for the period, compared with foreign export sales of $261,745 for the same period of 2015. Management believes the decrease in foreign sales revenues is due unfavorable exchange rates with respect to the strength of the US Dollar.

BACKLOG:

The Corporation had a sales order backlog of approximately $34,786 as of September 30, 2016.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the third quarter of 2016 and 2015 was 36% and 38%, respectively. The cost of sales decrease for the third quarter of 2016 is the result of the product mix for items sold.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2016 decreased $59,859 from the third quarter of 2015.  The following is an outline of operating expenses:

For the quarter ended:	September 30, 2016	September 30, 2015	Increase (Decrease)
General and Administrative	$ 67,792	$ 71,191	($3,399)
Research/Development	59,624	72,502	(12,878)
Marketing and Sales	113,221	156,803	(43,582)
Total Operating Expenses	$ 240,637	$ 300,496	($59,859)

GENERAL AND ADMINISTRATIVE:

During the third quarter of 2016, general and administrative expenses decreased $3,399 to $67,792 from the same quarter of 2015, due to decreased wages, benefits and travel.

RESEARCH AND DEVELOPMENT:

Research and development expenses decreased $12,878 to $59,624 during the third quarter of 2016, when compared with the same period in 2015 due to decreased wages and supplies.

MARKETING AND SALES:

During the third quarter of 2016, marketing and sales expenses decreased $43,582 to $113,221 from the same period in 2015, due to decreased wages and benefits.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $3,046 in interest and dividend income during the quarter ended September 30, 2016.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $42,497 for the third quarter of 2016, compared to a net loss of $44,204 for the same quarter of 2015.  For the nine-month period ended September 30, 2016, the Company recorded a net loss of $55,114, compared with a net loss of $267,825 for the same period of 2015.  The decrease in the Company’s net loss is the result of decreased sales revenues increased gross margins and reduced operating expenses during the third quarter of 2016.

TAXES:

The Company has estimated valuation allowance of $40,094 to reduce the value of the Deferred Tax Asset (non-current) to reflect the amount that may not be realizable in future periods.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2016 was 33.4:1 compared to 71.4:1 at December 31, 2015.  For the quarter ended September 30, 2016, the Company had cash and cash equivalents of $618,995; compared to cash and cash equivalent holdings of $618,060 at December 31, 2015.  The Company had certificates of deposit investments in the amount of $1,000,000 at September 30, 2016 and $1,202,625 at December 31, 2015.

Accounts receivable increased to $102,290 as of September 30, 2016, from December 31, 2015 levels of $66,276, due to sales revenue timing differences between the third quarter of 2016 and year-end 2015.  Inventories increased to $734,819 as of September 30, 2016, from December 31, 2015 levels of $603,291, due primarily to parts to be used in manufacturing the sub-components of the Horizon Series product.  The Company's fixed assets, net of depreciation, decreased to $57,955 as of September 30, 2016 from December 31, 2015 levels of $77,673.

As of September 30, 2016, the Company’s accounts payable balance was $38,013 as compared with $8,550 at December 31, 2015, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities and refundable deposits as of September 30, 2016 were $37,170 compared with $26,959 at December 31, 2015, and reflect items such as accrued vacation benefits and payroll tax liabilities

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at September 30, 2016 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2016.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016.  Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of September 30, 2016.

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

There have been no changes during the quarter ended September 30, 2016 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: October 28, 2016	/s/ Michael W. Eller
Name: Michael Eller
Title: Director/President (Chief Executive Officer)

Date: October 28, 2016	/s/ Michael W. Eller
Name: Michael Eller
Title: Director/President (Principal Accounting Officer)

14