Form 10-K
period 2016-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2017-02-24
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $1,134,294, based on the reported last sale price of common stock on June 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of February 4, 2017:  5,060,903 shares.

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

38

PART IV

39

Item 15. Exhibits and Financial Statement Schedules.

39

SIGNATURES

40

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

Development efforts during 2016 were focused primarily on our new ESTeem® Horizon Series.  These next generation industrial wireless products will improve our networking capability with higher data rates, improved support features and updates to the latest wireless standards.

In an effort to maintain and expand our customer base in the industrial control marketplace, we team with major automation hardware vendors such as Rockwell Automation.  2016 marks the 25th anniversary of our relationship with Rockwell Automation through their Encompass Program.  Rockwell Automation has the largest market share in the United States and is a major entity in the world wide automation and controls market place. The benefit of the Encompass program and similar partnering efforts is increased exposure to markets that would not otherwise be cost effective to have a direct marketing channel presence in.

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

All of the ESTeem® models come with industry standard Ethernet (Internet) communications ports and legacy serial ports to provide the broadest range of connections for both new and legacy hardware.  The combined features such as AES 256 security encryption, self-healing repeaters, Mesh networking, long range operation and outdoor weatherproof cases make the ESTeem® products unique in our market space.

PRODUCT APPLICATIONS

Some of the major applications and industries in which ESTeem® products are being utilized are as follows:

Water/Wastewater	Mining
Oil/Gas	Industrial Automation

PRODUCT LINES

The Company manufactures twelve (12) models of the ESTeem® industrial wireless modems that operate in frequency from 150 MHz to 5.8 GHz.  A wireless modem is a hardware device for sending and receiving data over a radio carrier and is the foundation of our industrial wireless solutions.  Each model will fit best in a specific application based upon several factors such as distance, required data rate and Federal Communication Commission (“FCC”) licensing requirements.  Each wireless network is discussed in detail with the end customer to determine the best overall solution for their application.  No single model or frequency band can solve all applications and having a diverse product selection is critical for expanding the customer base.  The following is a summary of the products available from the Company:

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate	LOS Range (Miles)	Interface
210M	Narrow Band Licensed	150 to 174	2	64.8 Kbps	15	Ethernet/RS-232
195M	Narrow Band Licensed	150 to 174	.5 to 4	12.5 Kbps	15	Ethernet/RS-232/422/485
210C	Narrow Band Licensed	450 to 470	2	64.8 Kbps	15	Ethernet/RS-232
195C	Narrow Band Licensed	450 to 470	.5 to 4	12.5 Kbps	15	Ethernet/RS-232/422/485
195H	Narrow Band Licensed	217 to 220	.5 to 2	50 Kbps	15	Ethernet/RS-232/422/485
195Eg	Unlicensed	2400	.250 to1	1-54 Mbps	5-7	Ethernet/ RS-232
Horizon2.4	Unlicensed	2400	.250 to 1	1-150Mbps	5-7	Ethernet/ RS-232
195Ed	Unlicensed	900	.250 to 1	1-54 Mbps	5-7	Ethernet/ RS-232
Horizon900	Unlicensed	900	.250 to 1	6-72.2 Mbps	5-7	Ethernet/ RS-232
195Es	Unlicensed	900	.125 to 1	200Kbps	10	Ethernet/ RS-232
195Ea	Unlicensed	5800	.200 to .600	6-54Mbps	5-7	Ethernet/ RS-232
195Ep	Licensed	4900	.250 to 2	6-54 Mbps	10	Ethernet/ RS-232

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology.  This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive.  Research and Development expenditures for new product development and improvements of existing products by the Company for 2016 and 2015 were $273,500 and $277,126.  None of the Company’s research and development expenses were paid directly by any of the Company’s customers.  During 2016, the Company contracted and will continue to contract with companies to provide software development and hardware design engineering expertise when required.

Development efforts during 2016 were focused primarily on the ESTeem® Horizon Series products due to obsolescence of components used in the 195E Series products. The redesigned products will operate at higher speeds and increase data throughput. The Company plans continued research and development expenditures for development and improvement projects, as they are deemed necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2016 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem® products.  Customers generally place orders on an "as needed basis".  Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.  As of December 31, 2016, the Company had a sales order backlog of $74,208.

During 2016, the Company continued advertising in trade publications specifically targeting industrial automation systems.  There are approximately twenty major automation hardware manufacturers worldwide.  The Company has maintained active attendance at tradeshows targeted toward the customers and markets in which it sells products. During 2016, the Company employed sales managers and product support personal to concentrate marketing efforts in both domestic and Latin American industrial automation markets.  During 2017, the Company intends to continue targeting domestic and foreign industrial automation markets.  The Company maintains an internet web site to provide access to product and technical information for both present and potential customers of the Company’s products.  Due to existing reseller relationships, the Company has not implemented an electronic commerce internet website.  The Company provides technical support and service for ESTeem® products through phone support, field technicians and internet sources.  The Company believes high quality customer support is necessary and vital to differentiate ourselves in the industrial wireless modem market.  To maintain a high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

During the year ended December 31, 2016, no one customer’s sales accounted 10% or more of total sales revenues.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

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

Approximately 10% of the Company’s inventory at December 31, 2016 consisted of parts having lead times ranging from 12 to 30 weeks.  Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, personal technology devices and other technology devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.

The Company contracts with multiple companies, for manufacturing of sub-assemblies and some engineering assistance services for the Company’s products.  Materials are provided by the Company.  By contracting with these companies, the Company is able to avoid staff fluctuations associated with operating its own manufacturing operation and reduced capital investments in specialized manufacturing equipment.    Management reviews the costs for the services provided by these companies and regularly submits Requests for Quotes (RFQ) to multiple suppliers of these operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”. Beginning January 1, 2017, the Company will be contracting the procurement and assembly of all of its Sub-Assembly manufacturing.

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

EMPLOYEES

As of December 31, 2016, the Company employed a staff of 11 persons on a full time basis, 3 in sales/marketing, 2 in technical support, 5 in engineering/manufacturing, and 1 in finance and administration. There were no significant changes to key personnel in 2016.  Michael Eller was appointed as the Company’s President and Chief Accounting Officer on February 1, 2016. The Company’s operations are dependent upon key members of its engineering and management personnel.  In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2016.  We determined that there continues to be material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2016.  We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration.  The same employee is responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses have been evaluated, but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

EST does not own any real property, plants, mines, or any other materially important physical properties.  The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg. B1, Kennewick, Washington.  The Company leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington.  As of December 31, 2016, the total monthly lease cost, including tax, is $5,445.  The lease covers a period of three years, expiring September 2017.

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

	Price (1)
	High	Low
2016
First Quarter	$0.40	$0.32
Second Quarter	0.57	0.38
Third Quarter	0.45	0.33
Fourth Quarter	0.51	0.38

2015
First Quarter	$0.49	$0.38
Second Quarter	0.42	0.38
Third Quarter	0.60	0.38
Fourth Quarter	0.41	0.26

The above data was compiled from information obtained from the OTC Bulletin Board quotation service.

(1)

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTCQB was $0.40 on February 3, 2017.

The number of holders of record of common stock of the Registrant as of February 3, 2017 was 348 persons/entities with an unknown number of additional shareholders who hold shares through brokerage firms.

Our independent stock transfer agent is Corporate Stock Transfer, Inc. at 320 Cherry Creek Drive South, Suite 435, Denver CO 80209.

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

FISCAL YEAR 2016 vs. FISCAL YEAR 2015

GROSS REVENUES: Total revenues, including interest income, for the fiscal year 2016 were $1,501,812 reflecting a decrease of 4% from $1,561,823 in gross revenues for fiscal year 2015.  During the year ended December 31, 2016, no one customer’s sales accounted for more than 10% of the total sales revenues.  The decrease in total revenues is the result of decreased domestic product sales during 2016.  Domestic Sales for the fiscal year were $1,219,492 compared to $1,224,926 in 2015. Sales to Foreign Customers for the fiscal year were $270,396 compared to $325,658 in 2015. Product sales decreased to $1,489,889 in 2016, as compared to 2015 sales of $1,550,584, reflecting a decrease of 4%.  Management believes the decrease in sales revenues is the result of decreased product sales for the Company’s domestic sales segments, specifically industrial automation.

Interest revenues during 2016 increased to $11,923 from 2015 level of $11,239 due to increased rates of return received on the Company’s investments.

As of December 31, 2016, the Company had sales backlog of $74,208.  The Company’s customers generally place orders on an "as needed basis".  Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:  Cost of Sales, as a percentage of net sales, was 46% and 43% respectively, for 2016 and 2015.  Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  The Company's year-end inventory values for 2016 and 2015 were as follows:

	2016	2015
Parts	$185,911	$181,798
Work in progress	216,859	233,055
Finished goods	300,376	188,438
TOTAL	$703,147	$603,291

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements.

OPERATING EXPENSES: Operating expenses decreased to $1,041,041 in 2016, from 2015 levels of $1,186,983 primarily due to decreased wages and depreciation during 2016.  Material changes in expenses are comprised of the following components: Wages, payroll taxes and benefits decreased by $141,496 and $44,412 respectively.   Depreciation expense decreased during 2016 to $26,290 from 2015 levels of $28,714 due to the Company’s decreased capital purchases.  Advertising expenses decreased to $9,552 for 2016, compared to $12,171 for 2015, Materials and Supplies expense decreased during 2016 to $23,965 from 2015 levels of $32,349 due to decreased research and development related projects during 2016. Purchased Services increased to $83,402 from 2015 level of 28,741 due to the FCC type acceptance fees related to Horizon Series product.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in a net loss of $140,696 for 2016, decreased from a net loss of $238,373 for 2015.  The decrease in net loss is the result of decreased sales revenues, decreased operating expenses when compared with 2015.  At December 31, 2016, the Company's working capital was $2,250,295 compared with $2,475,750 at December 31, 2015. The Company’s operations rely solely on the income generated from sales.  The Company's major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production.  Extended availability for components critical for production of the Company’s products, ranging from 12 to 30 weeks, require the Company to maintain high inventory levels.  It is Management’s opinion that the Company’s working capital as of December 31, 2016 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2016 was 54.7:1 compared to 71.4:1 at December 31, 2015.  The decrease in current asset ratio is the result of the Company having decreased Cash and cash equivalents for year-end 2016 when compared with year-end 2015.  The Company's cash resources at December 31, 2016, including cash and cash equivalent liquid assets, were $502,971, compared to cash resources of $618,060 at year-end 2015.  The decrease in cash and cash equivalent liquid assets is the result net loss impact when compared with year-end 2015.  The Company’s cash and cash equivalent assets are held in checking, money market funds and Certificates of Deposits. The Company's accounts receivable, at December 31, 2016, were $71,202, compared to $66,276 at year-end 2015.  Management believes that all Company accounts receivable as of December 31, 2016 are collectible and does not have a reserve for uncollectable accounts.

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

Inventory levels as of December 31, 2016, were $703,147, reflecting an increase from December 31, 2015 levels of $603,291. The increase in inventory between December 31, 2016 and December 31, 2015, is due to the addition of the Horizon series initial production builds.

The Company had no capital expenditures during 2016.  The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.

As of December 31, 2016, the Company's current liabilities increased to $42,334, from 2015 year-end levels of $35,509.  The increase in current liabilities was impacted by an increase in accounts payable to $15,114 from $8,550 at the end of 2015.

The Company had no off balance sheet arrangements for the year ended December 31, 2016.

Inflation had minimal adverse effect on the Company’s operations during 2016.  Minimal adverse effect is anticipated during 2017.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	15

Financial Statements:

Balance Sheets	16

Statements of Operations	17

Statements of Changes in Stockholders’ Equity	18

Statements of Cash Flows	19

Notes to Financial Statements	20-27

Supplemental Schedule	29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Electronic Systems Technology, Inc.

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Systems Technology, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The supplemental schedule of operating expenses for the years ended December 31, 2016 and 2015 (“the supplemental schedule of operating expenses”) has been subjected to audit procedures performed in conjunction with the audit of the Company's financial statements. The supplemental schedule of operating expenses is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental schedule of operating expenses reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule of operating expenses.  In our opinion, the supplemental schedule of operating expenses is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ DeCoria, Maichel & Teague P.S.

Spokane, Washington

February 22, 2017

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS BALANCE SHEETS DECEMBER 31, 2016 AND 2015
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$ 115,734	$ 244,572
Money market funds	387,237	373,488
Certificates of deposit	1,000,000	1,202,625
Accounts receivable	71,202	66,276
Inventories	703,147	603,291
Prepaid expenses	8,405	10,425
Federal income tax refund receivable	-	2,721
Accrued interest receivable	6,903	7,861

Total Current Assets	2,292,628	2,511,259

PROPERTY AND EQUIPMENT – NET	51,383	77,673

DEFERRED INCOME TAX ASSET – NET	244,092	168,392
TOTAL ASSETS	$ 2,588,103	$ 2,757,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 15,114	$ 8,550
Refundable deposits	4,527	3,580
Accrued wages and bonus	1,723	2,294
Accrued vacation pay	18,412	17,911
Other accrued liabilities	2,558	3,174

Total Current Liabilities	42,334	35,509

TOTAL LIABILITIES	42,334	35,509

COMMITMENTS (NOTE 8)

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000
shares authorized, 5,060,903 and 5,158,667 shares issued
and outstanding, respectively	5,061	5,159
Additional paid-in capital	972,609	1,007,861
Retained earnings	1,568,099	1,708,795
TOTAL STOCKHOLDERS’ EQUITY	2,545,769	2,721,815

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,588,103	$ 2,757,324

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
	2016	2015

SALES – NET	$ 1,489,889	$ 1,550,584

COST OF SALES	677,166	701,683

GROSS PROFIT	812,722	848,901

OPERATING EXPENSES	1,041,041	1,186,983

OPERATING LOSS	(228,319)	(338,082)

OTHER INCOME
Interest income	11,923	11,239

TOTAL OTHER INCOME	11,923	11,239

NET LOSS BEFORE INCOME TAXES	(216,396)	(326,843)

FEDERAL INCOME TAX BENEFIT	75,700	88,470

NET LOSS AFTER INCOME TAXES	$ (140,696)	$ (238,373)

BASIC AND DILUTED LOSS PER SHARE	$ (0.03)	$ (0.05)

OUTSTANDING BASIC AND DILUTED WEIGHTED AVERAGE SHARES	5,090,487	5,158,667

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
		Additional
	Common Stock	Paid-In		Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE AT DECEMBER 31, 2014	5,158,667	$ 5,159	$ 1,007,861	$ 1,947,168	$ 2,960,188

Net loss	-	-	-	(238,373)	(238,373)

BALANCE AT DECEMBER 31, 2015	5,158,667	5,159	1,007,861	1,708,795	2,721,815

Net loss	-	-	-	(140,696)	(140,696)

Stock repurchased	(97,764)	(98)	(37,093)	-	(37,191)

Share-based compensation	-	-	1,841	-	1,841

BALANCE AT DECEMBER 31, 2016	5,060,903	$ 5,061	$ 972,609	$ 1,568,099	$ 2,545,769

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (140,696)	$ (238,373)
Noncash expenses included in loss:
Depreciation and amortization	26,290	28,714
Deferred income taxes	(75,700)	(87,491)
Share-based compensation	1,841	-
Decrease (increase) in operating assets:
Accounts receivable	(4,925)	28,590
Inventories	(99,856)	115,846
Prepaid expenses	2,019	1,277
Federal income tax refund receivable	2,721	-
Accrued interest receivable	958	(4,752)
Increase (decrease) in operating liabilities:
Accounts payable	6,564	(6,023)
Accrued wages, bonus, vacation and other accrued liabilities	(687)	(19,666)
Refundable deposits	948	(22,667)
Net Cash used by Operating Activities	(280,523)	(204,545)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(1,000,000)	(1,150,000)
Proceeds from maturities of certificates of deposit	1,202,625	1,350,000
Additions to property and equipment	-	(14,480)
Net Cash from Investing Activities	202,625	185,520

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares	(37,191)	-
Net Cash used in Financing Activities	(37,191)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(115,089)	(19,025)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	618,060	637,086

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 502,971	$ 618,060

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash and cash equivalents:
Cash	$ 115,734	$ 244,572
Money market funds	387,237	373,488
Total cash and cash equivalents	$ 502,971	$ 618,060

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

Concentrations and Credit Risks

Financial instruments that potentially subject the Company to credit risk consist of cash, money market funds, certificates of deposit, and accounts receivables.

The Company places its cash with three major financial institutions.  During the period, the Company had cash balances that were in excess of federally insured limits.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies.  Domestic sales for the fiscal year were $1,219,493 compared to $1,224,926 in 2015.  Sales to foreign customers for the fiscal year were $270,396 compared to $325,658 in 2015.

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

The Company does not generally sell its products with the right of return.  Therefore, returns are accounted for when they occur and are accepted.

              ELECTRONIC SYSTEMS TECHNOLOGY, INC.

              NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies - (Continued)

Revenue Recognition - (Continued)

The Company warrants its products as free of manufacturing defects and provides a refund of the purchase price, repair or replacement of the product for a period of one year from the date of installation by the first user/customer.  No allowance for estimated warranty repairs or product returns has been recorded. Warranty expenses are immaterial based on the Company’s historical warranty experience.

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

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for estimated uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts.  As of December 31, 2016 and 2015, the Company’s estimate of doubtful accounts was zero.  The Company’s policy for writing off past due accounts receivable is based on the amount, time past due, and response received from the subject customer.

Inventories

Inventories are stated at lower of direct cost or market.  Cost is determined on an average cost basis that approximates the first-in, first-out (FIFO) method.  Market is determined based on net realizable value and consideration is given to obsolescence.

Property and Equipment

Property and equipment is carried at cost.  Major betterments are capitalized and de minimis purchases are expensed.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  The useful life of property and equipment for purposes of computing depreciation is three to seven years.    When the Company sells or otherwise disposes of property and equipment a gain or loss is recorded in the statement of operations. The cost of improvements that extend the life of property and equipment is capitalized.  The Company periodically reviews its long-lived assets for impairment and, upon indication that the carrying value of such assets may not be recoverable, recognizes an impairment loss by a charge against current operations.

Certificates of Deposit

Certificates of deposit with original maturities ranging from three months to twelve months were $1,000,000 and $1,202,625 at December 31, 2016 and 2015 respectively.

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

Income Taxes

The provision (benefit) for income taxes is computed on the pretax income (loss) based on the current tax law.  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.  The Company evaluates positive and negative information when estimating the valuation allowance for deferred tax assets.

Research and Development

Research and development costs are expensed as operating expenses when incurred.  Research and development expenditures for new product development and improvements of existing products by the Company for 2016 and 2015 were $273,500 and $277,126, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed as operating expenses when incurred.  Advertising costs for the years ended December 31, 2016 and 2015 were $9,552 and $12,171, respectively.

Earnings Per Share

The Company is required to have dual presentation of basic earnings per share (“EPS”) and diluted EPS.  Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated based on the weighted average number of common shares outstanding during the period plus the effect of potentially dilutive common stock equivalents.

Potentially dilutive common stock equivalents consist of 220,000 and 185,000 stock options outstanding as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the potentially dilutive stock options were not included in the calculation of the diluted weighted average number of shares outstanding or diluted EPS as their effect would have been anti-dilutive.

Share-Based Compensation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 requires all share-based payments to employees, including grants of employee stock options, be measured at fair value and expensed in the statement of operations over the service period.  See Note 7 for additional information.  In addition to the recognition of expense in the financial statements, under FASB ASC 718, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than an adjustment of operating activity.

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

At December 31, 2016 and 2015 the Company has no assets or liabilities subject to fair value measurements on a recurring basis.

Accounting Principles Recently Adopted

Going Concern

Effective December 31, 2016, the Company adopted an accounting standards update with new guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management must evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management’s mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. As required by the new standard, management completed its evaluation and identified no probable conditions or events, individually or in the aggregate, that would raise a substantial doubt about the Company's ability to continue as a going concern.

Deferred Taxes

In November 2015, the FASB issued guidance that simplifies the balance sheet classification of deferred taxes. Previously, an entity separated its deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. This amendment simplifies the presentation to require that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The change to noncurrent classification does have an impact on working capital. This guidance becomes effective January 1, 2017, with earlier adoption permitted and allows for prospective or retrospective application. The Company adopted the provisions of this ASU during the fourth quarter of 2016 and applied them retrospectively. Current deferred income tax assets of $24,517 as of December 31, 2015 have been reclassified and reported as a noncurrent deferred income tax assets on the balance sheet. Adoption did not have a material effect on the Company's financial condition, results of operations or liquidity.

              ELECTRONIC SYSTEMS TECHNOLOGY, INC.

              NOTES TO FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies - (Continued)

New Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued authoritative guidance related to new accounting requirements for the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for the goods or services. The guidance also includes enhanced disclosure requirements which are intended to help financial statement users better understand the nature, amount, timing and uncertainty of revenue being recognized. Subsequent to the release of this guidance, the FASB has issued additional updates intended to provide interpretive clarifications and to reduce the cost and complexity of applying the new revenue recognition standard both at transition and on an ongoing basis. The new standard and related amendments are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that annual reporting period. Upon adoption of the new standard, the use of either a full retrospective or cumulative effect transition method is permitted. The Company is currently in the process of evaluating the potential impact this new guidance will have on the Company’s financial statements and at this time, does not believe this standard will have a material effect on the Company's financial condition, results of operations or liquidity.

Inventory

In July 2015, the FASB issued authoritative guidance intended to simplify the measurement of inventory. The amendment requires entities to measure in-scope inventory at the lower of cost and net realizable value, and replaces the current requirement to measure in-scope inventory at the lower of cost or market, which considers replacement cost, net realizable value, and net realizable value less an approximate normal profit margin. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. The amendment should be applied prospectively with early adoption permitted. The Company is currently evaluating the potential impact on the Company’s financial position and results of operations upon adoption of this guidance and anticipate that such impact would be minimal.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported statement of operations.

2.

Inventories

Inventories consist of the following:

	2016	2015
Parts	$ 185,911	$ 181,798
Work in progress	216,859	233,055
Finished goods	300,376	188,438
	$ 703,147	$ 603,291

              ELECTRONIC SYSTEMS TECHNOLOGY, INC.

              NOTES TO FINANCIAL STATEMENTS

3.

Property and Equipment

Property and equipment consist of the following:

	2016	2015
Laboratory equipment	$ 580,482	$ 590,630
Software purchased	35,028	35,028
Furniture and fixtures	16,531	16,531
Dies and molds	130,176	130,176
	762,217	772,365
Accumulated depreciation and amortization	(710,834)	(694,692)
	$ 51,383	$ 77,673

4.

Income Taxes

The benefit for federal income taxes consisted of:

	2016	2015
Deferred	$ 75,700	$ 88,470
Benefit for federal income taxes	$ 75,700	$ 88,470

At December 31, 2016, the Company had approximately $66,000 of research and development income tax credits available to reduce federal income taxes in future periods.  The credits expire from 2033-2036.  In addition, at December 31, 2016, the Company had approximately $531,000 of net operating loss carryforwards which will expire between 2033 and 2036.

The components of deferred tax assets and liabilities at December 31, were as follows:

	2016	2015
Accrued liabilities	$ 7,892	$ 6,957
Inventories	16,197	17,560
Federal income tax credits	66,353	55,853
Net operating loss carryforwards	201,029	126,942
Less valuation allowance	(47,379)	(38,920)
Total deferred tax assets, net	$ 244,092	$ 168,392

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards and the income tax carryforwards.  Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The differences between the benefit for federal income taxes and federal income taxes computed using the U.S. statutory federal income tax rate of 35% were as follows:

	2016	2015
Amount computed using the statutory rate	$ (75,739)	$ (114,395)
Other	2,080	5,418
Research and development credits	(10,500)	(18,413)
Change in valuation allowance	8,459	38,920
Benefit for federal income taxes	$ (75,700)	$ (88,470)

              ELECTRONIC SYSTEMS TECHNOLOGY, INC.

              NOTES TO FINANCIAL STATEMENTS

4.

Income Taxes - (Continued)

Should the Company have future accrued interest expense and penalties related to uncertain income tax positions, they will recognize those expenses in income tax expense.

The Company files federal income tax returns in the United States only.  The Company is no longer subject to federal income tax examination by tax authorities for years before 2013.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties.

5.

Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit Sharing Plan and Salary Deferral 401-K Plan and Trust.  All employees over the age of twenty-one are eligible.  On January 1, 2006, the Company adopted a four percent salary matching provision.  The Company contributed $19,236 and $27,442 to the plan for the years ended December 31, 2016 and 2015 respectively.

6.

Employee Profit Sharing Bonus Program

The Company makes discretionary contributions to the Employee Profit Sharing Bonus Program (a non-qualified plan) based upon ten percent of the first $100,000 of pre-tax net income plus eight percent of pre-tax net income in excess of $100,000.  There was no accrual or expense recorded for 2016 or 2015.

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

2016
Dividend yield	0.00%
Expected volatility	75%
Risk-free interest rate	0.68%
Option exercise rate	6.4%
Expected term (in years)	3
Estimated fair value per option granted	$ 0.20

The average risk-free interest rate is based on the three-year U.S. Treasury Bond rate in effect as of the grant date.  The expected volatility is determined using a weighted average of weekly historical volatility of the stock price over a period prior to the grant dates.  The Company uses historical data to estimate option exercise rates.

In the years ended December 31, 2016 and 2015, the Company recognized $1,841 and $0 respectively, in share-based compensation expense.  No non-vested share-based compensation arrangements existed as of December 31, 2016 and 2015.

              ELECTRONIC SYSTEMS TECHNOLOGY, INC.

              NOTES TO FINANCIAL STATEMENTS

7.

Share-Based Compensation - (Continued)

A summary of option activity follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number	Price Per	Term
	Outstanding	Option	(Years)
Balance at December 31, 2014	440,000	0.39	2.1
Granted	-	-
Expired	(255,000)	0.38
Balance at December 31, 2015	185,000	0.36	1.2
Granted	150,000	0.40	3.9
Expired	(115,000)	0.33
Balance at December 31, 2016	220,000	0.40	2.8
Outstanding and Exercisable at December 31, 2016	220,000	$ 0.40	2.8

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2016, was $0.  On August 7, 2015, the Board of Directors passed a resolution approving 250,000 stock options for grant to management subject to Shareholder approval at the 2016 Annual Shareholders Meeting. The resolution was approved by the Shareholders and 150,000 of the 250,000 options approved were granted.

8.

Leases

The Company leases its facilities from a port authority for three years, expiring in September 2017, with annual increases based upon the Consumer Price Index.  The lease expense for the years ended December 31, 2016 and 2015 was $63,299 and $63,299 respectively.  The lease expense commitment for the year ended December 31, 2017 is expected to be approximately $49,000.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Advertising	$ 9,552	$ 12,171
Dues and subscriptions	1,885	685
Depreciation	26,290	28,714
Insurance	11,566	13,576
Materials and supplies	23,965	32,349
Office and administration	19,547	18,723
Printing	1,302	1,332
Professional services	171,353	124,869
Rent and utilities	72,854	72,069
Repair and maintenance	1,614	5,631
Salaries and benefits	870,271	888,679
Taxes, licenses & health insurance	182,827	228,240
Telephone	9,219	10,730
Trade shows	28,522	39,800
Travel expenses	46,483	45,352

	1,477,250	1,522,920

Expenses allocated to cost of sales	(436,209)	(335,937)

Total Operating Expenses	$ 1,041,041	$ 1,186,983

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including the Chief Executive Officer and Principal Accounting Officer, these positions are currently held by the same individual, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2016.

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

As of December 31, 2016 Management conducted an assessment of the effectiveness of EST’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements. The material weakness is as follows:

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

During the quarter ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2016 as well as the term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
Theodore Deinard	06/05/15-06/01/18	44	President of QFMI Management, Inc.
T.L. Kirchner	06/06/14 – 06/03/17	68	Former President of the Company
Barry Knott	06/05/15-06/01/18	61	CEO of Lifeloc Technologies, Inc.
Vern Kornelsen	06/06/14 – 06/03/17	84	General Partner of EDCO
Michael W. Eller	06/04/16-06/06/19	56	President of Electronic Systems Technology, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2016 is comprised of Barry Knott (Chairman) and Theodore Deinard. The Audit Committee met on three occasions in 2016.  The Board of Directors has determined that none of the audit committee members can be classified as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.  The Board of Directors does not contain a member that can be classified as an “audit committee financial expert” under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely due to the high cost of such Director candidates.

The Board has also adopted a charter for the Audit Committee. The charter for the audit committee is available on our website at www.esteem..com . The audit committee charter is also available in print to any shareholder who requests it.

Compensation Committee

There is no Compensation Committee of the Board of Directors. The Board of Directors did establish an Employee/Director Stock Option Committee consisting of all Directors.  The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2016. There is no charter for the Employee/Director Stock Option Committee.

Code of Ethics

On June 2, 2005, the Company's Board of Directors adopted a Code of Ethics for the Company.  The Codes of Ethics, and any subsequent amendments thereto, (other than technical, administrative or non-substantive amendments), and any waivers of a provision of the Code of Ethics for directors or executive officers, are available on our website at www.esteem.com.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2016; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
Michael Eller	56	President/CEO/Principal Accounting Officer	Employed at will	9/7/12- Present

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

BARRY KNOTT. Mr. Knott was formally the Chief Executive Officer of Lifeloc Technologies, Inc., located in Denver, Colorado, and has extensive experience in general management, and particularly sales and marketing. Previous experience includes positions as the President and CEO of Cognitive Solutions, Inc.; Vice President of Sales and Marketing for Wide Format Printing (Nashua Corporation); Vice President and General Manager of Zebra Technologies Corporation; and several other similar positions. He holds an MBA degree from Queens University, Ontario, Canada, and a BA degree from the University of New Brunswick, New Brunswick, Canada.

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

Family Relationships

None.

Section 16(A) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2016 to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

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

Item 11. Executive Compensation.

The Company’s principal executive officer and principal accounting officer is Michael W. Eller.

Information concerning the compensation of the Company’s principal executive officer and principal accounting officer, as well as any other compensated employees of the Registrant's whose total compensation exceeded $100,000 during 2016 and 2015 is provided in the following Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”):

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)
Michael W. Eller President CEO/Principal Accounting Officer	2016	$108,334	-	-	$430	-	-	$19,033	$127,797
	2015	$100,005	-	-	N/A	-	-	$15,885	$115,890
Todd Elliott	2016	$100,005	-	-	$368	-	-	$4,723	$105,095
	2015	$100,005	-	-	N/A	-	-	$6,287	$106,29230

(1)

Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus.

(2)

Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. Assumptions made in the valuation of stock option awards are disclosed in Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K.

(3)

All Other Compensation consists of premiums paid for Severance pay, Group Health Insurance, Accrued Vacation Pay and Company paid 401(k) matching amounts.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2016 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
Michael W. Eller	35,000	23%	$0.40	8/6/20

(5)

This table does not include Stock Options granted previously.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2016 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercised Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael W. Eller	35,000	0	0	$0.40	8/6/20	0	0	0	0

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. The Board of Directors approved a stipend for members that are not employed by the company in the amount of $300 per quarter of service on the Board of Directors.  There is currently no other compensation arrangements for the Company’s directors.  (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.)  The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2016 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Theodore Deinard	$1,200	$0	$0	$0	$0	$0	$1,200
T.L. Kirchner	$1,200	$0	$0	$0	$0	$0	$1,200
Barry Knott	$1,200	$0	$0	$0	$0	$0	$1,200
Vern Kornelsen	$1,200	$0	$0	$0	$0	$0	$1,200
Michael W. Eller	$0	$0	$430	$0	$0	$0	$430

(1) Compensation information for Michael Eller, President and Principal Accounting Officer is contained in the Executive Compensation Summary Compensation Table.

(2) Amount represents the Director Stipend paid in 2016.

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

Option Exercises

 During our fiscal year ended December 31, 2016, there were no options exercised by our NEO’s or Directors.

We do not currently have a Long-Term Incentive Plan (“LTIP”).

Summary of Executive Employment Agreements

There are no executive employment agreements with any officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2016, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	EDCO Partners LLLP 4605 Denice Drive Englewood CO 80111	1,553,500	30.7%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	428,488 (2)	8.5%
Common	Zeff Capital, LP 1601 Broadway, 12th Floor New York NY 10019	422,849	8.4%
Common	Theodore Deinard & Jennifer Quasha-Deinard 1345 Avenue of the Americas New York NY 10105	288,384	5.7%

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

(2)

The T. L.Kirchner listed above has stock options giving the right to acquire 25,000 shares of Electronic Systems Technology, Inc. Common Stock: Options for 25,000 shares granted February 28, 2014.

(3)

Does not include options granted.  See footnote (1) above.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 4, 2016, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Name/Address of Beneficial Owner (1)	Title of Class	Amount & Nature of Beneficial Ownership	Percent of Class
Theodore Deinard (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	288,384	5.7%
T.L. Kirchner (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	428,488 (2)	8.5%
Barry Knott (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	-	-
Vern Kornelsen (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	1,553,500	30.7%
Michael W. Eller (Officer)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	35,000 (3)	0.7%
All Officers and Directors as a group	Common	2,305,372	45.6%

(1)

Includes 25,000 stock options issued 2/27/2014

(2)

Includes 30,000 stock options issued 8/7/2015

On various dates, the Company's Board of Directors has approved Stock Option Bonuses for Directors and Employees.  The following is a summary of the Stock Option bonuses currently outstanding: Options are exercisable at fixed prices.  Options may not be exercised in blocks of less than 5,000 shares.  Options not exercised expire five years after approval date or 30 days following termination of employment/board membership, whichever occurs first.  In the event of acquisition, merger, recapitalization or similar events of the Company, the optionee will receive equivalent shares if one of the foregoing events occurs or will have a 10-day window in which to exercise the options.  Option grants are not transferable or assignable except to the optionee's estate in the event of the optionee's death.

Recipients of Stock Options currently unexpired as of December 31, 2016 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 8-7-2015
Todd Elliott	30,000	0.40
Alan B. Cook	25,000	0.40
Eric P. Marske	30,000	0.40
Michael Eller	35,000	0.40
Dan Tolley	30,000	0.40
Total	150,000	0.40

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 2-27-2014
Sam Amaral	5,000	0.41
Alan B. Cook	5,000	0.41
Tom Kirchner	25,000	0.41
Eric P. Marske	15,000	0.41
George Stoltz	5,000	0.41
Dan Tolley	5,000	0.41
Jason Muhlbeier	5,000	0.41
Neil Hellfeldt	5,000	0.41
Total	70,000	0.41

Stock options must be exercised within 90 days after termination of employment/board membership.  During 2016, 115,000 options expired, 150,000 options were granted and no shares under option were exercised.  At December 31, 2016 there were 220,000 options outstanding and exercisable.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

None.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

The following table presents fees billed to us during December 31, 2016 and 2015, for professional services provided by DeCcoria Maichel & Teague.

Year Ended	December 31, 2016	December 31, 2015
Audit fees (1)	$40,769	$45,450
Audit-related fees (2)	-	-
Tax fees (3)	3,534	3,185
All other fees (4)	-	-
Total Fees	$44,303	$48,635

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

        (Principal Executive Officer, Director)

Date:  February 24, 2017

By:  /s/ Michael W. Eller

        Michael W. Eller, President

        (Principal Accounting Officer)

Date:  February 24, 2017

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THEODORE DEINARD	Director	February 24, 2017
Theodore Deinard

/s/ T.L. KIRCHNER	Director	February 24, 2017
T.L. Kirchner

/s/ BARRY KNOTT	Director	February 24, 2017
Barry Knott

/s/ VERN KORNELSEN	Director	February 24, 2017
Vern D. Kornelsen