Form 10-Q
period 2017-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2017-05-08
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 28, 2017, the number of the Company's shares of common stock par value $0.001, outstanding was 5,052,178.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS
	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 756,354	$ 502,971
Certificates of deposit investments	750,000	1,000,000
Accounts receivable	146,818	71,202
Inventories	594,935	703,147
Accrued interest receivable	3,095	6,903
Prepaid expenses	6,100	8,405
Total current assets	2,257,302	2,292,628

Property and equipment, net of depreciation	46,398	51,383

Deferred income taxes	244,092	244,092
Total assets	$ 2,547,792	$ 2,588,103

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 56,376	$ 15,114
Accrued liabilities	29,864	22,693
Refundable deposits	3,622	4,527
Total current liabilities	89,862	42,334
Total liabilities	89,862	42,334

COMMITMENTS (NOTE 6)

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 5,052,178 and 5,060,903 shares issued and outstanding respectively	5,052	5,061
Additional paid-in capital	969,266	972,609
Retained earnings	1,483,612	1,568,099
Total stockholders' equity	2,457,930	2,545,769
Total liabilities and stockholders' equity	$ 2,547,792	$ 2,588,103

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2017	2016

PRODUCT SALES, net	$ 361,422	$ 419,712
SITE SUPPORT	17,364	47,939
COST OF SALES and SITE SUPPORT	(183,315)	(200,136)
GROSS PROFIT	195,471	267,515

OPERATING EXPENSES
General and administrative	88,134	91,671
Research and development	80,015	69,135
Marketing and Sales	114,499	119,021
Total operating expenses	282,648	279,827
OPERATING LOSS	(87,177)	(12,312)

OTHER INCOME
Interest income	2,690	2,886
Total other income	2,690	2,886

NET LOSS BEFORE INCOME TAX	(84,487)	(9,426)
Benefit (provision) for income tax	-	(400)
NET LOSS	$ (84,487)	$ (9,826)

Basic and diluted loss per share	$ (0.02)	Nil

Weighted average shares	5,057,667	5,124,363

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (84,487)	$ (9,826)

Noncash items included in net loss:
Depreciation	4,985	6,573
Deferred income taxes	-	400

Changes in operating assets and liabilities:
Accounts receivable, net	(75,616)	(133,628)
Inventories	108,211	25,971
Accrued interest receivable	3,808	6,284
Prepaid expenses	2,305	1,033
Accounts payable	41,262	5,213
Refundable deposits	(905)	-
Accrued liabilities	7,172	11,002
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	6,735	(86,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	250,000	452,625
NET CASH PROVIDED FROM INVESTING ACTIVITIES	250,000	452,625

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares	(3,352)	(29,472)
NET CASH USED IN FINANCING ACTIVITIES	(3,352)	(29,472)

NET INCREASE IN CASH AND CASH EQUIVALENTS	253,383	336,173
Cash and cash equivalents at beginning of period	502,971	618,060
Cash and cash equivalents at end of period	$ 756,354	$ 954,233

Cash and cash equivalents:
Cash	$ 113,741	$ 110,949
Money Market funds	642,613	843,284
Total cash and cash equivalents	$ 756,354	$ 954,233

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company") presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2017 and March 31, 2016.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2016 as filed with Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	March 31 2017	December 31 2016
Parts	$ 127,039	$ 185,911
Work in progress	168,743	216,859
Finished goods	299,153	300,377
Total inventory	$ 594,935	703,147

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At March 31, 2017, the Company had 150,000 outstanding stock options that could have a dilutive effect on future periods’ income.  However, diluted earnings per share are not presented because their effect would be antidilutive due to Company’s losses.

NOTE 4 - STOCK OPTIONS

As of March 31, 2017, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors did not issue stock options during the first quarter ended March 31, 2017.

A summary of option activity during the quarter ended March 31, 2017 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2016	220,000	$0.40
Granted	-	-
Expired	(70,000)	0.41
Outstanding and Exercisable at March 31, 2017	150,000	$0.40	3.4	$0

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2017 the Company accrued total directors’ fees of $1,200, or $300 per director for board meetings attended. During the same period in 2016 the Company accrued total directors’ fees of $1,500.

NOTE 6 - COMMITMENTS

The Company leases its facilities from a port authority for $5,445 per month for three years, expiring in September 2017, with annual increases based upon the Consumer Price Index

NOTE 7 - SEGMENT REPORTING

Domestic Sales for the three month period ending March 31, 2017, were $283,118 which was a decrease of $25,650 compared to the same period in 2016. Foreign Sales for the three month period ending March 31, 2017 were $78,304 which was a decrease of $32,640 compared to the same period in 2016. No Sales to one customer were greater than 10% of the total sales for the quarter.

NOTE 8 – Stock Repurchase

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share. As of March 31, 2017, $59,266 remains of $100,000 approved by the board. 97,764 shares were repurchased in 2016, bringing the total number of shares repurchased up to 106,489. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The following table shows the Company’s activity and related information for the three month period ending March 31, 2017:

	Purchase Period End Date	Number of Shares	Average Repurchase Price Per Share	Amount
January 2017	January 31, 2017	1,000	$0.38	$ 380
March 2017	March 31, 2017	7,725	$0.38	$ 2,936
Total		8,725	$0.38	$ 3,316

The trading price of the Company’s shares as of March 31st was $0.39.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended March 31, 2017.  The following statements may be forward looking in nature and actual results may differ materially.

A.

RESULTS OF OPERATIONS

REVENUES: Total revenues from sales decreased to $378,786 for the first quarter of 2017 as compared to $467,651 in the first quarter of 2016, reflecting a decrease of 18.9%.  Gross revenues, including interest income, decreased to $381,476 for the quarter ended March 31, 2017, from $470,538 for the same quarter of 2016.  Management believes the decrease in sales revenues is due to decreased Product demand and Site Support delays related to weather during first quarter of 2017 when compared with the same quarter of 2016.

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

A percentage breakdown of EST's market segments of Domestic and Foreign Export sales, for the first quarter of 2017 and 2016 are as follows:

For the first quarter	2017	2016
Domestic Sales	79%	76%
Export Sales	21%	24%

BACKLOG:

As of March 31, 2017, the Company had a sales order backlog of $22,850.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2017 and 2016 were 46% and 38% of respective net sales and are calculated excluding site support expenses of $16,476 and $42,272 respectively. The cost of sales percentage increase in the first quarter of 2017 is the result of the discounting 195E Series product sold during the quarter having decreased profit margins when compared with the product mix sold during the same quarter of 2016. The discounting was designed to sell old inventory that was replaced by the Horizon Series.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2017 increased $2,820 from first quarter of 2016 levels.  The following is a delineation of operating expenses:

	March 31, 2017	March 31, 2016	Increase (Decrease)
General and administrative	$ 88,134	$ 91,671	$ (3,537)
Research and development	80,015	69,135	10,880
Marketing & Sales	114,499	119,021	(4,523)
Total operating expenses	$ 282,648	$ 279,827	$ 2,820

General and administrative:  For the first quarter of 2017 General and administrative expenses decreased $3,537 to $88,134, due to decreased professional services when compared with the same quarter of 2016.

Research and development:  Research and development expenses increased $10,880 to $80,015 during the first quarter of 2017 due to fees paid for FCC type acceptance testing when compared with the same quarter of 2016.

Marketing and sales: During the first quarter of 2017, marketing and sales expenses decreased $4,523 to $114,499 when compared with the same period of 2016, due to decreased consulting service expenses during the first quarter of 2017.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $2,690 in interest and dividend income during the quarter ended March 31, 2017.  Sources of this income were money market accounts and certificates of deposit.

NET LOSS:

The Company had a net loss of $84,487 for the first quarter of 2017 compared to a net loss of $9,826 for the same quarter of 2016.  The increase in net loss during 2017 is the result of decreased sales revenues and decreased gross margins.

The Company has $66,353 of research and development tax credits available to reduce any Federal Income taxes that may be incurred in future periods as if March 31, 2017.

B.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2017 was 25:1 compared to 54:1 at December 31, 2016.  The decrease in current ratio is due to increased accounts payable and accrued vacation expenses at March 31, 2017 when compared with December 31, 2016.

For the quarter ended March 31, 2017, the Company had cash and cash equivalents of $756,354 as compared to cash and cash equivalent holdings of $502,971 at December 31, 2016, primarily reflecting changes in the value of certificates of deposits that were redeemed when compared with year-end 2016.

Accounts receivable increased to $146,818 as of March 31, 2017, from December 31, 2016 levels of $71,202 due to sales and collection timing differences when compared with year-end 2016.  Inventory decreased to $594,935 at March 31, 2017 from December 31, 2016 levels of $703,147.  The Company's fixed assets, net of depreciation, decreased to $46,398 as of March 31, 2017 from December 31, 2016 levels of $51,383, due to depreciation. Prepaid expenses decreased to $6,100 as of March 31, 2017 as compared with $8,405 for December 31, 2016 due to decreased vendor deposit when compared with year-end 2016.

As of March 31, 2017, the trade accounts payable balance was $56,376 compared with $15,114 at December 31, 2016, and reflect amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of March 31, 2017 were $29,864, compared with $22,693 at December 31, 2016, and reflect items such as payroll and state tax liabilities and accrued vacation benefits.  At March 31, 2017 and December 31, 2016, the Company had refundable customer deposit liabilities of $3,622 and $4,527 respectively.

In Management's opinion, the Company's cash and cash equivalents, and other working capital at March 31, 2017 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2017.

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

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2017.

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

There have been no changes during the quarter ended March 31, 2017 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Michael W. Eller
Date: May 2, 2017	Name: Michael W. Eller
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: May 2, 2017	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)