Form 10-Q
period 2017-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2017-07-21
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Small Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2017, the number of the Company's shares of common stock par value $0.001, outstanding was 5,006,577.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

FORM 10-Q

June 30, 2017

Index

PART I - FINANCIAL INFORMATION

3

Item 1.  Financial Statements.

3

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

11

Item 4.  Evaluation of Disclosure Controls and Procedures.

12

PART II - OTHER INFORMATION

13

Item 1 Legal Proceedings

13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3 Defaults Upon Senior Securities

13

Item 4 Mine Safety Disclosure

13

Item 5 Other Information

13

Item 6.  Exhibits

13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
	June 30, 2017 (Unaudited)	December, 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$ 387,115	$ 502,971
Certificates of deposit investments	1,000,000	1,000,000
Accounts receivable	133,711	71,202
Inventories	703,799	703,147
Accrued interest receivable	3,547	6,903
Prepaid expenses	14,534	8,405
Total current assets	2,242,706	2,292,628

Property and equipment, net	41,413	51,383

Deferred income tax asset, net	244,092	244,092
Total assets	$ 2,528,211	$ 2,588,103

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 72,127	$ 15,114
Accrued liabilities	23,599	22,693
Refundable deposits	3,622	4,527
Total current liabilities	99,348	42,334
Total liabilities	99,348	42,334

COMMITMENTS and CONTINGENCIES (NOTE 6)

Stockholders’ equity
Common stock, $0.001 par value 50,000,000 shares authorized 5,006,577 and 5,060,903 shares issued and outstanding, respectively	5,007	5,061
Additional paid-in capital	951,969	972,609
Retained earnings	1,471,887	1,568,099
Total stockholders’ equity	2,428,863	2,545,769
Total liabilities and stockholders’ equity	$ 2,528,211	$ 2,588,103

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
SALES, NET	$ 365,468	$ 437,882	$ 726,890	$ 857,594
SITE SUPPORT	15,145	23,237	32,509	71,176
COST OF SALES	(164,895)	(191,463)	(348,210)	(391,600)
GROSS PROFIT	215,718	269,656	411,189	537,170

Operating Expenses
General and administrative	65,302	74,285	153,436	165,955
Research and development	56,310	76,475	136,325	145,610
Marketing and Sales	108,678	125,071	223,177	244,093
TOTAL OPERATING EXPENSE	230,290	275,831	512,938	555,658

OPERATING INCOME (LOSS)	(14,572)	(6,175)	(101,749)	(18,488)

OTHER INCOME
Interest income	2,848	2,984	5,538	5,871
TOTAL OTHER INCOME	2,848	2,984	5,538	5,871

NET INCOME (LOSS) BEFORE INCOME TAX	(11,724)	(3,191)	(96,211)	(12,617)
Benefit (provision) for income tax	-	400	-	-
NET INCOME (LOSS)	$ (11,724)	$ (2,791)	$ (96,211)	$ (12,617)

Basic and diluted earnings per share	Nil	Nil	($0.02)	Nil

Weighted average shares used in computing income (loss) per share:
Basic and diluted	5,040,803	5,081,108	5,038,043	5,105,123

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net loss	$ (96,211)	$ (12,617)
Noncash items included in net loss:
Depreciation	9,969	13,145
Share based compensation	-	1,841
Changes in operating assets and liabilities:
Accounts receivable	(62,509)	(46,744)
Inventories	(653)	18,255
Accrued interest receivable	3,356	3,633
Prepaid expenses	(6,126)	(9,779)
Accounts payable	57,012	42,854
Accrued liabilities	906	10,878
Refundable deposits	(905)	-
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	(95,161)	21,466
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of deposit redeemed	-	202,625
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	-	202,625

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of Shares	(20,695)	(29,472)
NET CASH USED IN FINANCING ACTIVITIES	(20,695)	(29,472)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(115,856)	194,619
Cash and cash equivalents at beginning of period	502,971	618,060
Cash and cash equivalents at end of period	$ 387,115	$ 812,679

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six month periods ended June 30, 2017 and June 30, 2016.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2016 as filed with Securities and Exchange Commission.

The results of operations for the three and six months ended June 30, 2017 and June 30, 2016, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or market with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	June 30, 2017	December 31, 2016
Parts	$ 115,046	$ 185,911
Work in progress	255,658	216,859
Finished goods	333,095	300,377
	$ 703,799	703,147

NOTE 3 - INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At June 30, 2017, the Company had 150,000 outstanding stock options that could have a dilutive effect on future periods.  However, at June 30, 2017 there was no dilutive effect of stock options on earnings per share or weighted average shares outstanding.

NOTE 4 - STOCK OPTIONS

As of June 30, 2017, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors has not awarded stock options during the six months ended June 30, 2017. The Board of Directors may consider issuing stock options later in 2017. Shareholders approved the 2015 Stock Incentive Plan on June 3, 2016, for 250,000 stock options. 150,000 of the approved amount were granted to certain management employees as part of the 2015 Stock Incentive Plan. The options were dated effective August 7, 2015 and have a five year exercise period. The company booked an expense of $1,841 for the quarter ending June 30, 2016 in which the options were approved by the Shareholders.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - STOCK OPTIONS, Continued

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2015 and approved by the Shareholders in 2016.

2015
Dividend yield	0.00%
Expected volatility	68%
Risk-free interest rate	1.08%
Expected term (in years)	5
Estimated Fair Value per Option Granted	$0.23

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2005 through 2016 was 5.2%.

A summary of option activity during the six months ended June 30, 2017 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2016	220,000	$0.40
Granted (Approved)	-0-
Expired	(70,000)	0.41
Outstanding and Exercisable at June 30, 2017	150,000	$0.40	3.4	$0

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2017, the Company accrued total directors’ fees of $1,200, or $300 per director for board meetings attended. For the six-month period ending June 30, 2017, the Company paid or accrued a total of $2,400 for directors’ fees.

NOTE 6 - COMMITMENTS and CONTINGENCIES

The Company leases its facilities from a port authority for $5,445 per month for three years, expiring in September 2017, with annual increases based upon the Consumer Price Index. The Company has a three year option to extend the lease which it intends to exercise at the end of the current lease.

NOTE 7 - SEGMENT REPORTING

Segment information is prepared on the same basis that the Company's management reviews financial information for operational decision making purposes.

During the quarter ended June 30, 2017, Domestic customers represented approximately 81% of total net revenues. Domestic sales revenues decreased to $309,556 for the quarter ended June 30, 2017 compared to $388,415 for the quarter ended June 30, 2016. Year to date domestic sales revenues decreased to $610,038 as of June 30, 2017 compared to $745,122 for the same period of 2016.  Foreign customers represented approximately 19% of total net revenues.  Foreign sales revenues decreased to $71,057 for the quarter ended June 30, 2017 compared to $72,704 for the quarter ended June 30, 2016. Year to date foreign sales revenues decreased to $149,361 as of June 30, 2017 compared to $183,648 for the same period of 2016.  During the quarter ended June 30, 2017, sales to one customer comprised more than 10% of the Company’s sales revenues.  Revenues from foreign countries during the second quarter of 2017 consist primarily of revenues from product sales to Mexico, Peru, Hungary and Columbia.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – Stock Repurchase

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share. On March 2nd, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to an additional $150,000 of the Company’s common stock at the price of $0.38 per share. As of June 30, 2017, $192,206 remains of $250,000 approved by the board. 97,764 shares were repurchased in 2016, bringing the total number of shares repurchased to 152,090. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The following table shows the Company’s activity and related information for the six-month period ending June 30, 2017: The following table shows the Company’s activity and related information for the six-month period ended June 30, 2017:

	Purchase Period End Date	Number of Shares	Average Repurchase Price Per Share	Amount (1)
January 2017	January 31, 2017	1,000	$0.38	$ 390
March 2017	March 31, 2017	7,725	$0.38	$ 2,962
April 2017	April 30, 2017	45,601	$0.38	$ 17,343
Total		54,326	$0.38	$ 20,695

(1)  Amount includes commissions paid of $51.

The trading price of the Company’s shares as of June 30 2017, was $0.38.

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

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services decreased to $380,613 for the second quarter of 2017, compared to $461,119 for the second quarter of 2016.  Gross revenues, including interest income, decreased to $383,461 for the quarter ended June 30, 2017, from $464,103 for the same quarter of 2016.  Year to date sales decreased to $759,399 as of June 30, 2017, as compared to $928,770 as of June 30, 2016. Year to date gross revenues, including interest income, decreased to $764,936 as of June 30, 2017, compared to $934,641 as of June 30, 2016.  Management believes the increase in quarterly and year to date sales revenues is due to decreased engineering services and related product sales.

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

A percentage breakdown of EST's Domestic and Export Sales, for the second quarter of 2017 and 2016 are as follows:

	For the second quarter of
	2017	2016
Domestic Sales	81%	84%
Export Sales	19%	16%

Domestic Revenues

During the quarter ended June 30, 2017, the Company’s domestic operations represented 81% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $309,556 for the quarter ended June 30, 2017 compared to $388,415 for the quarter ended June 30, 2016.  Management believes the decrease in sales revenues is due to decreased domestic sales for water/waste water and mining industrial automation projects during the first six months of 2017.  During the quarter ended June 30, 2017, one customer, comprised more than 10% of the Company’s sales revenues.

For the six-month period ended June 30, 2017, the Company’s domestic operations represented 80% of the Company’s total sales revenues.  Year to date domestic sales revenues decreased to $610,038 as of June 30, 2017 compared to $745,122 for the same period of 2016. Management believes the increase in year to date sales revenues is due to decreased engineering services and related product sales during the first half of 2017.

Foreign Revenues

The Company’s foreign operating segment represented 19% of the Company’s total net revenues for the quarter ended June 30, 2017.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended June 30, 2017, the Company had $71,057 in foreign export sales, amounting to 19% of total net revenues of the Company for the quarter, compared with foreign export sales of $80,672 for the same quarter of 2016.  Management believes the decrease in foreign sales revenues was due to decreased automation needs to lower operating expenses in Oil & Gas and Mining industries.  Revenues from foreign countries during the second quarter of 2017 consist primarily of revenues from product sales to Mexico, Peru, Hungary and Colombia.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 2017.  Products purchased by foreign customers were used primarily in industrial automation applications.  We believe the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

For the six-month period ended June 30, 2017, the Company had $149,361 in foreign export sales, amounting to 20% of total sales revenues of the Company for the period, compared with foreign export sales of $183,648 for the same period of 2016. Management believes the decrease in foreign sales revenues is due end of life product purchases in 2016 to Croatia.

BACKLOG:

The Corporation had a sales order backlog of approximately $12,626 as of June 30, 2017.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarter of 2017 and 2016 was 41% and 39%, respectively. The cost of sales increase for the second quarter of 2017 is the result of the product mix for items sold during the period.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2017 decreased $45,540 from the second quarter of 2016.  The following is an outline of operating expenses:

For the quarter ended:	June 30, 2017	June 30, 2016	Increase (Decrease)
General and Administrative	$ 65,302	$ 74,285	($8,983)
Research/Development	56,310	76,475	(20,165)
Marketing and Sales	108,678	125,071	(16,393)
Total Operating Expenses	$ 230,290	$ 275,831	($45,540)

GENERAL AND ADMINISTRATIVE:

During the second quarter of 2017, general and administrative expenses decreased $8,983 to $65,302 from the same quarter of 2016, due to decreased professional services and bank fees.

RESEARCH AND DEVELOPMENT:

Research and development expenses decreased $20,165 to $56,310 during the second quarter of 2017 when compared with the same period in 2016 due to fees paid for type acceptance and prototype builds of new product.

MARKETING AND SALES:

During the second quarter of 2017, marketing and sales expenses decreased $16,393 to $108,678 from the same period in 2016, due to decreased services purchased.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $2,848 in interest and dividend income during the quarter ended June 30, 2017.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $11,724 for the second quarter of 2017, compared to a net loss of $2,971 for the same quarter of 2016.  For the six-month period ended June 30, 2017, the Company recorded a net loss of $96,211, compared with a net loss of $12,617 for the same period of 2016.  The increase in the Company’s net loss is the result of decreased sales revenues, decreased gross margins and reduced operating expenses during the second quarter of 2017.

TAXES:

The Company has estimated valuation allowance of $114,424 to reduce the value of the Deferred Tax Asset (non-current) to reflect the amount that may not be realizable in future periods.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2017 was 22.6:1 compared to 54:1 at December 31, 2016.  For the quarter ended June 30, 2017, the Company had cash and cash equivalents of $387,115; compared to cash and cash equivalent holdings of $502,971 at December 31, 2016.  The Company had certificates of deposit investments in the amount of $1,000,000 at June 30, 2017 and $1,000,000 at December 31, 2016.

Accounts receivable increased to $133,711 as of June 30, 2017, from December 31, 2016 levels of $71,202, due to sales revenue timing differences between the second quarter of 2017 and year-end 2016.  Inventories increased to $703,799 as of June 30, 2017, from December 31, 2016 levels of $703,147, due primarily to an increase of finished goods.  The Company's fixed assets, net of depreciation, decreased to $41,413 as of June 30, 2017, from December 31, 2016 levels of $51,383.

As of June 30, 2017, the Company’s accounts payable balance was $72,127 as compared with $15,114 at December 31, 2016, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities and refundable deposits as of June 30, 2017 were $23,599 compared with $22,692 at December 31, 2016, and reflect items such as accrued vacation benefits and payroll tax liabilities

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2017 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2017.

The Company did not declare or issue any cash dividends during 2016 or 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.  Evaluation of Disclosure Controls and Procedures.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its President and Treasurer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.*  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”

Management, under the supervision and with the participation of the Company’s President and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements.

*This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management has identified the following material weakness and is taking action to remedy and remove the weakness in its internal controls over financial reporting:

•

Inappropriate Segregation of Duties, as the same officer and director was responsible for initiating and recording transactions, thereby creating segregation of duties weakness.

Management’s Remediation Initiatives.

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

The Company clearly recognizes, and continues to recognize, the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.  Management is currently evaluating avenues for mitigating the Company's internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size, structure, and future existence of the organization. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting as of June 30, 2017.

Changes in internal control over financial reporting.

There have been no changes during the quarter ended June 30, 2017 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: July 21, 2017	/s/ Michael W. Eller
Name: Michael Eller
Title: Director/President (Chief Executive Officer)

Date: July 21, 2017	/s/ Michael W. Eller
Name: Michael Eller
Title: Director/President (Principal Accounting Officer)

14