Form 10-Q
period 2017-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2017-10-27
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2017, the number of the Company's shares of common stock par value $0.001, outstanding was 4,986,048.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

FORM 10-Q

September 30, 2017

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

13

Item 1 Legal Proceedings

13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3 Defaults Upon Senior Securities

13

Item 4 Mine Safety Disclosure

13

Item 5 Other Information

13

Item 6.  Exhibits

13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
	September 30, 2017 (Unaudited)	December, 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$ 257,112	$ 502,971
Certificates of deposit investments	1,000,000	1,000,000
Accounts receivable	94,506	71,202
Inventories	813,970	703,147
Accrued interest receivable	5,784	6,903
Prepaid expenses	20,322	8,405
Total current assets	2,191,694	2,292,628

Property and equipment, net	36,428	51,383

Deferred income tax asset, net	244,092	244,092
Total assets	$ 2,472,214	$ 2,588,103

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 54,709	$ 15,114
Accrued liabilities	27,005	22,693
Refundable deposits	7,247	4,527
Total current liabilities	88,961	42,334
Total liabilities	88,961	42,334

COMMITMENTS (NOTE 6)

Stockholders’ equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,986,048 and 5,060,903 shares issued and outstanding, respectively	4,986	5,061
Additional paid-in capital	944,160	972,609
Retained earnings	1,434,107	1,568,099
Total stockholders’ equity	2,383,253	2,545,769
Total liabilities and stockholders’ equity	$ 2,472,214	$ 2,588,103

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
SALES, NET	$ 312,042	$ 302,252	$ 1,038,932	$ 1,159,846
SITE SUPPORT	10,720	19,216	43,229	90,392
COST OF SALES	(133,721)	(126,374)	(481,931)	(517,974)
GROSS PROFIT	189,041	195,094	600,230	732,264

Operating Expenses
General and administrative	59,367	67,792	212,802	233,748
Research and development	55,511	59,624	191,836	205,233
Marketing and sales	114,902	113,221	338,080	357,314
TOTAL OPERATING EXPENSE	229,780	240,637	742,718	796,295

OPERATING INCOME (LOSS)	(40,739)	(45,543)	(142,488)	(64,031)

OTHER INCOME
Interest income	2,958	3,046	8,496	8,917
TOTAL OTHER INCOME	2,958	3,046	8,496	8,917

NET INCOME (LOSS) BEFORE INCOME TAX	(37,781)	(42,497)	(133,992)	(55,114)
Benefit (provision) for income tax (Note 9)	-	-	-	-
NET INCOME (LOSS)	$ (37,781)	$ (42,497)	$ (133,992)	$ (55,114)

Basic and diluted earnings per share	$ (0.01)	$ (0.01)	($0.03)	$ (0.01)

Weighted average shares used in computing income (loss) per share:
Basic and diluted	5,019,376	5,081,108	5,032,788	5,097,059

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net loss	$ (133,992)	$ (55,114)
Non-cash items included in net loss:
Depreciation	14,954	19,718
Share based compensation	-	1,841
Changes in operating assets and liabilities:
Accounts receivable	(23,304)	(36,014)
Inventories	(110,823)	(131,528)
Accrued interest receivable	1,119	923
Prepaid expenses	(11,916)	(11,718)
Accounts payable	39,595	29,463
Accrued liabilities	4,313	10,211
Refundable deposits	2,719	-
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	(217,335)	(172,218)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of deposit redeemed	-	202,625
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	-	202,625

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares of common stock	(28,524)	(29,472)
NET CASH USED IN FINANCING ACTIVITIES	(28,524)	(29,472)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(245,859)	935
Cash and cash equivalents at beginning of period	502,971	618,060
Cash and cash equivalents at end of period	$ 257,112	$ 618,995

(See "Notes to Financial Statements")

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company"), presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine month periods ended September 30, 2017 and September 30, 2016.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2016 as filed with Securities and Exchange Commission.

The results of operations for the three and nine months ended September 30, 2017 and September 30, 2016, are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

New Accounting Pronouncements

In July of 2015 the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-11 “Simplifying the Measurement of Inventory” an update to Inventory Topic 330. The ASU simplifies the concept of lower of cost or market to the lower of cost and net realizable value and more closely align the measurement of inventory in Generally Accepted Accounting Principles (“GAAP”) with the measurement of inventory in International Financial Reporting Standards (“IFRS”). This update was adopted and did not materially impact the financial statements.

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations, cash flows or financial position of prior period amounts.

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or net realizable value with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30, 2017	December 31, 2016
Parts	$ 147,379	$ 185,911
Work in progress	240,557	216,859
Finished goods	426,034	300,377
	$ 813,970	$ 703,147

NOTE 3 - INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At September 30, 2017, the Company had 150,000 outstanding stock options that could have a dilutive effect on future periods.  However, at September 30, 2017 there was no dilutive effect of stock options on earnings per share or weighted average shares outstanding.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - STOCK OPTIONS

As of September 30, 2017, the Company had outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors has not awarded stock options during the nine months ended September 30, 2017. The Board of Directors may consider issuing stock options later in 2017. Shareholders approved the 2015 Stock Incentive Plan on June 3, 2016 for 250,000 stock options. 150,000 of the approved amount were granted to certain management employees as part of the 2015 Stock Incentive Plan. The options were dated effective August 7, 2015 and have a five year exercise period. The company recognized an expense of $1,841 for the quarter ending September 30, 2016 in which the options were approved by the Shareholders and were fully vested at that time.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2015 and approved by the Shareholders in 2016.

2015
Dividend yield	0.00%
Expected volatility	68%
Risk-free interest rate	1.08%
Expected term (in years)	5
Estimated Fair Value per Option Granted	$0.23

The Company uses historical data to estimate option exercise rates.  The option exercise rate for option grants in 2005 through 2016 was 5.2%.

A summary of option activity during the nine months ended September 30, 2017 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2016	220,000	$0.40
Granted (Approved)	-0-
Expired	(70,000)	0.41
Outstanding and Exercisable at September 30, 2017	150,000	$0.40	2.9	$28,500

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2017, the Company accrued total directors’ fees of $1,200, or $300 per director for board meetings attended. For the nine-month period ending September 30, 2017, the Company paid or accrued a total of $3,600 for directors’ fees.

NOTE 6 - COMMITMENTS

The Company leases its facilities from a port authority for $5,445 per month for three years, expiring in September 2020, with annual increases based upon the Consumer Price Index.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - SEGMENT REPORTING

Segment information is prepared on the same basis that the Company's management reviews financial information for operational decision-making purposes.

During the quarter ended September 30, 2017, Domestic customers represented approximately 88% of total net revenues. Domestic sales revenues increased to $283,239 for the quarter ended September 30, 2017 compared to $275,709 for the quarter ended September 30, 2016. Year to date domestic sales revenues decreased to $893,277 as of September 30, 2017 compared to $1,020,831 for the same period of 2016.  Foreign customers represented approximately 12% of total net revenues.  Foreign sales revenues decreased to $39,523 for the quarter ended September 30, 2017 compared to $45,759 for the quarter ended September 30, 2016. Year to date foreign sales revenues decreased to $188,884 as of September 30, 2017 compared to $229,407 for the same period of 2016.  During the quarter ended September 30, 2017, sales to one customer comprised more than 10% of the Company’s sales revenues.  Revenues from foreign countries during the third quarter of 2017 consist primarily of revenues from product sales to Mexico, Peru, India.

NOTE 8 – Stock Repurchase

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share. On March 2, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to an additional $150,000 of the Company’s common stock at the price of $0.38 per share. As of September 30, 2017, $184,405 remains of $250,000 approved by the board. 97,764 shares were repurchased for $37,191 in 2016, bringing the total number of shares repurchased to 172,619 through September 30, 2017. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. The following table shows the Company’s activity and related information for the nine-month period ending September 30, 2017.

	Purchase Period End Date	Number of Shares	Average Repurchase Price Per Share	Amount (1)
January 2017	January 31, 2017	1,000	$0.38	$ 390
March 2017	March 31, 2017	7,725	$0.38	$ 2,962
April 2017	April 30, 2017	45,601	$0.38	$ 17,343
July 2017	July 31, 2017	8,500	$0.38	$ 3,237
August 2017	August 31, 2017	12,029	$0.38	$ 4,592
Total		74,855	$0.38	$ 28,524

(1)  Amount includes commissions paid of $79.

The trading price of the Company’s shares as of September 30, 2017, was $0.59.

NOTE 9 – Income Taxes

No Income Tax has been recognized due to the net operating loss. The current year’s net operating loss tax impact has been reserved, as the estimated effective tax rate for 2017 will be zero.

The Deferred Tax asset that is recognized on the Balance Sheets consists primarily of prior years’ net operating loss and R&D credits. We believe that the Company will be generate net operating income and utilize the asset in future periods.

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

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services increased to $322,763 for the third quarter of 2017, compared to $321,468 for the third quarter of 2016.  Gross revenues, including interest income, increased to $325,721 for the quarter ended September 30, 2017, from $324,514 for the same quarter of 2016.  Year to date sales decreased to $1,082,161 as of September 30, 2017, as compared to $1,250,238 as of September 30, 2016. Year to date gross revenues, including interest income, decreased to $1,090,657 as of September 30, 2017, compared to $1,259,155 as of September 30, 2016.  Management believes the increase in quarterly sales revenues is due to increased demand for the new products introduced at the beginning of 2017.

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

A percentage breakdown of EST's Domestic and Export Sales, for the third quarter of 2017 and 2016 are as follows:

	For the third quarter
	2017	2016
Domestic Sales	88%	86%
Export Sales	12%	14%

Domestic Revenues

During the quarter ended September 30, 2017, the Company’s domestic operations represented 88% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues increased to $283,239 for the quarter ended September 30, 2017 compared to $275,709 for the quarter ended September 30, 2016.  Management believes the increase in sales revenues is due to increased domestic sales for water/waste water and mining industrial automation projects during the three-month period ending September 30, 2017.  During the quarter ended September 30, 2017, one customer, comprised more than 10% of the Company’s sales revenues.

For the nine-month period ended September 30, 2017, the Company’s domestic operations represented 83% of the Company’s total sales revenues.  Year to date domestic sales revenues decreased to $893,277 as of September 30, 2017 compared to $1,020,831 for the same period of 2016. Management believes the decrease in year to date sales revenues is due to decreased engineering services and related product sales during the first half of 2017.

Foreign Revenues

The Company’s foreign operating segment represented 12% of the Company’s total net revenues for the quarter ended September 30, 2017.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended September 30, 2017, the Company had $39,522 in foreign export sales, amounting to 12% of total net revenues of the Company for the quarter, compared with foreign export sales of $45,759 for the same quarter of 2016.  Management believes the decrease in foreign sales revenues was due to decreased automation needs in Oil & Gas and Mining industries.  Revenues from foreign countries during the third quarter of 2017 consist primarily of revenues from product sales to Mexico, Peru and India.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended September 30, 2017.  Products purchased by foreign customers were used primarily in industrial automation applications.  We believe the majority of foreign export sales are the results of the Company’s Latin American sales staff, EST foreign reseller activity, and the Company’s internet website presence.

For the nine-month period ended September 30, 2017, the Company had $188,884 in foreign export sales, amounting to 17% of total sales revenues of the Company for the period, compared with foreign export sales of $229,407 for the same period of 2016. Management believes the decrease in foreign sales revenues is due end of life product purchases in 2016 to Croatia and slow acceptance of product released in 2017 in Latin America.

BACKLOG:

The Corporation had a sales order backlog of approximately $22,707 as of September 30, 2017.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the third quarter of 2017 and 2016 was 40% and 36%, respectively. The cost of sales increase for the third quarter of 2017 is the result of the product mix for items sold during the period.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2017 decreased $10,857 from the third quarter of 2016.  The following is an outline of operating expenses:

For the quarter ended:	September 30, 2017	September 30, 2016	Increase (Decrease)
General and Administrative	$ 59,367	$ 67,792	($8,425)
Research/Development	55,511	59,624	(4,113)
Marketing and Sales	114,902	113,221	1,681
Total Operating Expenses	$ 229,780	$ 240,637	($10,857)

GENERAL AND ADMINISTRATIVE:

During the third quarter of 2017, general and administrative expenses decreased $8,425 to $59,367 from the same quarter of 2016, due to decreased professional services and bank fees.

RESEARCH AND DEVELOPMENT:

Research and development expenses decreased $4,113 to $55,511 during the third quarter of 2017 when compared with the same period in 2016 due to fees paid for type acceptance and prototype builds of new product.

MARKETING AND SALES:

During the third quarter of 2017, marketing and sales expenses increased $1,681 to $114,092 from the same period in 2016, due to increased services purchased.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $2,958 in interest and dividend income during the quarter ended September 30, 2017.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $37,781 for the third quarter of 2017, compared to a net loss of $42,497 for the same quarter of 2016.  For the nine-month period ended September 30, 2017, the Company recorded a net loss of $133,992, compared with a net loss of $55,114 for the same period of 2016.  The decrease in the Company’s net loss is the result of increased sales revenues, decreased gross margins and reduced operating expenses during the third quarter of 2017.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2017 was 24.6:1 compared to 54:1 at December 31, 2016. At September 30, 2017, the Company had cash and cash equivalents of $257,112; compared to cash and cash equivalent holdings of $502,971 at December 31, 2016.  The Company had certificates of deposit investments in the amount of $1,000,000 at September 30, 2017 and $1,000,000 at December 31, 2016.

Accounts receivable increased to $94,506 as of September 30, 2017 from December 31, 2016 levels of $71,202, due to sales revenue timing differences between the third quarter of 2017 and year-end 2016.  Inventories increased to $813,970 as of September 30, 2017, from December 31, 2016 levels of $703,147, due primarily to an increase of finished goods.  The Company's fixed assets, net of depreciation, decreased to $36,428 as of September 30, 2017, from December 31, 2016 levels of $51,383.

As of September 30, 2017, the Company’s accounts payable balance was $54,709 as compared with $15,114 at December 31, 2016, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities and refundable deposits as of September 30, 2017 were $34,252 compared with $27,220 at December 31, 2016, and reflect items such as accrued vacation benefits and payroll tax liabilities

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at September 30, 2017 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the next 12 months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.  Evaluation of Disclosure Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the President and Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the PEO and the PFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

Management of the company believes that these material weaknesses are due to the small size of the company's accounting staff. The small size of the company's accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Changes in internal control over financial reporting.

There have been no changes during the quarter ended September 30, 2017 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: October 21, 2017	/s/ Michael W. Eller
Name: Michael Eller
Title: Director/President (Chief Executive Officer)

Date: October 21, 2017	/s/ Michael W. Eller
Name: Michael Eller
Title: Director/President (Principal Accounting Officer)

14