Form 10-K
period 2017-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2018-02-23
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $1,035,958, based on the reported last sale price of common stock on June 30, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of February 4, 2018:  4,986,048 shares.

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

12

Item 8. Financial Statements and Supplementary Data.

13

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

31

Item 9A. Controls and Procedures.

31

Item 9B. Other Information.

32

PART III

33

Item 10. Directors, Executive Officers and Corporate Governance.

33

Item 11. Executive Compensation.

35

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

37

Item 13. Certain Relationships and Related Transactions, and Director Independence.

39

Item 14. Principal Accounting Fees and Services.

39

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

Item 1. Business.

For over 30 years, Electronic Systems Technology, Inc. (“EST”, “us”, “we”, or the “Company”) has specialized in the development and manufacturing of digital data (non-voice) radio transceivers for use in industrial wireless networking applications.  With reliance on wireless communication in the modern world, the global modernization of industrial control systems now requires the benefits gained by use of wireless technology.  EST designs and produces these specialized, hardened products to operate and survive in these difficult conditions.

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

Development efforts during 2017 were focused primarily on software enhancements for the new ESTeem® Horizon Series.  These next generation industrial wireless products will improve our networking capability with higher data rates, improved support features and updates to the latest wireless standards.

In an effort to maintain and expand our customer base in the industrial control marketplace, we team with major automation hardware vendors such as Rockwell Automation.  2017 marks the 26th anniversary of our relationship with Rockwell Automation through their Encompass Program.  Rockwell Automation has the largest market share in the United States and is a major entity in the world-wide automation and controls market place. The benefit of the Encompass program and similar partnering efforts is increased exposure to markets that would not otherwise be cost effective to have a direct marketing channel presence in.

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

All of the ESTeem® models come with industry standard Ethernet (Internet) communications ports and legacy serial ports to provide the broadest range of connections for both new and legacy hardware.  The combined features such as AES 128 or AES 256 security encryption, self-healing repeaters, Mesh networking, long range operation and outdoor weatherproof cases make the ESTeem® products unique in our market space.

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

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate	LOS Range (Miles)	Interface
210M	Narrow Band Licensed	150 to 174	2	64.8 Kbps	15	Ethernet/RS-232
195M	Narrow Band Licensed	150 to 174	4	12.5 Kbps	15	Ethernet/RS-232/422/485
210C	Narrow Band Licensed	450 to 470	2	64.8 Kbps	15	Ethernet/RS-232
195C	Narrow Band Licensed	450 to 470	4	12.5 Kbps	15	Ethernet/RS-232/422/485
195H	Narrow Band Licensed	217 to 220	2	50 Kbps	15	Ethernet/RS-232/422/485
Horizon900	Unlicensed	900	1	72.2 Mbps	10	Ethernet/ RS-232
Horizon2.4	Unlicensed	2400	1	150 Mbps	5-7	Ethernet/ RS-232
Horizon4.9	Licensed	4900	1	72.2 Mbps	5-7	Ethernet/ RS-232
Horizon5.8	Unlicensed	5800	.250 (Dual Stream)	300 Mbps	5-7	Ethernet/ RS-232
Edge900	Unlicensed	900.25		1 Mbps	10	Ethernet/ RS-232

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology.  This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive.  Research and Development expenditures for new product development and improvements of existing products by the Company for 2017 and 2016 were $252,411 and $273,500.  None of the Company’s research and development expenses were paid directly by any of the Company’s customers.  During 2017, the Company contracted and will continue to contract with companies to provide software development and hardware design engineering expertise when required.

Development efforts during 2017 were focused primarily on software enhancements for the ESTeem® Horizon Series, 195 Narrow Band and 210 Series. These enhancements were developed based on Customer needs. The Company plans continued research and development expenditures for development and improvement projects, as they are deemed necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2017 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem® products.  Customers generally place orders on an "as needed basis".  Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.  As of December 31, 2017, the Company had a sales order backlog of $6,677

During 2017, the Company continued advertising in trade publications specifically targeting industrial automation systems.  There are approximately twenty major automation hardware manufacturers worldwide.  The Company has maintained active attendance at tradeshows targeted toward the customers and markets in which it sells products. During 2017, the Company employed sales managers and product support personal to concentrate marketing efforts in both domestic and Latin American industrial automation markets.  During 2018, the Company intends to continue targeting domestic and foreign industrial automation markets.  The Company maintains an internet web site to provide access to product and technical information for both present and potential customers of the Company’s products.  Due to existing reseller relationships, the Company has not implemented an electronic commerce internet website.  The Company provides technical support and service for ESTeem® products through phone support, field technicians and internet sources.  The Company believes high quality customer support is necessary and vital to differentiate ourselves in the industrial wireless modem market.  To maintain a high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

During the year ended December 31, 2017, no one customer’s sales accounted 10% or more of total sales revenues.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

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

Approximately 26% of the Company’s inventory at December 31, 2017 consisted of parts having lead times ranging from 12 to 30 weeks.  Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, personal technology devices and other technology devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.

The Company contracts with multiple companies, for manufacturing of sub-assemblies and some engineering assistance services for the Company’s products.  By contracting with these companies, the Company is able to avoid staff fluctuations associated with operating its own manufacturing operation and reduced capital investments in specialized manufacturing equipment.    Management reviews the costs for the services provided by these companies and regularly submits Requests for Quotes (RFQ) to multiple suppliers of these operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”. Beginning January 1, 2017, the Company began contracting the procurement and assembly of all of its Sub-Assembly manufacturing.

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

EMPLOYEES

As of December 31, 2017, the Company employed a staff of 10 persons on a full-time basis, 3 in sales/marketing, 1 in technical support, 5 in engineering/manufacturing, and 1 in finance and administration. There were no significant changes to key personnel in 2017.  Michael Eller was appointed as the Company’s President and Chief Accounting Officer on February 1, 2016. The Company’s operations are dependent upon key members of its engineering and management personnel.  In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2017.  We determined that there continues to be material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2017.  We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration.  The same employee is responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses have been evaluated, but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

EST does not own any real property, plants, mines, or any other materially important physical properties.  The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg. B1, Kennewick, Washington.  The Company leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington.  As of December 31, 2017, the total monthly lease cost, including tax, is $5,445.  The lease covers a period of three years, expiring September 2020.

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

	Price (1)
	High	Low
2017
First Quarter	$0.50	$0.32
Second Quarter	$1.00	$0.38
Third Quarter	$0.65	$0.38
Fourth Quarter	$0.64	$0.44

2016
First Quarter	$0.40	$0.32
Second Quarter	0.57	0.38
Third Quarter	0.45	0.33
Fourth Quarter	0.51	0.38

The above data was compiled from information obtained from the OTC Bulletin Board quotation service.

(1)

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTCQB was $0.55 on February 5, 2018.

The number of holders of record of common stock of the Registrant as of February 5, 2018 was 346 persons/entities with an unknown number of additional shareholders who hold shares through brokerage firms.

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

FISCAL YEAR 2017 vs. FISCAL YEAR 2016

GROSS REVENUES: Total revenues, including interest income, for the fiscal year 2017 were $1,436,539 reflecting a decrease of 4% from $1,501,812 in gross revenues for fiscal year 2016.  During the year ended December 31, 2017, no one customer’s sales accounted for more than 10% of the total sales revenues.  The decrease in total revenues is the result of decreased Engineering Services during 2017.  Domestic Sales for the fiscal year were $1,198,674 compared to $1,219,493 in 2016. Sales to Foreign Customers for the fiscal year were $226,454 compared to $270,396 in 2016. Product sales decreased to $1,358,203 in 2017, as compared to 2016 sales of $1,379,530, reflecting a decrease of 1.5%.  Management believes the decrease in sales revenues is the result of decreased product sales for the Company’s foreign sales segments, specifically industrial automation.

Interest revenues during 2017 decreased to $11,411 from 2016 level of $11,923 due to the use of cash in operations.

As of December 31, 2017, the Company had sales backlog of $6,677.  The Company’s customers generally place orders on an "as needed basis".  Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:  Cost of Sales, as a percentage of net sales, was 43% and 42% respectively, for 2017 and 2016.  Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  The Company's year-end inventory values for 2017 and 2016 were as follows:

	2017	2016
Parts	$143,452	$185,911
Work in progress	201,526	216,859
Finished goods	417,539	300,377
TOTAL	$762,517	$703,147

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements.

OPERATING EXPENSES: Operating expenses decreased to $996,887 in 2017, from 2016 levels of $1,041,041 primarily due to decreased non-wage expenses and depreciation during 2017.  Material changes in expenses are comprised of the following components: Travel, Professional and Purchased Services decreased by $8,762 and $23,610 respectively.   Depreciation expense decreased during 2017 to $19,939 from 2016 levels of $26,290 due to the Company’s decreased capital purchases.  Advertising expenses increased to $9,832 for 2017, compared to $9,552 for 2016, Materials and Supplies expense decreased during 2017 to $9,583 from 2016 levels of $23,965 due to decreased research and development related projects during 2017.

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

INVENTORY:  The Company's year-end inventory values for 2016 and 2015 were as follows:

	2016	2015
Parts	$185,911	$181,798
Work in progress	216,859	233,055
Finished goods	300,377	188,438
TOTAL	$703,147	$603,291

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in a net loss of $447,855 for 2017, increased from a net loss of $140,696 for 2016.  The increase in net loss is the result of impact of writing off the Deferred Tax Asset in 2017.  At December 31, 2017, the Company's working capital was $2,037,947 compared with $2,250,294 at December 31, 2016. The Company’s operations rely solely on the income generated from sales.  The Company's major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production.  Extended availability for components critical for production of the Company’s products, ranging from 12 to 30 weeks, require the Company to maintain high inventory levels.  It is Management’s opinion that the Company’s working capital as of December 31, 2017 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2017 was 46.5:1 compared to 54.2:1 at December 31, 2016.  The decrease in current asset ratio is the result of the Company having decreased Cash and cash equivalents for year-end 2017 when compared with year-end 2016.  The Company's cash resources at December 31, 2017, including cash and cash equivalent liquid assets, were $1,208,100, compared to cash resources of $1,502,971 at year-end 2016.  The decrease in cash and cash equivalent liquid assets is the result net loss impact when compared with year-end 2016.  The Company’s cash and cash equivalent assets are held in checking, money market funds and Certificates of Deposits. The Company's accounts receivable, at December 31, 2017, were $98,941, compared to $71,202 at year-end 2016.  Management believes that all Company accounts receivable as of December 31, 2017 are collectible and does not have a reserve for uncollectable accounts.

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

Inventory levels as of December 31, 2017, were $762,517, reflecting an increase from December 31, 2016 levels of $703,147. The increase in inventory between December 31, 2017 and December 31, 2016, is due to increased inventory in Finished Goods.

The Company had no capital expenditures during 2017.  The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.

As of December 31, 2017, the Company's current liabilities increased to $44,788, from 2016 year-end levels of $42,334.  The increase in current liabilities was impacted by an increase in accounts payable to $18,969 from $15,114 at the end of 2016.

The Company had no off balance sheet arrangements for the year ended December 31, 2017.

Inflation had minimal adverse effect on the Company’s operations during 2017.  Minimal adverse effect is anticipated during 2018.

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

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	15 -16

Financial Statements:

Balance Sheets	17

Statements of Operations	18

Statements of Changes in Stockholders’ Equity	19

Statements of Cash Flows	20

Notes to Financial Statements	21-28

Supplemental Schedule	29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Electronic Systems Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Supplemental Information

The supplemental schedule of operating expenses for the years ended December 31, 2017 and 2016 (“the supplemental information”) has been subjected to audit procedures performed in conjunction with the audit of the Company's financial statements. The supplemental information is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the financial statements as a whole.

We have served as the Company’s auditor since 2012.

Spokane, Washington

February 20, 2018

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS BALANCE SHEETS DECEMBER 31, 2017 AND 2016
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$ 42,874	$ 115,734
Money market funds	165,227	387,237
Certificates of deposit	1,000,000	1,000,000
Accounts receivable	98,941	71,202
Inventories	762,517	703,147
Prepaid expenses	8,039	8,405
Accrued interest receivable	5,137	6,903

Total Current Assets	2,082,735	2,292,628

PROPERTY AND EQUIPMENT – NET	31,444	51,383

DEFERRED INCOME TAX ASSET – NET	-	244,092
TOTAL ASSETS	$ 2,114,179	$ 2,588,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 18,969	$ 15,114
Refundable deposits	3,937	4,527
Accrued wages and bonus	1,960	1,723
Accrued vacation pay	17,720	18,412
Other accrued liabilities	2,202	2,558

Total Current Liabilities	44,788	42,334
TOTAL LIABILITIES	44,788	42,334

COMMITMENTS (NOTE 8)

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000
shares authorized, 4,986,048 and 5,060,903 shares issued
and outstanding, respectively	4,986	5,061
Additional paid-in capital	944,161	972,609
Retained earnings	1,120,244	1,568,099
TOTAL STOCKHOLDERS’ EQUITY	2,069,391	2,545,769
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,114,179	$ 2,588,103

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
	2017	2016

SALES – NET	$ 1,425,128	$ 1,489,889

COST OF SALES	643,414	677,166

GROSS PROFIT	781,714	812,722

OPERATING EXPENSES	996,888	1,041,041

OPERATING LOSS	(215,174)	(228,319)

OTHER INCOME
Interest income	11,411	11,923

TOTAL OTHER INCOME	11,411	11,923

NET LOSS BEFORE INCOME TAXES	(203,763)	(216,396)

FEDERAL INCOME TAX BENEFIT (PROVISION)	(244,092)	75,700

NET LOSS AFTER INCOME TAXES	$ (447,855)	$ (140,696)

BASIC AND DILUTED LOSS PER SHARE	$ (0.09)	$ (0.03)

OUTSTANDING BASIC AND DILUTED WEIGHTED AVERAGE SHARES	5,022,184	5,090,487

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
		Additional
	Common Stock	Paid-In		Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE AT DECEMBER 31, 2015	5,158,667	$ 5,159	$ 1,007,861	$ 1,708,795	$ 2,721,815

Net loss	-	-	-	(140,696)	(140,696)

Stock repurchased	(97,764)	(98)	(37,093)	-	(37,191)

Share-based compensation			1,841		1,841

BALANCE AT DECEMBER 31, 2016	5,060,903	$ 5,061	$ 972,609	$ 1,568,099	$ 2,545,769

Net loss	-	-	-	(447,855)	(447,855)

Stock repurchased	(74,855)	(75)	(28,448)	-	(28,523)

Share-based compensation	-	-	-	-	-

BALANCE AT DECEMBER 31, 2017	4,986,048	$ 4,986	$ 944,161	$ 1,120,244	$ 2,069,391

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (447,855)	$ (140,696)
Noncash expenses included in loss:
Depreciation and amortization	19,939	26,290
Deferred income taxes	244,092	(75,700)
Share-based compensation	-	1,841
Decrease (increase) in operating assets:
Accounts receivable	(27,739)	(4,925)
Inventories	(59,370)	(99,856)
Prepaid expenses	366	2,019
Federal income tax refund receivable	-	2,721
Accrued interest receivable	1,766	958
Increase (decrease) in operating liabilities:
Accounts payable	3,855	6,564
Accrued wages, bonus, vacation and other accrued liabilities	(811)	(687)
Refundable deposits	(590)	948
Net Cash used by Operating Activities	(266,347)	(280,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(1,000,000)	(1,000,000)
Proceeds from maturities of certificates of deposit	1,000,000	1,202,625
Net Cash from Investing Activities	-	202,625

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares	(28,523)	(37,191)
Net Cash used in Financing Activities	(28,523)	(37,191)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(294,870)	(115,089)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	502,971	618,060

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 208,101	$ 502,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash and cash equivalents:
Cash	$ 42,874	$ 115,734
Money market funds	165,227	387,237
Total cash and cash equivalents	$ 208,101	$ 502,971

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

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies.  Domestic sales for the fiscal year were $1,198,674 compared to $1,219,493 in 2016.  Sales to foreign customers for the fiscal year were $226,454 compared to $270,396 in 2016.

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

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for estimated uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts.  As of December 31, 2017 and 2016, the Company’s estimate of doubtful accounts was zero.  The Company’s policy for writing off past due accounts receivable is based on the amount, time past due, and response received from the subject customer.

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

Certificates of Deposit

Certificates of deposit with original maturities ranging from three months to twelve months were $1,000,000 and $1,000,000 at December 31, 2017 and 2016 respectively.

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

Income Taxes

The provision (benefit) for income taxes is computed on the pretax income (loss) based on the current tax law.  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.  The Company evaluates positive and negative information when estimating the valuation allowance for deferred tax assets. For tax positions that meet the more likely than not recognition threshold a deferred tax asset is recognized.

Research and Development

Research and development costs are expensed as operating expenses when incurred.  Research and development expenditures for new product development and improvements of existing products by the Company for 2017 and 2016 were $252,411 and $273,500, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed as operating expenses when incurred.  Advertising costs for the years ended December 31, 2017 and 2016 were $9,832 and $9,552, respectively.

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

Potentially dilutive common stock equivalents consist of 150,000 and 220,000 stock options outstanding as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the potentially dilutive stock options were not included in the calculation of the diluted weighted average number of shares outstanding or diluted EPS as their effect would have been anti-dilutive.

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

At December 31, 2017 and 2016 the Company has no assets or liabilities subject to fair value measurements on a recurring basis.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of implementing this update on the financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of implementing this update on the financial statements.

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

Inventory

In July 2015, the FASB issued authoritative guidance intended to simplify the measurement of inventory. The amendment requires entities to measure in-scope inventory at the lower of cost and net realizable value, and replaces the current requirement to measure in-scope inventory at the lower of cost or market, which considers replacement cost, net realizable value, and net realizable value less an approximate normal profit margin. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption, on January 1, 2017 of this guidance did not have a material impact on the Company’s financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported statement of operations.

              ELECTRONIC SYSTEMS TECHNOLOGY, INC.

              NOTES TO FINANCIAL STATEMENTS

2.

Inventories

Inventories consist of the following:

	2017	2016
Parts	$ 143,452	$ 185,911
Work in progress	201,526	216,859
Finished goods	417,539	300,377
	$ 762,517	$ 703,147

3.

Property and Equipment

Property and equipment consist of the following:

	2017	2016
Laboratory equipment	$ 580,482	$ 580,482
Software purchased	35,028	35,028
Furniture and fixtures	16,531	16,531
Dies and molds	130,176	130,176
	762,217	762,217
Accumulated depreciation and amortization	(730,773)	(710,834)
	$ 31,444	$ 51,383

4.

Income Taxes

At December 31, 2017, the Company had approximately $66,000 of research and development income tax credits available to reduce federal income taxes in future periods.  The credits expire from 2033-2036.  In addition, at December 31, 2017, the Company had approximately $843,000 of net operating loss carryforwards which will expire between 2033 and 2036.

The components of deferred tax assets and liabilities at December 31, were as follows:

	2017	2016
Accrued liabilities	$ 11,300	$ 7,892
Inventories	1,300	16,197
Federal income tax credits	69,000	66,353
Net operating loss carryforwards	177,000	201,029
Less valuation allowance	(258,600)	(47,379)
Total deferred tax assets, net	$ 0	$ 244,092

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards and the income tax carryforwards.  Management determined in 2017 that it does not believe it is more likely than not that all of the net deferred tax assets will be realized.  Therefore, a valuation allowance has been recorded for the full net deferred tax asset at December 31, 2017.

              ELECTRONIC SYSTEMS TECHNOLOGY, INC.

              NOTES TO FINANCIAL STATEMENTS

4.

Income Taxes - (Continued)

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory federal income tax rate of 35% were as follows:

	2017	2016
Amount computed using the statutory rate	$ (69,900)	$ (75,739)
Other	3,394	2,080
Research and development credits	(3,062)	(10,500)
Federal tax rate change	102,439
Change in valuation allowance	211,221	8,459
Provision (Benefit) for federal income taxes	$ 244,092	$ (75,700)

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. We have completed the accounting for the effects of the Act during the quarter ended December 31, 2017. Our financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes. As a result of the changes to tax laws and tax rates under the Act, we incurred incremental income tax expense of $102,439 during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets and liabilities from 35% to 21% and application of a full valuation allowance.

Should the Company have future accrued interest expense and penalties related to uncertain income tax positions, they will recognize those expenses in income tax expense.

The Company files federal income tax returns in the United States only.  The Company is no longer subject to federal income tax examination by tax authorities for years before 2014.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties.

5.

Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit Sharing Plan and Salary Deferral 401-K Plan and Trust.  All employees over the age of twenty-one are eligible.  On January 1, 2006, the Company adopted a four percent salary matching provision.  The Company contributed $15,149 and $19,236 to the plan for the years ended December 31, 2017 and 2016 respectively.

6.

Employee Bonus Program

The Board of Directors establishes Sales and Net Income thresholds at the start of each year that are used in calculating the amount of Bonuses that may be awarded. If these thresholds are not achieved, there will be no bonus issued.  There was no accrual or expense recorded for 2017 or 2016.

7.

Share-Based Compensation

The Company grants stock options to individual employees and directors with three years continuous tenure.  After termination of employment, stock options may be exercised within ninety days, after which they are subject to forfeiture. There were no option grants during 2017.

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

The average risk-free interest rate was based on the three-year U.S. Treasury Bond rate in effect as of the grant date.  The expected volatility is determined using a weighted average of weekly historical volatility of the stock price over a period prior to the grant dates.  The Company uses historical data to estimate option exercise rates.

In the years ended December 31, 2017 and 2016, the Company recognized $0 and $1,841 respectively, in share-based compensation expense.  No non-vested share-based compensation arrangements existed as of December 31, 2017 and 2016.

A summary of option activity follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number	Price Per	Term
	Outstanding	Option	(Years)
Balance at December 31, 2015	185,000	0.36	1.2
Granted	150,000	0.40	3.9
Expired	(115,000)	0.33
Balance at December 31, 2016	220,000	0.40	2.8
Granted	-0-	-0-
Expired	(70,000)	0.38
Balance at December 31, 2017	150,000	0.40	2.6
Outstanding and Exercisable at December 31, 2017	150,000	$ 0.40	2.6

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2017, was $18,000.

8.

Leases

The Company leases its facilities from a port authority for three years, expiring in September 2020, with annual increases based upon the Consumer Price Index.  The lease expense for the years ended December 31, 2017 and 2016 was $63,299 and $63,299 respectively.  The lease expense commitment through the year ended December 31, 2020 is expected to be approximately $65,856 per year.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Advertising	$ 9,832	$ 9,552
Dues and subscriptions	3,850	1,885
Depreciation	19,939	26,290
Insurance	12,526	11,566
Materials and supplies	9,583	23,965
Office and administration	8,623	19,547
Printing	1,194	1,302
Professional services	146,051	171,353
Rent and utilities	73,805	72,854
Repair and maintenance	1,676	1,614
Salaries and benefits	694,467	724,479
Taxes, licenses & health insurance	180,473	182,827
Telephone	9,158	9,219
Trade shows	29,306	28,522
Travel expenses	37,720	46,483

	1,238,203	1,331,458

Expenses allocated to cost of sales	(241,315)	(290,417)

Total Operating Expenses	$ 996,888	$ 1,041,041

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

As of December 31, 2017 Management conducted an assessment of the effectiveness of EST’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements. The material weakness is as follows:

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

During the quarter ended December 31, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2017 as well as the term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
Theodore Deinard	06/05/15-06/01/18	45	President of QFMI Management, Inc.
T.L. Kirchner	06/02/17 – 06/05/20	69	Former President of the Company
Barry Knott	06/05/15-06/01/18	62	CEO of Lifeloc Technologies, Inc.
Vern Kornelsen	06/02/17 – 06/05/20	85	General Partner of EDCO
Michael W. Eller	06/04/16-06/06/19	57	President of Electronic Systems Technology, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2017 is comprised of Barry Knott (Chairman) and Theodore Deinard. The Audit Committee met on one occasion in 2017.  The Board of Directors has determined that none of the audit committee members can be classified as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.  The Board of Directors does not contain a member that can be classified as an “audit committee financial expert” under the referenced definition. The Board of Directors believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely due to the high cost of such Director candidates.

The Board has also adopted a charter for the Audit Committee. The charter for the audit committee is available on our website at www.esteem..com . The audit committee charter is also available in print to any shareholder who requests it.

Compensation Committee

There is no Compensation Committee of the Board of Directors. The Board of Directors did establish an Employee/Director Stock Option Committee consisting of all Directors.  The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2017. There is no charter for the Employee/Director Stock Option Committee.

Code of Ethics

On June 2, 2005, the Company's Board of Directors adopted a Code of Ethics for the Company.  The Codes of Ethics, and any subsequent amendments thereto, (other than technical, administrative or non-substantive amendments), and any waivers of a provision of the Code of Ethics for directors or executive officers, are available on our website at www.esteem.com.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2017; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
Michael Eller	57	President/CEO/Principal Accounting Officer	Employed at will	9/7/12- Present

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

MICHAEL W. ELLER.  Mr. Eller is the President and Principal Accounting Officer.  During the last five years Mr. Eller has been a full time employee of the Company. Previous experience, Macys Logistics and Operations where he was employed as the Vice President of Operations and Director of Finances.  Mr. Eller does not serve as a director for any other company registered under the Securities Exchange Act.

Family Relationships

None.

Section 16(A) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2017 to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

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

Information concerning the compensation of the Company’s principal executive officer and principal accounting officer, as well as any other compensated employees of the Registrant's whose total compensation exceeded $100,000 during 2017 and 2016 is provided in the following Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”):

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)
Michael W. Eller President CEO/Principal Accounting Officer	2017	$111,900	-	-	-	-	-	$20,833	$132,733
	2016	$108,334	-	-	$430	-	-	$19,033	$127,797
Todd Elliott	2017	$101,800	-	-	-	-	-	$5,145	$106,945
	2016	$100,005	-	-	$368	-	-	$4,723	$105,095

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

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2017 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
Michael W. Eller	-0-	0%	$0.00	n/a

(5)

This table does not include Stock Options granted previously.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2017 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

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

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Theodore Deinard	$1,200	$0	$0	$0	$0	$0	$1,200
T.L. Kirchner	$1,200	$0	$0	$0	$0	$0	$1,200
Barry Knott	$1,200	$0	$0	$0	$0	$0	$1,200
Vern Kornelsen	$1,200	$0	$0	$0	$0	$0	$1,200
Michael W. Eller	$0	$0	$0	$0	$0	$0	$0

(1) Compensation information for Michael Eller, President and Principal Accounting Officer is contained in the Executive Compensation Summary Compensation Table.

(2) Amount represents the Director Stipend paid in 2017.

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

Option Exercises

 During our fiscal year ended December 31, 2017, there were no options exercised by our NEO’s or Directors.

We do not currently have a Long-Term Incentive Plan (“LTIP”).

Summary of Executive Employment Agreements

There are no executive employment agreements with any officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2017, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	EDCO Partners LLLP 4605 Denice Drive Englewood CO 80111	1,553,500	31.2%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488	8.1%
Common	Zeff Capital, LP 1601 Broadway, 12th Floor New York NY 10019	369,849	7.4%
Common	Theodore Deinard & Jennifer Quasha-Deinard 1345 Avenue of the Americas New York NY 10105	288,384	5.8%

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

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 5, 2017, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Name/Address of Beneficial Owner (1)	Title of Class	Amount & Nature of Beneficial Ownership	Percent of Class
Theodore Deinard (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	288,384	5.8%
T.L. Kirchner (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	403,488	8.1%
Barry Knott (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	-	-
Vern Kornelsen (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	1,553,500	31.2%
Michael W. Eller (Officer)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	35,000 (1)	0.7%
All Officers and Directors as a group	Common	2,280,372	45.7%

 (1)

Includes 35,000 stock options issued 8/7/2015

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

Recipients of Stock Options currently unexpired as of December 31, 2017 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 8-7-2015
Todd Elliott	30,000	0.40
Alan B. Cook	25,000	0.40
Eric P. Marske	30,000	0.40
Michael Eller	35,000	0.40
Dan Tolley	30,000	0.40
Total	150,000	0.40

Stock options must be exercised within 90 days after termination of employment/board membership.  During 2017, 70,000 options expired, no options were granted and no shares under option were exercised.  At December 31, 2017 there were 150,000 options outstanding and exercisable.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

None.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

The following table presents fees billed to us during December 31, 2017 and 2016, for professional services provided by DeCcoria Maichel & Teague.

Year Ended	December 31, 2017	December 31, 2016
Audit fees (1)	$35,000	$40,769
Audit-related fees (2)	-	-
Tax fees (3)	2,700	3,534
All other fees (4)	-	-
Total Fees	$37,700	$44,303

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
4

Instrument defining the rights of security holders including indentures.

Exhibit II Form S-18 Registration Statement No. 2-92949-S is incorporated herein by reference.

Form 8A Registration Statement, 000-27793, dated October 25, 1999 **

14	Code of Ethics, as Exhibit 14.3 to Form 10-KSB, filed March 26, 2008 **
31.1	Section 302 Certification, CEO
31.2	Section 302 Certification, CFO
32.1	Section 906 Certification, CEO
32.2	Section 906 Certification, CFO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**

Incorporated by reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:   /s/ Michael W. Eller

         Michael W. Eller, President

        (Principal Executive Officer, Director)

Date:  February 23, 2018

By:  /s/ Michael W. Eller

        Michael W. Eller, President

        (Principal Accounting Officer)

Date:  February 23, 2018

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THEODORE DEINARD	Director	February 23, 2018
Theodore Deinard

/s/ T.L. KIRCHNER	Director	February 23, 2018
T.L. Kirchner

/s/ BARRY KNOTT	Director	February 23, 2018
Barry Knott

/s/ VERN KORNELSEN	Director	February 23, 2018
Vern D. Kornelsen