Form 10-K/A
period 2016-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2018-04-04
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A-1

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of Electronic Systems Technology, Inc. (the “Company”) for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on February 24, 2017 (the “Original Filing” and the “Original Filing Date”). The only changes made to the Original Filing are the following items: Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and, Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (collectively “Revised Items”). The Revised Items are filed herewith in this Amended Report in entirety.

Except as described above, this Amendment No. 1 does not amend, update, or change any other information contained in the Original Filing. This Amendment No. 1 speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are included as Exhibits to this Amendment No. 1, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ELECTRONIC SYSTEMS TECHNOLOGY INC.

FORM 10-K /A

Table of Contents

PART I

4

Item 1. Business.

4

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

14

Item 8. Financial Statements and Supplementary Data.

15

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

38

Item 13. Certain Relationships and Related Transactions, and Director Independence.

40

Item 14. Principal Accounting Fees and Services.

40

PART IV

41

Item 15. Exhibits and Financial Statement Schedules.

41

SIGNATURES

42

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

Stock Repurchases

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016 the Company’s Board of Director approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s common stock at the price of $0.38 per share. Under the program (the “Stock Repurchase Plan”), shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired. There were no stock repurchases made under the Stock Repurchase Plan during the six  month period between April 1, 2016  ending October 31, 2016, or the 1 month period beginning December 1, 2016 and ending December 31, 2016.

The following table shows the Company’s activity and related information for the year ended December 31, 2016 under the Stock Repurchase Plan:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2016- January 31, 2016	9,618	$0.38	9,618	648,276
February 1, 2016-February 29, 2016	40,382	$0.38	50,000	607,894
March 1, 2016-March 31, 2016	27,559	$0.38	77,559	580,335
April 1, 2016 –October 31, 2016	-0-	-0-	-0-	580,335
November 1, 2016-November 30, 2016	20,205	$0.38	97,764	560,130
December 1, 2016-December 31, 2016	-0-	-0-	-0-	560,130
Total	97,764	$0.38	97,764	560,130

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

The Company does not believe that the Stock Repurchase Plan will have a negative impact on liquidity.

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

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	17

Financial Statements:

Balance Sheets	18

Statements of Operations	19

Statements of Changes in Stockholders’ Equity	20

Statements of Cash Flows	21

Notes to Financial Statements	22-30

Supplemental Schedule	31

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

Date:  April 4, 2018

By:  /s/ Michael W. Eller

        Michael W. Eller, President

        (Principal Accounting Officer)

Date:  April 4, 2018

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THEODORE DEINARD	Director	April 4, 2018
Theodore Deinard

/s/ T.L. KIRCHNER	Director	April 4, 2018
T.L. Kirchner

/s/ BARRY KNOTT	Director	April 4, 2018
Barry Knott

/s/ VERN KORNELSEN	Director	April 4, 2018
Vern D. Kornelsen