Form 10-K/A
period 2017-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2018-04-09
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A-1

Amendment No.1

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

12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

14

Item 8. Financial Statements and Supplementary Data.

15

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

33

Item 9A. Controls and Procedures.

33

Item 9B. Other Information.

34

PART III

35

Item 10. Directors, Executive Officers and Corporate Governance.

35

Item 11. Executive Compensation.

37

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

The following table shows the Company’s activity and related information for the year ended December 31, 2017 under the Stock Repurchase Plan:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2017-January 31, 2017	1,000	$0.38	98,764	559,130
February 1, 2017-February 28, 2017	-0-	-0-	-0-	559,130
March 1, 2017-March 31,2017	7,725	$0.38	106,489	551,405
April 1, 2017-April 30, 2017	45,601	$0.38	152,090,	505,804
May 1, 2017-June 30, 2017	-0-	-0-	-0-	505,804
July 1, 2017-July 31, 2017	8,642	$0.38	160,732	497,162
August 1, 2017-August 31, 2017	11,887	$0.38	172,619	485,275
September 1, 2017-December 31, 2017	-0-	-0-	-0-	485,275
Total	172,619	$0.38	172,619	485,275

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

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	17-18

Financial Statements:

Balance Sheets	19

Statements of Operations	20

Statements of Changes in Stockholders’ Equity	21

Statements of Cash Flows	22

Notes to Financial Statements	23-30

Supplemental Schedule	31

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

Date:  April 9, 2018

By:  /s/ Michael W. Eller

        Michael W. Eller, President

        (Principal Accounting Officer)

Date:  April 9, 2018

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THEODORE DEINARD	Director	April 9, 2018
Theodore Deinard

/s/ T.L. KIRCHNER	Director	April 9, 2018
T.L. Kirchner

/s/ BARRY KNOTT	Director	April 9, 2018
Barry Knott

/s/ VERN KORNELSEN	Director	April 9, 2018
Vern D. Kornelsen