Form 10-Q
period 2018-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2018-05-03
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 17, 2018, the number of the Company's shares of common stock par value $0.001, outstanding was 4,986,048.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS
	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 391,064	$ 208,101
Certificates of deposit investments	750,000	1,000,000
Accounts receivable, net	117,783	98,941
Inventories	729,371	762,517
Accrued interest receivable	4,771	5,137
Prepaid expenses	5,758	8,039
Total current assets	1,998,747	2,082,735

Property and equipment, net of depreciation	28,675	31,444

Total assets	$ 2,027,422	$ 2,114,179

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 33,424	$ 18,969
Accrued liabilities	24,462	21,882
Refundable deposits	3,937	3,937
Total current liabilities	61,823	44,788
Total liabilities	61,823	44,788

COMMITMENTS (NOTE 6)

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,986,048 and 4,986,048 shares issued and outstanding respectively	4,986	4,986
Additional paid-in capital	944,161	944,161
Retained earnings	1,016,452	1,120,244
Total stockholders' equity	1,965,599	2,069,391
Total liabilities and stockholders' equity	$ 2,027,422	$ 2,114,179

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2018	2017

PRODUCT SALES, net	$ 305,564	$ 361,422
SITE SUPPORT	2,264	17,364
COST OF SALES and SITE SUPPORT	(163,583)	(183,315)
GROSS PROFIT	144,245	195,471

OPERATING EXPENSES
General and administrative	82,811	88,134
Research and development	60,637	80,015
Marketing and sales	108,320	114,499
Total operating expenses	251,768	282,648
OPERATING LOSS	(107,523)	(87,177)

OTHER INCOME
Interest income	3,731	2,690
Total other income	3,731	2,690

NET LOSS BEFORE INCOME TAX	(103,792)	(84,487)
Benefit (provision) for income tax	-	-
NET LOSS	$ (103,792)	$ (84,487)

Basic and diluted loss per share	$ (0.02)	$ (0.02)

Weighted average shares	4,986,048	5,057,667

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (103,792)	$ (84,487)

Noncash items included in net loss:
Depreciation	2,769	4,985

Changes in operating assets and liabilities:
Accounts receivable, net	(18,842)	(75,616)
Inventories	33,147	108,211
Accrued interest receivable	365	3,808
Prepaid expenses	2,281	2,305
Accounts payable	14,455	41,262
Refundable deposits	-	(905)
Accrued liabilities	2,580	7,172
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(67,037)	6,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	250,000	250,000
NET CASH PROVIDED FROM INVESTING ACTIVITIES	250,000	250,000

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares	-	(3,352)
NET CASH USED IN FINANCING ACTIVITIES	-	(3,352)

NET INCREASE IN CASH AND CASH EQUIVALENTS	182,963	253,383
Cash and cash equivalents at beginning of period	208,101	502,971
Cash and cash equivalents at end of period	$ 391,064	$ 756,354

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company") presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three month periods ended March 31, 2018 and March 31, 2017.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports including classification of components of cash and cash equivalents to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2017, as filed with Securities and Exchange Commission.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. The Company has performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it will not change the timing of revenue recognition or amounts of revenue recognized compared to how revenue is recognized under current policies. ASU No. 2014-09 will require additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 5

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of implementing this update on the financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company determined the impact of implementing this update is immaterial.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The adoption of this standard did not have a material impact on the financial statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions occurring after January 1, 2018.

The Company estimates that for 2018 the anticipated effective annual federal income tax rate will be 0%.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	March 31 2018	December 31 2017
Parts	$ 134,551	$ 143,452
Work in progress	221,975	201,526
Finished goods	372,845	417,539
Total inventory	$ 729,371	762,517

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At March 31, 2018 and 2017, the Company had 150,000 outstanding stock options that could have a dilutive effect on future periods’ income.  However, diluted earnings per share are not presented because their effect would be antidilutive due to Company’s losses.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - STOCK OPTIONS

As of March 31, 2018, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors did not issue stock options during the first quarter ended March 31, 2018.

A summary of option activity during the quarter ended March 31, 2018 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2017	150,000	$0.40
Granted	-	-
Expired	-	-
Outstanding and Exercisable at March 31, 2018	150,000	$0.40	2.4	$7,500

NOTE 5 – ASU No. 2014-09 DISCLOSURE

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall.  The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.  In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017.  We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach.  The impact of adoption of the update to our financial statements for the three months ended March 31, 2017 would have not been material.

We performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it does not change the timing of revenue recognition or amounts of revenue recognized compared to how we recognize revenue under our current policies.  Our revenues involve a relatively limited number of types of contracts and customers.  In addition, our revenue contracts do not involve multiple types of performance obligations.  Revenues from product sales are recognized, and the transaction price is known, when the goods are shipped or delivered and title and risk of loss passes to the customer.

Adoption of ASU No. 2014-09 involves additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

For product sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment.  We have determined the performance obligation is met and title is transferred to the customer upon shipment of products because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the product and obtained the ability to realize all of the benefits from the product, 3) the product specifications are known, have been communicated to the customer, and the customer has the significant risks and rewords of ownership to it, 4) it is very unlikely the product will be rejected by a customer upon physical receipt, and 5) we have the right to payment for the product. Revenues from site support and engineering services are recognized as the Company performs the services, which is when the performance obligation is determined to be met.

Sales and accounts receivable for product sales are recorded net of charges for certain sales incentives and discounts, and applicable state and local sales taxes, which represent components of the transaction price. Charges are estimated by us upon shipment of the product based on contractual terms, and actual charges typically do not vary materially from our estimates.

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

Our trade accounts receivable balance related to sales to customers was $117,783 at March 31, 2018 and $98,941 at December 31, 2017 and included no allowance for doubtful accounts.

We have determined our sales do not include a significant financing component, as payment is received at the time the performance obligation is satisfied.

We do not incur significant costs to obtain sales, nor costs to fulfill sales orders which are not addressed by other standards.  Therefore, we have not recognized an asset for such costs as of March 31, 2018 or December 31, 2017.

NOTE 6 - COMMITMENTS

The Company leases its facilities from a port authority for $5,445 per month for three years, expiring in September 2020, with annual increases based upon the Consumer Price Index

NOTE 7 - SEGMENT REPORTING

Domestic Sales for the three-month period ending March 31, 2018, were $302,588 which was an increase of $2,106 compared to the same period in 2017. For the three month period ending March 31, 2018 and 2017, Site Support revenue of $0 and $17,364 compared to the same period in 2017. Foreign Sales for the three-month period ending March 31, 2018 were $5,240 which was a decrease of $73,064 compared to the same period in 2017. For the three month period ending March 31, 2018 and 2017, Site Support revenue of $2,264 and $0, respectively was recognized. Sales to one Domestic customer was greater than 10% of the total sales for the quarter.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – STOCK REPURCHASE

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016, the Company’s Board of Director approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s common stock at the price of $0.38 per share. Under the program (the “Stock Repurchase Plan”), shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired. As of March 31, 2018, $184,405 remains of $250,000 approved by the board. 97,764 and 74,885 shares were repurchased in 2016 and 2017 respectively, bringing the total number of shares repurchased to 172,619. During the three-month period ending March 31, 2018, there were no shares repurchased.

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

A.

RESULTS OF OPERATIONS

REVENUES: Total revenues from sales decreased to $307,828 for the first quarter of 2018 as compared to $378,786 in the first quarter of 2017, reflecting a decrease of 18.7%.  Gross revenues, including interest income, decreased to $311,559 for the quarter ended March 31, 2018, from $381,476 for the same quarter of 2017.  Management believes the decrease in sales revenues is due to decreased Foreign sales during first quarter of 2018 when compared with the same quarter of 2017.

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

A percentage breakdown of EST's market segments of Domestic and Foreign Export sales, for the first quarter of 2018 and 2017 are as follows:

For the first quarter	2018	2017
Domestic Sales	98%	79%
Export Sales	2%	21%

BACKLOG:

As of March 31, 2018, the Company had a sales order backlog of $0.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2018 and 2017 were 53% and 46% of respective net sales and are calculated excluding site support expenses of $1,252 and $15,476 respectively. The cost of sales percentage increase in the first quarter of 2018 is the result of the volume discounts for products sold during the quarter and the product mix sold during the same quarter of 2017.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2018 decreased $30,880 from first quarter of 2017 levels.  The following is a delineation of operating expenses:

	March 31, 2018	March 31, 2017	Increase (Decrease)
General and administrative	$ 82,811	$ 88,134	$ (5,323)
Research and development	60,637	80,015	(19,378)
Marketing & Sales	108,320	114,499	(6,179)
Total operating expenses	$ 251,768	$ 282,648	$ (30,880)

General and administrative:  For the first quarter of 2018 General and administrative expenses decreased $5,323 to $82,811, due to decreased professional services when compared with the same quarter of 2017.

Research and development:  Research and development expenses decreased $19,378 to $60,637 during the first quarter of 2018 due to reduced fees paid for FCC type acceptance testing when compared with the same quarter of 2017.

Marketing and sales: During the first quarter of 2018, marketing and sales expenses decreased $6,179 to $108,320 when compared with the same period of 2017, due to decreased trade show and travel expenses during the first quarter of 2017.

INTEREST INCOME:

The Corporation earned $3,731 in interest income during the quarter ended March 31, 2018.  Sources of this income were money market accounts and certificates of deposit.

NET LOSS:

The Company had a net loss of $103,792 for the first quarter of 2018 compared to a net loss of $84,487 for the same quarter of 2017.  The increase in net loss during 2018 is the result of decreased sales revenues and decreased gross margins.

The Company has $65,964 of research and development tax credits available to reduce any Federal Income taxes that may be incurred in future periods as if March 31, 2018.

B.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2018 was 32:3 compared to 46.5 at December 31, 2017.  The decrease in current ratio is due to increased accounts payable and accrued vacation expenses at March 31, 2018 when compared with December 31, 2017.

For the quarter ended March 31, 2018, the Company had cash and cash equivalents of $391,064 as compared to cash and cash equivalent holdings of $208,101 at December 31, 2017, primarily reflecting changes in the value of certificates of deposits that were redeemed when compared with year-end 2017.

Accounts receivable increased to $117,783 as of March 31, 2018, from December 31, 2017 levels of $98,941 due to sales and collection timing differences when compared with year-end 2017.  Inventory decreased to $729,371 at March 31, 2018 from December 31, 2017 levels of $762,517.  The Company's fixed assets, net of depreciation, decreased to $28,675 as of March 31, 2018 from December 31, 2017 levels of $31,444, due to depreciation. Prepaid expenses decreased to $5,758 as of March 31, 2018 as compared with $8,039 for December 31, 2017 due to decreased vendor deposit when compared with year-end 2017.

As of March 31, 2018, the trade accounts payable balance was $33,424 compared with $18,969 at December 31, 2017, and reflect amounts owed for purchases of inventory items and contracted services.  Accrued liabilities as of March 31, 2018 were $24,462, compared with $21,882 at December 31, 2017, and reflect items such as payroll and state tax liabilities and accrued vacation benefits.  At March 31, 2018 and December 31, 2017, the Company had refundable customer deposit liabilities of $3,937 and $3,937 respectively.

In Management's opinion, the Company's cash and cash equivalents, and other working capital at March 31, 2018 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2018.

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

Item 4.  Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our Management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Michael W. Eller
Date: May 3, 2018	Name: Michael W. Eller
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: May 3, 2018	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)