Form 10-Q
period 2018-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2018-07-13
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2018, the number of the Company's shares of common stock par value $0.001, outstanding was 4,986,048.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

FORM 10-Q

June 30, 2018

Index

PART I - FINANCIAL INFORMATION

3

Item 1.  Financial Statements.

3

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

13

Item 4.  Evaluation of Disclosure Controls and Procedures.

13

PART II - OTHER INFORMATION

14

Item 1 Legal Proceedings

14

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3 Defaults Upon Senior Securities

14

Item 4 Mine Safety Disclosure

14

Item 5 Other Information

14

Item 6.  Exhibits

14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS
	June 30, 2018 (Unaudited)	December, 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$ 386,764	$ 208,101
Certificates of deposit investments	850,000	1,000,000
Accounts receivable	171,406	98,941
Inventories	637,262	762,517
Accrued interest receivable	5,375	5,137
Prepaid expenses	10,050	8,039
Total current assets	2,060,857	2,082,735

Property and equipment, net	25,906	31,444

Total assets	$ 2,086,763	$ 2,114,179

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 29,689	$ 18,969
Accrued liabilities	22,598	21,882
Refundable deposits	-	3,937
Total current liabilities	52,287	44,788
Total liabilities	52,287	44,788

COMMITMENTS and CONTINGENCIES (NOTE 6)

Stockholders’ equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,986,048 and 4,986,048 shares issued and outstanding, respectively	4,986	4,986
Additional paid-in capital	944,161	944,161
Retained earnings	1,085,329	1,120,244
Total stockholders’ equity	2,034,476	2,069,391
Total liabilities and stockholders’ equity	$ 2,086,763	$ 2,114,179

See notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
PRODUCT SALES, NET	$ 463,629	$ 365,468	$ 769,193	$ 726,890
SITE SUPPORT	8,285	15,145	10,548	32,509
COST OF SALES	(214,615)	(164,895)	(378,197)	(348,210)
GROSS PROFIT	257,299	215,718	401,544	411,189

Operating Expenses
General and administrative	65,347	65,302	148,160	153,436
Research and development	30,791	56,310	91,427	136,325
Marketing and sales	96,684	108,678	205,004	223,177
TOTAL OPERATING EXPENSE	192,822	230,290	444,591	512,938

OPERATING INCOME (LOSS)	64,477	(14,572)	(43,047)	(101,749)

OTHER INCOME
Interest income	4,401	2,848	8,132	5,538
TOTAL OTHER INCOME	4,401	2,848	8,132	5,538

NET INCOME (LOSS) BEFORE INCOME TAX	68,878	(11,724)	(34,915)	(96,211)
Benefit (provision) for income tax	-	-	-	-
NET INCOME (LOSS)	$ 68,878	$ (11,724)	$ (34,915)	$ (96,211)

Basic and diluted earnings per share	$.01	Nil	($0.01)	($0.02)

Weighted average shares used in computing income (loss) per share:
Basic average shares	4,986,048	5,040,803	4,986,048	5,038,043
Diluted average shares	4,994,212	5,040,803	4,986,048	5,038,043

See notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net loss	$ (34,915)	$ (96,211)
Noncash items included in net loss:
Depreciation	5,538	9,969
Changes in operating assets and liabilities:
Accounts receivable	(72,465)	(62,509)
Inventories	125,255	(653)
Accrued interest receivable	(238)	3,356
Prepaid expenses	(2,011)	(6,126)
Accounts payable	10,720	57,012
Accrued liabilities	716	906
Refundable deposits	(3,937)	(905)
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	28,663	(95,161)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES:
Certificates of deposit redeemed	250,000
Certificates of deposit purchased	(100,000)	-
NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	150,000	-

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of Shares	-	(20,695)
NET CASH USED IN FINANCING ACTIVITIES	-	(20,695)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	178,663	(115,856)
Cash and cash equivalents at beginning of period	208,101	502,971
Cash and cash equivalents at end of period	$ 386,764	$ 387,115

See notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company") presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and six-month periods ended June 30, 2018 and June 30, 2017.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports including classification of components of cash and cash equivalents to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2017, as filed with Securities and Exchange Commission.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. The Company has performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it will not change the timing of revenue recognition or amounts of revenue recognized compared to how revenue is recognized under current policies. ASU No. 2014-09 will require additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 5.

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

The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	June 30, 2018	December 31, 2017
Parts	$ 122,420	$ 143,452
Work in progress	200,696	201,526
Finished goods	314,146	417,539
	$ 637,262	$ 762,517

NOTE 3 - INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The diluted weighted average number of common shares outstanding for the three-month period ended June 30, 2018 and 2017 was 4,994,212 and 5,040 803, respectively.  The primary weighted average number of common shares outstanding for the six months ended June 30, 2018 and 2017 was 4,986,048 and 5,038,043 respectively.

NOTE 4 - STOCK OPTIONS

As of June 30, 2018, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors did not issue stock options during the first six-months ended June 30, 2018.

A summary of option activity during the six months ended June 30, 2018 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2017	150,000	$0.40
Expired	(30,000)	0.40
Outstanding and Exercisable at June 30, 2018	120,000	$0.40	2.1	$2,400

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - ASU No. 2014-09 DISCLOSURE

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall.  The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.  In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017.  We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach.  The impact of adoption of the update to our financial statements for the six months ended June 30, 2018 would have not been material.

We performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it does not change the timing of revenue recognition or amounts of revenue recognized compared to how we recognize revenue under our current policies.  Our revenues involve a relatively limited number of types of contracts and customers.  In addition, our revenue contracts do not involve multiple types of performance obligations.  Revenues from product sales are recognized, and the transaction price is known, when the goods are shipped or delivered, and title and risk of loss passes to the customer.

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

Our trade accounts receivable balance related to sales to customers was $171,406 at June 30, 2018 and $98,941 at December 31, 2017 and included no allowance for doubtful accounts.

We have determined our sales do not include a significant financing component, as payment is received at the time the performance obligation is satisfied.

We do not incur significant costs to obtain sales, nor costs to fulfill sales orders which are not addressed by other standards.  Therefore, we have not recognized an asset for such costs as of June 30, 2018 or December 31, 2017.

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

During the quarter ended June 30, 2018, Domestic customers represented approximately 95% of total net revenues. Domestic product and Site Support sales revenues increased to $446,589 for the quarter ended June 30, 2018 compared to $309,556 for the quarter ended June 30, 2017. Year to date domestic sales revenues increased to $749,176 as of June 30, 2018 compared to $610,038 for the same period of 2017.  Foreign customers represented approximately 5% of total net revenues.  Foreign sales revenues decreased to $25,325 for the quarter ended June 30, 2018 compared to $71,057 for the quarter ended June 30, 2017. Year to date foreign sales revenues decreased to $30,565 as of June 30, 2018 compared to $149,361 for the same period of 2017.  During the three and six-months ended June 30, 2018, sales to three customers comprised more than 10% of the Company’s sales revenues and one customer respectively.

	For the three month period ended June 30, 2018	For the six month period ended June 30, 2018
Customer A:	27%	25%
Customer B:	15%	-
Customer C:	12%	-

Revenues from foreign countries during the second quarter and six-months of 2018 consist primarily of revenues from product sales to Columbia, Bolivia and Ireland.

NOTE 8 – STOCK REPURCHASE

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016, the Company’s Board of Director approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s common stock at the price of $0.38 per share. Under the program (the “Stock Repurchase Plan”), shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired. As of June 30, 2018, $184,405 remains of $250,000 approved by the board. 97,764 and 74,885 shares were repurchased in 2016 and 2017 respectively, bringing the total number of shares repurchased to 172,619. During the six-month period ended June 30, 2018, there were no shares repurchased.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s discussion and analysis is intended to be read in conjunction with the Company’s unaudited financial statements and the integral notes thereto for the year ended December 31, 2017.  The following statements may be forward looking in nature and actual results may differ materially.

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services increased to $471,914 for the second quarter of 2018, compared to $380,613 for the second quarter of 2017.  Gross revenues, including interest income, increased to $476,314 for the quarter ended June 30, 2018, from $383,461 for the same quarter of 2017.  Year to date sales increased to $779,741 as of June 30, 2018, as compared to $759,399 as of June 30, 2017. Year to date gross revenues, including interest income, increased to $787,873 as of June 30, 2018, compared to $764,936 as of June 30, 2017.  Management believes the increase in quarterly and year to date sales revenues is due to increased marketing efforts in the United States.

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

A percentage breakdown of EST's Domestic and Export Sales, for the second quarter of 2018 and 2017 are as follows:

	For the second quarter of
	2018	2017
Domestic Sales	95%	81%
Export Sales	5%	19%

Domestic Revenues

During the quarter ended June 30, 2018, the Company’s domestic operations represented 95% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues increased to $446,589 for the quarter ended June 30, 2018 compared to $309,556 for the quarter ended June 30, 2017.  Management believes the increase in sales revenues is due to increased domestic sales for water/waste water and mining industrial automation projects during the first six months of 2018.  During the quarter ended June 30, 2018, three customers, comprised more than 10% of the Company’s sales revenues.

Customer A: 27%

Customer B: 15%

Customer C: 12%

For the six-month period ended June 30, 2018, the Company’s domestic operations represented 96% of the Company’s total sales revenues.  Year to date domestic sales revenues increased to $749,176 as of June 30, 2018 compared to $610,038 for the same period of 2017. Management believes the increase in year to date sales revenues is due to increased marketing efforts in the United States during the first half of 2018.

Foreign Revenues

The Company’s foreign operating segment represented 5% of the Company’s total net revenues for the quarter ended June 30, 2018.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended June 30, 2018, the Company had $25,325 in foreign export sales, amounting to 5% of total net revenues of the Company for the quarter, compared with foreign export sales of $71,057 for the same quarter of 2017.  Management believes the decrease in foreign sales revenues was due to decreased automation needs to lower operating expenses in Oil & Gas and Mining industries.  Revenues from foreign countries during the second quarter of 2018 consist primarily of revenues from product sales to Columbia, Bolivia and Ireland.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended June 30, 2018.  Products purchased by foreign customers were used primarily in industrial automation applications.  We believe the majority of foreign export sales are the results EST foreign reseller activity, and the Company’s internet website presence.

For the six-month period ended June 30, 2018, the Company had $30,565 in foreign export sales, amounting to 4% of total sales revenues of the Company for the period, compared with foreign export sales of $149,361 for the same period of 2017. Management believes the decrease was due to the lack of Sales staff in the countries that the Company’s products are exported to.

BACKLOG:

The Corporation had a sales order backlog of approximately $425 as of June 30, 2018.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the second quarter of 2018 and 2017 was 45% and 41%, respectively. The cost of sales increase for the second quarter of 2018 is the result of the product mix for items sold during the period.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2018 decreased $37,468 from the second quarter of 2017.  The following is an outline of operating expenses:

For the quarter ended:	June 30, 2018	June 30, 2017	Increase (Decrease)
General and Administrative	$ 65,347	$ 65,302	$ 45
Research/Development	30,791	56,310	(25,519)
Marketing and Sales	96,684	108,678	(11,994)
Total Operating Expenses	$ 192,882	$ 230,290	$ (37,468)

GENERAL AND ADMINISTRATIVE:

During the second quarter of 2018, general and administrative expenses increased $45 to $65,347 from the same quarter of 2017.

RESEARCH AND DEVELOPMENT:

Research and development expenses decreased $25,519 to $30,791 during the second quarter of 2018 when compared with the same period in 2017 due to reduced payroll, services purchased and supplies.

MARKETING AND SALES:

During the second quarter of 2018, marketing and sales expenses decreased $11,994 to $96,684 from the same period in 2017, due to decreased payroll.

INTEREST INCOME:

The Corporation earned $4,401 in interest income during the quarter ended June 30, 2018.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net income of $68,878 for the second quarter of 2018, compared to a net loss of $11,724 for the same quarter of 2017.  For the six-month period ended June 30, 2018, the Company recorded a net loss of $34,915, compared with a net loss of $96,211 for the same period of 2017.  The increase in the Company’s net income is the result of increased sales revenues, decreased gross margins and reduced operating expenses during the second quarter of 2018.

TAXES:

The Company had a net income of $68,878 for the second quarter of 2018 compared to a net loss of $11,724 for the same quarter of 2017.  The increase in net income during 2018 is the result of increased sales revenues and decreased gross margins.

The Company has $65,964 of research and development tax credits available to reduce any Federal Income taxes that may be incurred in future periods as if June 30, 2018.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at June 30, 2018 was 39.4:1 compared to 46.5:1 at December 31, 2017.  At June 30, 2018, the Company had cash and cash equivalents of $386,764; compared to cash and cash equivalent holdings of $208,101 at December 31, 2017.  The Company had certificates of deposit investments in the amount of $850,000 at June 30, 2018 compared to $1,000,000 at December 31, 2017.

Accounts receivable increased to $171,406 as of June 30, 2018, from December 31, 2017 levels of $98,941, due to sales revenue timing differences between the second quarter of 2018 and year-end 2017.  Inventories decreased to $637,262 as of June 30, 2018, from December 31, 2017 levels of $762,517, due primarily to a decrease of finished goods.  The Company's fixed assets, net of depreciation, decreased to $25,906 as of June 30, 2018, from December 31, 2017 levels of $31,444.

As of June 30, 2018, the Company’s accounts payable balance was $29,689 as compared with $18,969 at December 31, 2017, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities and refundable deposits as of June 30, 2018 were $22,598 compared with $21,882 at December 31, 2017, and reflect items such as accrued vacation benefits and payroll tax liabilities

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at June 30, 2018 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the remainder of 2018.

The Company did not declare or issue any cash dividends during 2017 or through 2018.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: July 13, 2018	/s/ Michael W. Eller
Name: Michael Eller
Title: Director/President (Chief Executive Officer)

Date: July 13, 2018	/s/ Michael W. Eller
Name: Michael Eller
Title: Director/President (Principal Accounting Officer)

15