Form 10-K/A
period 2017-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2018-08-27
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A-2

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) amends the Annual Report on Form 10-K of Electronic Systems Technology, Inc. (the “Company”) for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 23, 2017, as amended August 27, 2018 (the “Original Filing” and the “Original Filing Date”). ”). Subsequent to the filing of the Original Filing, the Company identified an inaccurate statement as to Section 16(A) Beneficial Ownership Reporting Compliance .. The sole purpose of this Amendment is to amend and restate Item 10 of Part III. For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Item 10 of the Original Filing has been amended and restated in its entirety. The only changes made to the Original Filing are the following item: Part III, Item 10, e.g.   Directors, Executive Officers and Corporate Governance (“Revised Item”).

This Amendment No. 2 consists of a cover page, this Explanatory Note, a revised Part III, Item 10, an updated Exhibit Index and new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 2 does not amend, modify, update, or change any other information contained in the Original Filing. This Amendment No. 2 speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are included as Exhibits to this Amendment No. 2, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Family Relationships

None.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and certain other persons to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Based solely on the Company’s review of the copies of such forms received, the Company believes that during the year ended December 31, 2017 all such filing requirements applicable to the Company were complied with on a timely basis, except for the following filings were delinquent for the years ending December 31, 2015, December 31, 2016, and December 31, 2017:

Name and Relation to the Company	Known Failures to File a Required Form (Type of Form indicated herein)
Theodore Deinard ( Director)	Form 3,Form 4, Form 5

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

EXHIBIT NUMBER	DESCRIPTION
3.1**	Articles of Incorporation filed as Exhibit 2.1 to Form S-18, Registration Statement No. 2-92949-S, filed November 5, 1984 **
3.2**	Amended Articles of Incorporation of the Registrant, filed as Exhibit (c) to Form 8-K, filed March 15, 1985 **
3.3**	By-Laws filed as Exhibit 2.1 to Form S-18, Registration Statement No. 2-92949-S, filed November 5, 1984 **
3.4**	Amendments to By-Laws filed as Exhibit (c) to Form 8-K, filed March 15, 1985 **
4**

Instrument defining the rights of security holders including indentures.

Exhibit II Form S-18 Registration Statement No. 2-92949-S is incorporated herein by reference.

Form 8A Registration Statement, 000-27793, dated October 25, 1999 **

14**	Code of Ethics, as Exhibit 14.3 to Form 10-KSB, filed March 26, 2008 **
31.1**	Section 302 Certification, CEO
31.2**	Section 302 Certification, CFO
32.1	Section 906 Certification, CEO
32.2	Section 906 Certification, CFO
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

**

Incorporated by reference

* Previously filed in Original Filing

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:   /s/ Michael W. Eller

         Michael W. Eller, President

        (Principal Executive Officer, Director)

Date:   August 27, 2018

By:  /s/ Michael W. Eller

        Michael W. Eller, President

        (Principal Accounting Officer)

Date:   August 27, 2018

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ T.L. KIRCHNER	Director	August 27, 2018
T.L. Kirchner

/s/ VERN KORNELSEN	Director	August 27, 2018
Vern D. Kornelsen

/s/ THOMAS J. SCHAEFER	Director	August 27, 2018
Thomas J. Schaefer

/s/ DONALD E. SIECKE	Director	August 27, 2018
Donald E. Siecke