Form 10-Q
period 2018-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2018-11-05
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

From ________________ to ________________

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Washington	000-27793	91-1238077
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

415 N. Quay St. Bldg. B1 Kennewick WA	99336
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2018, the number of the Company's shares of common stock par value $0.001, outstanding was 4,986,048.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

FORM 10-Q

September 30, 2018

Index

PART I - FINANCIAL INFORMATION3

Item 1.  Financial Statements.3

Balance Sheets3

Statements of Operations 4

Statements of Cash Flows5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.13

Item 4.  Evaluation of Disclosure Controls and Procedures.13

PART II - OTHER INFORMATION14

Item 1 Legal Proceedings14

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds14

Item 3 Defaults Upon Senior Securities14

Item 4 Mine Safety Disclosure14

Item 5 Other Information14

Item 6.  Exhibits14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
BALANCE SHEETS (Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$ 356,406	$ 208,101
Certificates of deposit investments	900,000	1,000,000
Accounts receivable	116,273	98,941
Inventories	650,726	762,517
Accrued interest receivable	9,579	5,137
Prepaid expenses	24,607	8,039
Total current assets	2,057,591	2,082,735

Property and equipment, net	23,137	31,444

Total assets	$ 2,080,728	$ 2,114,179

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 59,983	$ 18,969
Accrued liabilities	19,804	21,882
Refundable deposits	-	3,937
Total current liabilities	79,787	44,788
Total liabilities	79,787	44,788

COMMITMENTS (NOTE 6)

Stockholders’ equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,986,048 and 4,986,048 shares issued and outstanding, respectively	4,986	4,986
Additional paid-in capital	944,161	944,161
Retained earnings	1,051,794	1,120,244
Total stockholders’ equity	2,000,941	2,069,391
Total liabilities and stockholders’ equity	$ 2,080,728	$ 2,114,179

See notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
SALES, NET	$ 293,154	$ 312,042	$ 1,062,346	$ 1,038,932
SITE SUPPORT	5,849	10,720	16,398	43,229
COST OF SALES	(142,138)	(133,721)	(520,335)	(481,931)
GROSS PROFIT	156,865	189,041	558,409	600,230

Operating Expenses
General and administrative	67,171	59,367	215,330	212,802
Research and development	42,965	55,511	134,392	191,836
Marketing and sales	85,121	114,902	290,125	338,080
TOTAL OPERATING EXPENSE	195,257	229,780	639,847	742,718

OPERATING INCOME (LOSS)	(38,392)	(40,739)	(81,438)	(142,488)

OTHER INCOME
Interest income	4,857	2,958	12,988	8,496
TOTAL OTHER INCOME	4,857	2,958	12,988	8,496

NET INCOME (LOSS) BEFORE INCOME TAX	(33,535)	(37,781)	(68,450)	(133,992)
Benefit (provision) for income tax	-	-	-	-
NET INCOME (LOSS)	$ (33,535)	$ (37,781)	$ (68,450)	$ (133,992)

Basic and diluted earnings per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.03)

Weighted average shares used in computing income (loss) per share:
Basic and Diluted average shares	4,986,048	5,019,376	4,986,048	5,032,788

See notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net loss	$ (68,450)	$ (133,992)
Non-cash items included in net loss:
Depreciation	8,307	14,954
Changes in operating assets and liabilities:
Accounts receivable	(17,332)	(23,304)
Inventories	111,791	(110,823)
Accrued interest receivable	(4,442)	1,119
Prepaid expenses	(16,567)	(11,916)
Accounts payable	41,014	39,595
Accrued liabilities	(2,079)	4,313
Refundable deposits	(3,937)	2,719
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	48,305	(217,335)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Certificates of deposit redeemed	100,000	-
NET CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES	100,000	-

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares of common stock	-	(28,524)
NET CASH USED IN FINANCING ACTIVITIES	-	(28,524)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	148,305	(245,859)
Cash and cash equivalents at beginning of period	208,101	502,971
Cash and cash equivalents at end of period	$ 356,406	$ 257,112

See notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Electronic Systems Technology, Inc. (the "Company") presented in this Form 10Q are unaudited and reflect, in the opinion of Management, a fair presentation of operations for the three and nine-month periods ended September 30, 2018 and September 30, 2017.  All adjustments of a normal recurring nature and necessary for a fair presentation of the results for the periods covered have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In preparation of the financial statements, certain amounts and balances have been reformatted from previously filed reports including classification of components of cash and cash equivalents to conform to the format of this quarterly presentation.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10K for the year ended December 31, 2017, as amended and filed with Securities and Exchange Commission.

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

The results of operations for the nine-month period ended September 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES

Inventories are stated at lower of cost or net realizable value with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30, 2018	December 31, 2017
Parts	$ 129,483	$ 143,452
Work in progress	197,383	201,526
Finished goods	323,860	417,539
	$ 650,726	$ 762,517

NOTE 3 - INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At September 30, 2018 and 2017, the Company had 120,000 and 150,000, respectively outstanding stock options that could have a dilutive effect on future periods.  However, at September 30, 2018 and 2017 there was no dilutive effect of stock options on earnings per share or weighted average shares outstanding.

NOTE 4 - STOCK OPTIONS

As of September 30, 2018, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors did not issue stock options during the first nine-months ended September 30, 2018 and 2017.

A summary of option activity during the nine months ended September 30, 2018 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2017	150,000	$0.40
Expired	(30,000)	0.40
Outstanding and Exercisable at September 30, 2018	120,000	$0.40	1.9	$18,000

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - REVENUE

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall.  The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.  We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach.  The impact of adoption of the update to our financial statements for the nine months ended September 30, 2018 was not material.

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

For product sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment.  We have determined the performance obligation is met and title is transferred to the customer upon shipment of products because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the product and obtained the ability to realize all of the benefits from the product, 3) the product specifications are known, have been communicated to the customer, and the customer has the significant risks and rewards of ownership to it, 4) it is very unlikely the product will be rejected by a customer upon physical receipt, and 5) we have the right to payment for the product. Revenues from site support and engineering services are recognized as the Company performs the services, which is when the performance obligation is determined to be met.

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

Our trade accounts receivable balance related to sales to customers was $116,273 at September 30, 2018 and $98,941 at December 31, 2017 and included no allowance for doubtful accounts.

We have determined our sales do not include a significant financing component, as payment is received at the time the performance obligation is satisfied.

We do not incur significant costs to obtain sales, nor costs to fulfill sales orders which are not addressed by other standards.  Therefore, we have not recognized an asset for such costs as of September 30, 2018 or December 31, 2017.

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

During the quarter ended September 30, 2018, Domestic customers represented approximately 91% of total net revenues. Domestic sales revenues decreased to $271,976 for the quarter ended September 30, 2018 compared to $283,239 for the quarter ended September 30, 2017. Year to date domestic sales revenues increased to $1,021,153 as of September 30, 2018 compared to $893,277 for the same period of 2017.  Foreign customers represented approximately 9% of total net revenues.  Foreign sales revenues decreased to $27,027 for the quarter ended September 30, 2018 compared to $39,523 for the quarter ended September 30, 2017. Year to date foreign sales revenues decreased to $57,591 as of September 30, 2018 compared to $188,884 for the same period of 2017.  During the quarter and nine-month period ended September 30, 2018, sales to one customer comprised more than 10% of the Company’s sales revenues.  Revenues from foreign countries during the third quarter of 2018 consist primarily of revenues from product sales to Peru, Bolivia and Ireland.

NOTE 8 – STOCK REPURCHASE

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016, the Company’s Board of Director approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s common stock at the price of $0.38 per share. Under the program (the “Stock Repurchase Plan”), shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired. As of September 30, 2018, $184,405 remains of $250,000 approved by the board. 97,764 and 74,885 shares were repurchased in 2016 and 2017 respectively, bringing the total number of shares repurchased to 172,619. During the nine-month period ended September 30, 2018, there were no shares repurchased.

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

A.  Results of Operations

REVENUES:

Total revenues from the sale of the Company’s ESTeem wireless modem products and services decreased to $299,003 for the third quarter of 2018, compared to $322,763 for the third quarter of 2017.  Gross revenues, including interest income, decreased to $303,859 for the quarter ended September 30, 2018, from $325,721 for the same quarter of 2017.  Year to date sales decreased to $1,078,744 for the nine-month period ending September 30, 2018, as compared to $1,082,161 as of September 30, 2017. Year to date gross revenues, including interest income, increased to $1,091,732 as of September 30, 2018, compared to $1,090,657 as of September 30, 2017.

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

A percentage breakdown of EST's Domestic and Export Sales, for the third quarter of 2018 and 2017 are as follows:

	For the third quarter of
	2018	2017
Domestic Sales	91%	88%
Export Sales	9%	12%

Domestic Revenues

During the quarter ended September 30, 2018, the Company’s domestic operations represented 91% of the Company’s total sales revenues.  Domestic operations sell ESTeem modem products, accessories and service primarily through domestic resellers, as well as directly to end users of the Company’s products.  Domestic sales revenues decreased to $271,976 for the quarter ended September 30, 2018 compared to $283,239 for the quarter ended September 30, 2017.  Management believes the decrease in sales revenues is due to decreased domestic sales for water/waste water and mining industrial automation projects during the three-month period ended September 30, 2018.  During the quarter and nine-month period ended September 30, 2018, one customer, comprised more than 10% of the Company’s sales revenues.

For the nine-month period ended September 30, 2018, the Company’s domestic operations represented 95% of the Company’s total sales revenues.  Year to date domestic sales revenues increased to $1,021,153 as of September 30, 2018 compared to $893,277 for the same period of 2017. Management believes the increase in year to date sales revenues is due to increased marketing efforts during the nine-month period.

Foreign Revenues

The Company’s foreign operating segment represented 9% of the Company’s total net revenues for the quarter ended September 30, 2018.  The foreign operating segment is based wholly in the United States and maintains no assets outside of the United States.  The foreign operating segment sells ESTeem modem products, accessories and service primarily through foreign resellers, as well as directly to end customers of the Company’s products located outside the United States.

During the quarter ended September 30, 2018, the Company had $27,026 in foreign export sales, amounting to 9% of total net revenues of the Company for the quarter, compared with foreign export sales of $39,522 for the same quarter of 2017.  Management believes the decrease in foreign sales revenues was due to decreased automation needs in Oil & Gas and Mining industries.  Revenues from foreign countries during the third quarter of 2018 consist primarily of revenues from product sales to Peru, Bolivia and Ireland.  No foreign sales to a single customer comprised 10% or more of the Company's product sales for the quarter ended September 30, 2018.  Products purchased by foreign customers were used primarily in industrial automation applications.  We believe the majority of foreign export sales are the results of the EST foreign reseller activity, and the Company’s internet website presence.

For the nine-month period ended September 30, 2018, the Company had $57,591 in foreign export sales, amounting to 5% of total sales revenues of the Company for the period, compared with foreign export sales of $188,884 for the same period of 2017. Management believes the decrease was due to the lack of Sales staff in the countries that the Company’s products are exported to.

BACKLOG:

The Corporation had a sales order backlog of approximately $36,295 as of September 30, 2018.  The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentage for the third quarter of 2018 and 2017 was 47% and 40%, respectively. The cost of sales increase for the third quarter of 2018 is the result of the product mix and increased manufacturing costs for items sold during the period. For the nine-month period ended September 30 2018 and 2017 the cost of sales percentage was 48% and 43% respectively.

OPERATING EXPENSES:

Operating expenses for the third quarter of 2018 decreased $34,523 from the third quarter of 2017.  The following is an outline of operating expenses:

For the quarter ended:	September 30, 2018	September 30, 2017	Increase (Decrease)
General and Administrative	$ 67,171	$ 59,367	7,804
Research/Development	42,965	55,511	(12,546)
Marketing and Sales	85,121	114,902	(29,781)
Total Operating Expenses	$ 195,257	$ 229,780	($34,523)

GENERAL AND ADMINISTRATIVE:

During the third quarter of 2018, general and administrative expenses increased $7,804 to $67,171 from the same quarter of 2017, due to increased professional services. General and administrative expenses for the nine-month period ended September 30, 2018 and 2017 increased $2,528 to $215,330, due to increased professional services.

RESEARCH AND DEVELOPMENT:

Research and development expenses decreased $12,546 to $42,965 during the third quarter of 2018 when compared with the same period in 2017 due to reduced payroll expense, which was partially offset by increased services purchased. Research and development expenses for the nine-month period ended September 30, 2018 and 2017 decreased $57,444 to $134,392, due to decreased payroll and services purchased.

MARKETING AND SALES:

During the third quarter of 2018, marketing and sales expenses decreased $29,781 to $85,121 from the same period in 2017, due to decreased payroll and services purchased relating to website improvements in 2017. Marketing and sales expenses for the nine-month period ended September 30, 2018 and 2017 decreased $47,955 to $290,125, due to decreased payroll.

INTEREST AND DIVIDEND INCOME:

The Corporation earned $4,857 in interest and dividend income during the quarter ended September 30, 2018. For the nine-month period ended September 30, 2018 interest and dividend income increased $4,492 to $12,988 compared to $8,496 in 2017.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $33,535 for the third quarter of 2018, compared to a net loss of $37,781 for the same quarter of 2017.  For the nine-month period ended September 30, 2018, the Company recorded a net loss of $68,450, compared with a net loss of $133,992 for the same period of 2017. The decrease in the Company’s net loss is the result of reduced operating expenses during the third quarter of 2018.

TAXES:

The Company has $65,964 of research and development tax credits available to reduce any Federal Income taxes that may be incurred in future periods as if September 30, 2018.

B.  Financial Condition, Liquidity and Capital Resources

The Corporation's current asset to current liabilities ratio at September 30, 2018 was 25.8:1 compared to 46.5:1 at December 31, 2017. At September 30, 2018, the Company had cash and cash equivalents of $356,406; compared to cash and cash equivalent holdings of $208,100 at December 31, 2017.  The Company had certificates of deposit investments in the amount of $900,000 at September 30, 2018 and $1,000,000 at December 31, 2017.

Accounts receivable increased to $116,273 as of September 30, 2018 from December 31, 2017 levels of $98,941, due to sales revenue timing differences between the third quarter of 2018 and year-end 2017.  Inventories decreased to $650,726 as of September 30, 2018, from December 31, 2017 levels of $762,517, due primarily to a decrease of finished goods.  The Company's fixed assets, net of depreciation, decreased to $23,137 as of September 30, 2018, from December 31, 2017 levels of $31,444.

As of September 30, 2018, the Company’s accounts payable balance was $59,983 as compared with $18,969 at December 31, 2017, and reflects amounts owed for inventory items, contracted services, and state tax liabilities.  Accrued liabilities and refundable deposits as of September 30, 2018 were $19,804 compared with $25,819 at December 31, 2017, and reflect items such as accrued vacation benefits and payroll tax liabilities

In Management's opinion, the Company's cash and cash equivalent reserves, and working capital at September 30, 2018 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during the next 12 months.

The Company did not declare or issue any cash dividends during 2017 or through 2018.

Cash from operations for the nine-month period ended September 30, 2018 was $48,306, comparted to ($217,335) for the same period in 2017. Reductions in inventory was the largest contributor to the improvement. The Company converted from a “kit build” to turn-key manufacturing, which enabled a reduction in component inventory, which also reduces the exposure to write-off of obsolete parts.

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

There have been no changes during the quarter ended September 30, 2018 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

Date: November 5, 2018	/s/ Michael W. Eller
Name: Michael Eller
Title: Director/President (Chief Executive Officer)

Date: November 5, 2018	/s/ Michael W. Eller
Name: Michael Eller
Title: Director/President (Principal Accounting Officer)