Form 10-K
period 2018-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2019-03-01
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $1,266,127, based on the reported last sale price of common stock on June 30, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of February 4, 2019:  4,946,502 shares.

ELECTRONIC SYSTEMS TECHNOLOGY INC.

FORM 10-K

PART I  3

Item 1. Business.3

Item 1A. Risk Factors.7

Item 1B. Unresolved Staff Comments.8

Item 2. Properties.8

Item 3. Legal Proceedings.8

Item 4. Mine Safety Disclosure.8

PART II9

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities.9

Item 6. Selected Financial Data.10

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.13

Item 8. Financial Statements and Supplementary Data.14

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.33

Item 9A. Controls and Procedures.33

Item 9B. Other Information.34

PART III34

Item 10. Directors, Executive Officers and Corporate Governance.34

Item 11. Executive Compensation.36

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.38

Item 13. Certain Relationships and Related Transactions, and Director Independence.40

Item 14. Principal Accounting Fees and Services.40

PART IV41

Item 15. Exhibits and Financial Statement Schedules.41

SIGNATURES42

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

Development efforts during 2018 were focused primarily on software enhancements for the new ESTeem® Horizon Series. These next generation industrial wireless products will improve our networking capability with higher data rates, improved support features and updates to the latest wireless standards.

In an effort to maintain and expand our customer base in the industrial control marketplace, we team with major automation hardware vendors such as Rockwell Automation.  2018 marks the 27th anniversary of our relationship with Rockwell Automation through their Encompass Program. Rockwell Automation has the largest market share in the United States and is a major entity in the world-wide automation and controls market place. The benefit of the Encompass program and similar partnering efforts is increased exposure to markets that would not otherwise be cost effective to have a direct marketing channel presence in.

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

PRODUCT LINES

The Company manufactures ten (10) models of the ESTeem® industrial wireless modems that operate in frequency from 150 MHz to 5.8 GHz and three (3) models for Molex under an agreement dated June 13th, 2017.  A wireless modem is a hardware device for sending and receiving data over a radio carrier and is the foundation of our industrial wireless solutions.  Each model will fit best in a specific application based upon several factors such as distance, required data rate and Federal Communication Commission (“FCC”) licensing requirements.  Each wireless network is discussed in detail with the end customer to determine the best overall solution for their application.  No single model or frequency band can solve all applications and having a diverse product selection is critical for expanding the customer base.  The following is a summary of the products available from the Company:

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

The Company’s products compete in an environment of rapidly changing technology.  This environment results in the necessity of the Company to be continually updating and enhancing existing products, as well as developing new products in order to remain competitive.  Research and Development expenditures for new product development and improvements of existing products by the Company for 2018 and 2017 were $179,413 and $252,411.  None of the Company’s research and development expenses were paid directly by any of the Company’s customers.  During 2018, the Company contracted and will continue to contract with companies to provide software development and hardware design engineering expertise when required.

Development efforts during 2018 were focused primarily on software enhancements for the ESTeem® Horizon Series, 195 Narrow Band and 210 Series. These enhancements were developed based on customer needs. The Company plans continued research and development expenditures for development and improvement projects, as they are deemed necessary.

MARKETING, CUSTOMERS AND SUPPORT

The majority of the Company’s products sold during 2018 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers of the Company’s products, with the remainder of the Company’s sales distributed directly from the Company’s facility through direct sales to end-users of the ESTeem® products.  Customers generally place orders on an "as needed basis".  Shipping of products is generally completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.  As of December 31, 2018, the Company had a sales order backlog of $3,780.

During 2018, the Company continued advertising in trade publications specifically targeting industrial automation systems.  There are approximately twenty major automation hardware manufacturers worldwide.  The Company has maintained active attendance at tradeshows targeted toward the customers and markets in which it sells products. During 2018, the Company employed sales managers and product support personal to concentrate marketing efforts in the United States automation markets.  During 2019, the Company intends to continue targeting domestic and foreign industrial automation markets.  The Company maintains an internet web site to provide access to product and technical information for both present and potential customers of the Company’s products.  Due to existing reseller relationships, the Company has not implemented an electronic commerce internet website.  The Company provides technical support and service for ESTeem® products through phone support, field technicians and internet sources.  The Company believes high quality customer support is necessary and vital to differentiate ourselves in the industrial wireless modem market.  To maintain a high level of customer support the Company has in the past, and will continue in the future, to make investments and expenditures in support of its customer service programs.

During the year ended December 31, 2018, one customer’s sales accounted 10% or more of total sales revenues.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements”.

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

Approximately 24% of the Company’s inventory at December 31, 2018 consisted of parts having lead times ranging from 12 to 30 weeks.  Some parts are maintained at high levels to assure availability to meet production requirements, and accordingly, account for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, the Company does not foresee shortages of materials used in production.  However, developments in the electronic component marketplace, involving components used by the Company which are also used in cellular phones, personal technology devices and other technology devices, have the potential of creating negative availability and delivery issues for components used by the Company. The Company has been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers could occur.

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

EMPLOYEES

As of December 31, 2018, the Company employed a staff of 9 persons on a full-time basis, 2 in sales/marketing, 1 in technical support, 5 in engineering/manufacturing, and 1 in finance and administration. There were no significant changes to key personnel in 2018.  Michael Eller was appointed as the Company’s President and Chief Accounting Officer on February 1, 2016. The Company’s operations are dependent upon key members of its engineering and management personnel.  In the event services of these key individuals were lost to the Company, adverse effects on the Company’s operations may be realized.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2018. We determined that there continues to be material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2018.  We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration.  The same employee is responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses have been evaluated but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

EST does not own any real property, plants, mines, or any other materially important physical properties.  The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg. B1, Kennewick, Washington.  The Company leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington.  As of December 31, 2018, the total monthly lease cost, including tax, is $5,542.  The lease covers a period of three years, expiring September 2020.

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

Item 3. Legal Proceedings.

No proceedings are identified which involve a claim for damages against the Company.

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

(1)The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTCQB was $0.38 on February 1, 2019.

The number of holders of record of common stock of the Registrant as of February 4, 2019 was 342 persons/entities with an unknown number of additional shareholders who hold shares through brokerage firms.

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

The following table shows the Company’s activity and related information for the year ended December 31, 2018 under the Stock Repurchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2017-January 31, 2017	98,764	$0.38	98,764	559,130
February 1, 2017-February 28, 2017	-0-	-0-	-0-	559,130
March 1, 2017-March 31,2017	7,725	$0.38	106,489	551,405
April 1, 2017-April 30, 2017	45,601	$0.38	152,090,	505,804
May 1, 2017-June 30, 2017	-0-	-0-	-0-	505,804
July 1, 2017-July 31, 2017	8,642	$0.38	160,732	497,162
August 1, 2017-August 31, 2017	11,887	$0.38	172,619	485,275
September 1, 2017-December 31, 2017	-0-	-0-	-0-	485,275
January 1, 2018 – November 31, 2018	-0-	-0-	-0-	485,275
December 1, 2018 – December 31, 2018	300	$0.38	172,919	484,975
Total	172,919	$0.38	172,919	484,975

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

FISCAL YEAR 2018 vs. FISCAL YEAR 2017

GROSS REVENUES: Total revenues for the fiscal year 2018 were $1,395,030 reflecting a decrease of 2.1% from $1,425,128 in gross revenues for fiscal year 2017.  During the year ended December 31, 2018, one customer’s sales accounted for more than 10% of the total sales revenues.  The decrease in total revenues is the result of decreased Engineering Services during 2018.  Domestic Sales for the fiscal year were $1,298,447 compared to $1,198,674 in 2017. Sales to Foreign Customers for the fiscal year were $96,583 compared to $226,454 in 2017. Product sales increased to $1,374,810 in 2018, as compared to 2017 sales of $1,358,203, reflecting an increase of 1.2%.  Management believes the increase in sales revenues is the result of increased product sales for the Company’s Domestic sales segments, specifically industrial automation.

Interest revenues during 2018 increased to $18,097 from 2017 level of $11,411 due to the increased interest rates for the certificates of deposit held by the Company.

As of December 31, 2018, the Company had sales backlog of $3,780.  The Company’s customers generally place orders on an "as needed basis".  Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:  Cost of Sales, as a percentage of net sales, was 48% and 45% respectively, for 2018 and 2017.  Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  The Company's year-end inventory values for 2018 and 2017 were as follows:

	2018	2017
Parts	$133,809	$143,452
Work in progress	243,081	201,526
Finished goods	338,105	417,539
TOTAL	$714,995	$762,517

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements.

OPERATING EXPENSES: Operating expenses decreased to $853,628 in 2018, from 2017 levels of $996,888.  Material changes in expenses are comprised of the following components: Wages/Payroll Taxes/Benefits $129,019, Travel, Professional and Purchased Services decreased by $8,225 and $11,453 respectively.   Depreciation expense decreased during 2018 to $11,076 from 2017 levels of $19,939 due to the Company’s decreased capital purchases.

FISCAL YEAR 2017 vs. FISCAL YEAR 2016

GROSS REVENUES: Revenues, for the fiscal year 2017 were $1,425,128 reflecting a decrease of 4% from $1,489,889 in revenues for fiscal year 2016.  During the year ended December 31, 2017, no one customer’s sales accounted for more than 10% of the total sales revenues.  The decrease in total revenues is the result of decreased Engineering Services during 2017.  Domestic Sales for the fiscal year were $1,198,674 compared to $1,219,493 in 2016. Sales to Foreign Customers for the fiscal year were $226,454 compared to $270,396 in 2016. Product sales decreased to $1,358,203 in 2017, as compared to 2016 sales of $1,379,530, reflecting a decrease of 1.5%.  Management believes the decrease in sales revenues is the result of decreased product sales for the Company’s foreign sales segments, specifically industrial automation.

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

COST OF SALES:  Cost of Sales, as a percentage of net sales, was 45% and 45% respectively, for 2017 and 2016.  Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  The Company's year-end inventory values for 2017 and 2016 were as follows:

	2017	2016
Parts	$143,452	$185,911
Work in progress	201,526	216,859
Finished goods	417,539	300,377
TOTAL	$762,517	$703,147

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements.

OPERATING EXPENSES: Operating expenses decreased to $996,888 in 2017, from 2016 levels of $1,041,041 primarily due to decreased non-wage expenses and depreciation during 2017.  Material changes in expenses are comprised of the following components: Travel, Professional and Purchased Services decreased by $8,762 and $23,610 respectively.   Depreciation expense decreased during 2017 to $19,939 from 2016 levels of $26,290 due to the Company’s decreased capital purchases.  Advertising expenses increased to $9,832 for 2017, compared to $9,552 for 2016, Materials and Supplies expense decreased during 2017 to $9,583 from 2016 levels of $23,965 due to decreased research and development related projects during 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in a net loss of $116,099 for 2018, decreased from a net loss of $447,855 for 2017.  The decrease in net loss is the result of reduced operating expenses and the impact establishing a full valuation allowance against Deferred Tax Asset in 2017.  At December 31, 2018, the Company's working capital was $1,932,803 compared with $2,037,947 at December 31, 2017. The Company’s operations rely solely on the income generated from sales.  The Company's major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production.  Extended availability for components critical for production of the Company’s products, ranging from 12 to 30 weeks, require the Company to maintain high inventory levels.  It is management’s opinion that the Company’s working capital as of December 31, 2018 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2018 was 20.8:1 compared to 46.5:1 at December 31, 2017.  The decrease in current asset ratio is the result of the Company having increased accounts payable for year-end 2018 when compared with year-end 2017.  The Company's cash resources at December 31, 2018, including cash and cash equivalent liquid assets, were $1,223,667, compared to cash resources of $1,208,101 at year-end 2017.  The increase in cash and cash equivalent liquid assets is the result of reduction of inventory and increased accounts payable. The Company’s cash and cash equivalent assets are held in checking, money market funds and Certificates of Deposits. The Company's accounts receivable at December 31, 2018 were $57,156, compared to $98,941 at year-end 2017.  Management believes that all Company accounts receivable as of December 31, 2018 are collectible and does not have a reserve for uncollectable accounts.

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

Inventory levels as of December 31, 2018, were $714,995, reflecting a decrease from December 31, 201 levels of $762,517. The decrease in inventory between December 31, 2018 and December 31, 2017, is due to decreased inventory in Finished Goods.

The Company had no capital expenditures during 2018.  The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.

As of December 31, 2018, the Company's current liabilities increased to $97,668, from 2017 year-end levels of $44,788.  The increase in current liabilities was impacted by an increase in accounts payable to $71,257 from $18,969 at the end of 2017.

The Company had no off balance sheet arrangements for the year ended December 31, 2018.

Inflation had minimal adverse effect on the Company’s operations during 2018.  Minimal adverse effect is anticipated during 2019.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS AND SUPPLIMENTAL SCHEDULE

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Page
Report of Independent Registered Public Accounting Firm	16 -17

Financial Statements:

Balance Sheets	18

Statements of Operations	19

Statements of Changes in Stockholders’ Equity	20

Statements of Cash Flows	21

Notes to Financial Statements	21-30

Supplemental Schedule	32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Electronic Systems Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc. (“the Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Supplemental Information

The supplemental schedule of operating expenses for the years ended December 31, 2018 and 2017 (“the supplemental information”) has been subjected to audit procedures performed in conjunction with the audit of the Company's financial statements. The supplemental information is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ DeCoria,Maichel & Teague, P.S.

We have served as the Company’s auditor since 2012.

Spokane, Washington

February 22, 2019

	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 323,667	$ 208,100
Certificates of deposit	900,000	1,000,000
Accounts receivable	57,156	98,941
Inventories	714,995	762,517
Prepaid expenses	21,353	8,040
Accrued interest receivable	13,300	5,137

Total Current Assets	2,030,471	2,082,735

PROPERTY AND EQUIPMENT – NET	20,368	31,444

TOTAL ASSETS	$ 2,050,839	$ 2,114,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 71,257	$ 18,969
Refundable deposits	10,310	3,937
Accrued wages and bonus	2,138	1,960
Accrued vacation pay	11,449	17,720
Other accrued liabilities	2,514	2,202

Total Current Liabilities	97,668	44,788
TOTAL LIABILITIES	97,668	44,788

COMMITMENTS (NOTE 8)	-	-

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000 shares authorized, 4,985,748 and 4,986,048 shares issued and outstanding, respectively	4,986	4,986
Additional paid-in capital	944,040	944,161
Retained earnings	1,004,145	1,120,244
TOTAL STOCKHOLDERS’ EQUITY	1,953,171	2,069,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,050,839	$ 2,114,179

See Notes to Financial Statements.

	2018	2017

SALES – NET	$ 1,395,030	$ 1,425,128

COST OF SALES	675,598	643,414

GROSS PROFIT	719,432	781,714

OPERATING EXPENSES	853,628	996,888

OPERATING LOSS	(134,196)	(215,174)

OTHER INCOME
Interest income	18,097	11,411

TOTAL OTHER INCOME	18,097	11,411

NET LOSS BEFORE INCOME TAXES	(116,099)	(203,763)

FEDERAL INCOME TAX PROVISION	-	(244,092)

NET LOSS AFTER INCOME TAXES	$ (116,099)	$ (447,855)

BASIC AND DILUTED LOSS PER SHARE	$ (0.02)	$ (0.09)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,986,005	5,022,184

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

BALANCE AT DECEMBER 31, 2016	5,060,903	$ 5,061	$ 972,609	$ 1,568,099	$ 2,545,769

Net loss	-	-	-	(447,855)	(447,855)

Stock repurchased	(74,855)	(75)	(28,448)	-	(28,523)

BALANCE AT DECEMBER 31, 2017	4,986,048	$ 4,986	$ 944,161	$ 1,120,244	$ 2,069,391

Net loss	-	-	-	(116,099)	(116,099)

Stock repurchased	(300)	-	(121)	-	(121)

BALANCE AT DECEMBER 31, 2018	4,985,748	$ 4,986	$ 944,040	$ 1,004,145	$ 1,953,171

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (116,099)	$ (447,855)
Noncash expenses included in loss:
Depreciation and amortization	11,076	19,939
Deferred income taxes	-	244,092
Decrease (increase) in operating assets:
Accounts receivable	41,785	(27,739)
Inventories	47,522	(59,370)
Prepaid expenses	(13,313)	365
Accrued interest receivable	(8,163)	1,766
Increase (decrease) in operating liabilities:
Accounts payable	52,288	3,855
Accrued wages, bonus, vacation and other accrued liabilities	(5,781)	(811)
Refundable deposits	6,373	(590)
Net Cash provided (used) by Operating Activities	15,688	(266,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(900,000)	(1,000,000)
Proceeds from maturities of certificates of deposit	1,000,000	1,000,000
Net Cash provided by Investing Activities	100,000	-

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares	(121)	(28,523)
Net Cash used by Financing Activities	(121)	(28,523)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	115,567	(294,871)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	208,100	502,971

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 323,667	$ 208,100

See Notes to Financial Statements.

             ELECTRONIC SYSTEMS TECHNOLOGY, INC.

             NOTES TO FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies

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

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) Topic 606: Revenue from Contracts with Customers. Under Topic 606, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Our contracts with customers contain a single performance obligation, A contract's transaction price is recognized as revenue when, or as, the performance obligation is satisfied.

The Company considers the contractual consideration payable by the customer when determining the transaction price of each contract.  Revenue is recorded net of charges for certain sales incentives and discounts, and applicable state and local sales taxes, which represent components of the transaction price. Charges are estimated by us upon shipment of the product based on contractual terms, and actual charges typically do not vary materially from our estimates. Shipping estimates are determined by utilizing shipping costs provided by the various service providers websites based on number of packages, weight and destination. Shipping costs are included in the cost of goods sold as the revenue is captured in total sales.

             ELECTRONIC SYSTEMS TECHNOLOGY, INC.

             NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies - (Continued)

Revenue Recognition - (Continued)

The Company receives payments from customers based on the terms established in our contracts.  When amounts are billed and collected before the services are performed, they are included in deferred revenues.  The Company does not generally sell its products with the right of return.  Therefore, returns are accounted for when they occur and are accepted.  Products sold to foreign customers are shipped after payment is received in U.S. funds, unless an established distributor relationship exists, or the customer is a foreign branch of a U.S. company.

Performance obligations for product sales are satisfied as of a point in time. Revenue is recognized when control of the product transfers to the customer, generally upon product shipment.   Performance obligations for site support and engineering services are satisfied over-time if the customer receives the benefits as we perform work and we have a contractual right to payment. Revenue recognized on an over-time basis is based on costs incurred to date relative to milestones and total estimated costs at completion to measure progress.

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

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for estimated uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts. As of December 31, 2018 and 2017, the Company’s estimate of doubtful accounts was zero.  The Company’s policy for writing off past due accounts receivable is based on the amount, time past due, and response received from the subject customer.

Inventories

Inventories are stated at lower of direct cost or market.  Cost is determined on an average cost basis that approximates the first-in, first-out (FIFO) method.  Market is determined based on net realizable value and consideration is given to obsolescence.

             ELECTRONIC SYSTEMS TECHNOLOGY, INC.

             NOTES TO FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies - (Continued)

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

Certificates of Deposit

Certificates of deposit with original maturities ranging from one month to twelve months were $900,000 and $1,000,000 at December 31, 2018 and 2017, respectively.

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

Research and Development

Research and development costs are expensed as operating expenses when incurred.  Research and development expenditures for new product development and improvements of existing products by the Company for 2018 and 2017 were $179,413 and $252,411, respectively.

             ELECTRONIC SYSTEMS TECHNOLOGY, INC.

             NOTES TO FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies - (Continued)

Advertising Costs

Costs incurred for producing and communicating advertising are expensed as operating expenses when incurred.  Advertising costs for the years ended December 31, 2018 and 2017 were $9,403 and $9,832, respectively.

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

Potentially dilutive common stock equivalents consist of 120,000 and 150,000 stock options outstanding as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the potentially dilutive stock options were not included in the calculation of the diluted weighted average number of shares outstanding or diluted EPS as their effect would have been anti-dilutive.

Share-Based Compensation

Share-based payments to employees, including grants of employee stock options, are measured at fair value and expensed in the statement of operations over the vesting period.  See Note 7 for additional information.  In addition to the recognition of expense in the financial statements, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than an adjustment of operating activity in the statement of cash flows.

Fair Value Measurements

For fair value measurements, the Company maximize s the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company follows a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Inputs are prioritized into three levels that may be used to measure fair value:

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

             ELECTRONIC SYSTEMS TECHNOLOGY, INC.

             NOTES TO FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies - (Continued)

At December 31, 2018 and 2017, the Company has no assets or liabilities subject to fair value measurements on a recurring basis.

New Accounting Pronouncements

Accounting Standards Updates Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall.  The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.  In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017.

We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach.  The adoption of the update did not impact our existing method of recognizing revenue and had no impact on 2018 or previously issued financial statements.  Additional disclosures required by the update have been included in Note 9.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The adoption of this update on January 1, 2018 had minimal impact on the Company’s financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In February 2016, the issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of implementing this update on the financial statements.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820):  Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  The update removes, modifies and makes additions to the disclosure requirements on fair value measurements.  The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company is currently evaluating the impact of this update on our fair value measurement disclosures.

             ELECTRONIC SYSTEMS TECHNOLOGY, INC.

             NOTES TO FINANCIAL STATEMENTS

2.Inventories

Inventories consist of the following:

	2018	2017
Parts	$ 133,809	$ 143,452
Work in progress	243,081	201,526
Finished goods	338,105	417,539
	$ 714,995	$ 762,517

3.Property and Equipment

Property and equipment consist of the following:

	2018	2017
Laboratory equipment	$ 580,452	$ 580,452
Software purchased	35,028	35,028
Furniture and fixtures	16,310	16,561
Dies and molds	130,176	130,176
	761,966	762,217
Accumulated depreciation and amortization	(741,598)	(730,773)
	$ 20,368	$ 31,444

4.Income Taxes

For the year ended December 31, 2018, the Company did not have an income tax benefit nor provision because of continuing losses.   The Company recognized a deferred income tax provision for the year ended December 31, 2017 of $244,092 when it established a full valuation allowance against deferred tax assets.

The components of net deferred tax assets at December 31, were as follows:

	2018	2017
Accrued liabilities	$ 2,400	3,700
Inventories	16,400	9,600
Other	1,400	800
Federal income tax credits	66,000	66,000
Net operating loss carryforwards	175,000	160,700
Less valuation allowance	(261,200)	(240,800)
Total deferred tax assets, net	$ 0	$ 0

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards and the income tax carryforwards. Management determined that it does not believe it is more likely than not that all of the net deferred tax assets will be

             ELECTRONIC SYSTEMS TECHNOLOGY, INC.

             NOTES TO FINANCIAL STATEMENTS

realized. Therefore, a valuation allowance has been recorded for the full net deferred tax asset at December 31, 2018 and 2017.

4.Income Taxes - (Continued)

At December 31, 2018, the Company had approximately $66,000 of research and development income tax credits available to reduce federal income taxes in future periods.  The credits expire from 2033-2036.  In addition, at December 31, 2018, the Company had approximately $835,000 of net operating loss carryforwards, $750,000 of which will expire between 2033 and 2036.   The remaining balance of $85,000 will never expire but whose utilization is limited to 80% of taxable income in any future year.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory federal income tax rate (21% for 2018 and 35% for 2017) were as follows:

	2018	2017
Amount computed using the statutory rate	$ (24,381)	$ (69,900)
Other	3,981	3,394
Research and development credits	-	(3,062)
Impact of change in federal tax rate	-	102,439
Change in valuation allowance	20,400	211,221
Provision (benefit) for federal income taxes	$ -	$ 244,092

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

The Company files federal income tax returns in the United States only.  The Company is no longer subject to federal income tax examination by tax authorities for years before 2015.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties.

             ELECTRONIC SYSTEMS TECHNOLOGY, INC.

             NOTES TO FINANCIAL STATEMENTS

5.Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit Sharing Plan and Salary Deferral 401-K Plan and Trust.  All employees over the age of twenty-one are eligible.  On January 1, 2006, the Company adopted a four percent salary matching provision.  The Company contributed $15,742 and $15,149 to the plan for the years ended December 31, 2018 and 2017 respectively.

6.Employee Bonus Program

The Board of Directors establishes Sales and Net Income thresholds at the start of each year that are used in calculating the amount of Bonuses that may be awarded. If these thresholds are not achieved, there will be no bonus issued.  There was no accrual or expense recorded for 2018 or 2017.

7.Share-Based Compensation

The Company grants stock options to individual employees and directors with three years continuous tenure.  After termination of employment, stock options may be exercised within ninety days, after which they are subject to forfeiture. There were no option grants during 2018 and 2017.

In the years ended December 31, 2018 and 2017, the Company recognized $0 and $0 respectively, in share-based compensation expense.  No non-vested share-based compensation arrangements existed as of December 31, 2018 and 2017.

A summary of option activity follows:

	Number Outstanding	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2016	220,000	0.40	2.8
Granted	-0-	-0-
Expired/Forfeited	(70,000)	0.38
Balance at December 31, 2017	150,000	0.40	2.6
Granted	-0-	-0-
Expired/Forfeited	(30,000)	0.40
Balance at December 31, 2018	120,000	0.40	1.6
Outstanding and Exercisable at December 31, 2018	120,000	$ 0.40	1.6

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2018, was $0.

             ELECTRONIC SYSTEMS TECHNOLOGY, INC.

             NOTES TO FINANCIAL STATEMENTS

8.Leases

The Company leases its facilities from a port authority for three years, expiring in September 2020, with annual increases based upon the Consumer Price Index.  The lease expense for the years ended December 31, 2018 and 2017 was $65,633 and $65,341 respectively.  The lease expense commitment through the year ended December 31, 2020 is expected to be approximately $66,800 per year.

9.Revenue

The Company product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products.    During the years ended December 31, 2018 and 2017, the Company’s revenue from products sales was $1,374,810 and $1,358,203, respectively.  Revenue from site support and engineering services was $20,220 and $ 66,925 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies.  Domestic sales for the fiscal year were $1,298,447 compared to $1,198,674 in 2017.  Sales to foreign customers for the fiscal year were $96,583 compared to $226,454 in 2017.

During 2018, sales to one customer represented more than 10% of total revenue. Sales to this domestic customer totaled $260,944 and were for products only.  No such customer had sale greater than 10% of total revenue in 2017.

As of December 31, 2018 and 2017, the Company had a sales order backlog of $3,780 and $6,677, respectively.

10.Stock Repurchase

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016, the Company’s Board of Director approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s common stock at the price of $0.38 per share. Under the program (the “Stock Repurchase Plan”), shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired. As of December 30, 2018, $184,291 remains of $250,000 approved by the board. The Company repurchased 97,764, 74,855 and 300 shares in 2016, 2017 and 2018 respectively, bringing the total number of shares repurchased to 172,919. On January 15, 2019 an additional 39,246 shares were repurchased.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
	2018	2017

Advertising	$ 9,403	$ 9,832
Dues and subscriptions	3,275	3,850
Depreciation	11,076	19,939
Insurance	11,538	12,526
Materials and supplies	8,898	9,583
Office and administration	7,813	8,623
Printing	2,897	1,194
Professional services	134,485	146,051
Rent and utilities	73,528	73,805
Repair and maintenance	1,281	1,676
Salaries and benefits	585,761	694,467
Taxes, licenses & health insurance	160,532	180,473
Telephone	8,309	9,158
Trade shows	22,820	29,306
Travel expenses	29,495	37,720

	1,071,111	1,238,203

Expenses allocated to cost of sales	(217,483)	(241,315)

Total Operating Expenses	$ 853,628	$ 996,888

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including the Chief Executive Officer and Principal Accounting Officer, these positions are currently held by the same individual, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2018.

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

As of December 31, 2018, management conducted an assessment of the effectiveness of EST’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements. The material weakness is as follows:

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

During the quarter ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2018 as well as the term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/02/17 – 06/05/20	70	Former President of the Company
Vern Kornelsen	06/02/17 – 06/05/20	86	General Partner of EDCO
Thomas Schaefer	06/01/2018 – 06/01/2021	57	President of Phoenix Digital Corp
Donald Siecke	06/01/2018 – 06/01/2021	78	President of Kelmore Development Corp.
Michael W. Eller	06/04/16-06/06/19	58	President of Electronic Systems Technology, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2018 is comprised of Don Siecke (Chairman) and Tom Schaefer. The Audit Committee met on one occasion in 2018.  The Board of Directors has determined that Mr. Siecke is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Board’s conclusions regarding the qualifications of Mr. Siecke as an audit committee financial expert were based on his experience as a certified public accountant and his degree in accounting.

The Board has also adopted a charter for the Audit Committee. The charter for the audit committee is available on our website at www.esteem.com . The audit committee charter is also available in print to any shareholder who requests it.

Compensation Committee

There is no Compensation Committee of the Board of Directors. The Board of Directors did establish an Employee/Director Stock Option Committee consisting of all Directors.  The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2018. There is no charter for the Employee/Director Stock Option Committee.

Code of Ethics

On June 2, 2005, the Company's Board of Directors adopted a Code of Ethics for the Company.  The Codes of Ethics, and any subsequent amendments thereto, (other than technical, administrative or non-substantive amendments), and any waivers of a provision of the Code of Ethics for directors or executive officers, are available on our website at www.esteem.com.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2018; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
Michael Eller	58	President/CEO/Principal Accounting Officer	Employed at will	9/7/12- Present

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

THOMAS J. SCHAEFER: Mr. Schaefer is the President of Phoenix Digital Corporation a privately held company based in Scottsdale, AZ that provides redundant mission critical networking technology for industrial automation systems.   Prior to working at PDC, Mr. Schaefer spent 30 years at Rockwell Automation.  His last assignment was the Global Industry Manager for Rockwell’s Water Industry focus.  During Mr. Schaefer’s tenure at Rockwell he held various positions that included P&L responsibility for the Service business unit, Sales and Marketing for Software/MES, and Sales and Application responsibility for the Drive Systems/Power Products group.

DONALD E. SIECKE.  Mr. Siecke practiced as a certified public accountant in the state of Colorado from 1963 to 1976. He has been president of Kelmore Development Corp., a real estate development company, since 1981, and serves as the chairman of Redstone Bank, a Colorado bank of which he was a founding director. He is a director of several privately held companies, metropolitan districts, and charitable organizations. He received a BS degree in business administration from the University of Denver in 1961, having majored in accounting. In determining

MICHAEL W. ELLER. Mr. Eller is the President and Principal Accounting Officer.  During the last five years Mr. Eller has been a full time employee of the Company. Previous experience, Macys Logistics and Operations where he was employed as the Vice President of Operations and Director of Finances.  Mr. Eller does not serve as a director for any other company registered under the Securities Exchange Act.

Family Relationships

None.

Section 16(A) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2018 to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

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

Information concerning the compensation of the Company’s principal executive officer and principal accounting officer, as well as any other compensated employees of the Registrant's whose total compensation exceeded $100,000 during 2018 and 2017 is provided in the following Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”):

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)
Michael W. Eller President CEO/Principal Accounting Officer	2018	$115,300	-	-	-	-	-	$21,305	$136,605
	2017	$111,900	-	-	-	-	-	$20,833	$132,733

(1)Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus.

(2)Amount represents the dollar amount recognized for financial statement reporting purposes Assumptions made in the valuation of stock option awards are disclosed in Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K.

(3)All Other Compensation consists of premiums paid for Severance pay, Group Health Insurance, Accrued Vacation Pay and Company paid 401(k) matching amounts.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2018 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
Michael W. Eller	-0-	0%	$0.00	n/a

(5)This table does not include Stock Options granted previously.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2018 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

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

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. The Board of Directors approved a stipend for members that are not employed by the company in the amount of $375 per quarter of service on the Board of Directors.  There is currently no other compensation arrangements for the Company’s directors.  (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.)  The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2018 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Theodore Deinard	$850	$0	$0	$0	$0	$0	$850
T.L. Kirchner	$1,350	$0	$0	$0	$0	$0	$1,350
Barry Knott	$850	$0	$0	$0	$0	$0	$850
Vern Kornelsen	$1,350	$0	$0	$0	$0	$0	$1,350
Thomas Schaefer	$500	$0	$0	$0	$0	$0	$500
Donald Siecke	$500	$0	$0	$0	$0	$0	$500
Michael W. Eller	$0	$0	$0	$0	$0	$0	$0

(1) Compensation information for Michael Eller, President and Principal Accounting Officer is contained in the Executive Compensation Summary Compensation Table.

(2) Amount represents the Director Stipend paid in 2018.

(3) Amount represents the dollar amount recognized for financial statement reporting purposes. Assumptions made in the valuation of stock option awards are disclosed in Note 7 of the Notes to the Consolidated Financial Statements in this Form 10-K.

(4) Amounts represent reimbursement of out-of-pocket expenses related to directors’ duties associated with the Company's business (ie. travel expenses for attending Company Director’s Meetings).

The Company currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

Option Exercises

During our fiscal year ended December 31, 2018, there were no options exercised by our NEO’s or Directors.

We do not currently have a Long-Term Incentive Plan (“LTIP”).

Summary of Executive Employment Agreements

There are no executive employment agreements with any officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2018, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	EDCO Partners LLLP 4605 Denice Drive Englewood CO 80111	1,553,500	31.2%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488	8.1%
Common	Zeff Capital, LP 1601 Broadway, 12th Floor New York NY 10019	602,181	12.1%

(1)Under Rule 13d-3, issued by the Securities and Exchange Commission, a person is, in general, deemed to "Beneficially own" any shares if such person directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares (a) voting power, which includes the power to vote or to direct the voting of those shares and/or (b) investment power, which included the power to dispose, or to direct the disposition of those securities.  The foregoing table gives effect to shares deemed beneficially owned under Rule 13d-3 based on the information supplied to the Company.  To the knowledge of the Company, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 5, 2018, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Name/Address of Beneficial Owner (1)	Title of Class	Amount & Nature of Beneficial Ownership	Percent of Class
T.L. Kirchner (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	403,488	8.1%
Vern Kornelsen (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	1,553,500	31.2%
Thomas Schaefer (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	-	-
Donald Siecke (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	-(2)	-
Michael W. Eller (Officer)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	35,000 (1)	0.7%
All Officers and Directors as a group	Common	1,991,988	40.0%

(1)Includes 35,000 stock options issued 8/7/2015.

(2)Mr. Siecke does not own any shares directly. However, EDCO Partners LLLC, of which Mr. Siecke is a limited partner, holds 498,916 shares on his behalf.

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

Recipients of Stock Options currently unexpired as of December 31, 2018 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 8-7-2015
Alan B. Cook	25,000	0.40
Eric P. Marske	30,000	0.40
Michael Eller	35,000	0.40
Dan Tolley	30,000	0.40
Total	120,000	0.40

Stock options must be exercised within 90 days after termination of employment/board membership.  During 2018, 30,000 options were forfeited, no options were granted and no shares under option were exercised.  At December 31, 2018, there were 120,000 options outstanding and exercisable.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

None.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

The following table presents fees billed to us during December 31, 2017 and 2016, for professional services provided by DeCcoria Maichel & Teague.

Year Ended	December 31, 2018	December 31, 2017
Audit fees (1)	$38,000	$38,000
Audit-related fees (2)	-	-
Tax fees (3)	2,700	2,700
All other fees (4)	1,150	-
Total Fees	$41,850	$40,700

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this report on Form 10-K or incorporated by reference:

(1)Our financial statements can be found in Item 8 of this report.

(2)Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

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

**Incorporated by reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:   /s/ Michael W. Eller

        Michael W. Eller, President

       (Principal Executive Officer, Director)

Date:  February 28, 2019

By:  /s/ Michael W. Eller

       Michael W. Eller, President

       (Principal Accounting Officer)

Date:  February 28, 2019

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ T.L. KIRCHNER	Director	February 28, 2019
T.L. Kirchner

/s/ VERN KORNELSEN	Director	February 28, 2019
Vern D. Kornelsen

/s/ THOMAS SCHAEFER	Director	February 28, 2019
Thomas Schaefer

/s/ DONALD SIECKE	Director	February 28, 2019
Don Siecke