Form 10-Q
period 2019-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2019-04-29
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 16, 2019, the number of the Company's shares of common stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (Unaudited)
	March 31,	December 31,
	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$ 326,378	$ 323,667
Certificates of deposit	750,000	900,000
Accounts receivable, net	161,191	57,156
Inventories	675,419	714,995
Prepaid expenses	23,743	21,353
Accrued interest receivable	8,082	13,300
Total current assets	1,944,813	2,030,471

Property and equipment, net of depreciation	18,375	20,368

Right to use – Lease, net of amortization (NOTE 6)	78,710	-

Total assets	$ 2,041,898	$ 2,050,839

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 46,343	$ 71,257
Refundable deposits	10,184	10,310
Accrued wages and bonus	4,140	2,138
Accrued vacation pay	15,928	11,449
Lease liability, current portion (NOTE 6)	52,282	-
Other accrued liabilities	3,168	2,514
Total current liabilities	132,045	97,668

Lease liability, long-term portion payable (NOTE 6)	26,428	-

Total liabilities	158,473	97,668

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,985,048 shares issued and outstanding respectively	4,947	4,986
Additional paid-in capital	929,159	944,040
Retained earnings	949,319	1,004,145
Total stockholders' equity	1,883,425	1,953,171
Total liabilities and stockholders' equity	$ 2,041,898	$ 2,050,839

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2019	2018

SALES - NET	$ 374,166	$ 307,828
COST OF SALES	(175,915)	(163,583)
GROSS PROFIT	198,251	144,245

OPERATING EXPENSES
General and administrative	93,506	82,811
Research and development	65,474	60,637
Marketing and sales	99,984	108,320
Total operating expenses	258,964	251,768
OPERATING LOSS	(60,713)	(107,523)

OTHER INCOME
Interest income	5,887	3,731
Total other income	5,887	3,731

NET LOSS BEFORE INCOME TAX	(54,826)	(103,792)
Benefit (provision) for income tax	-	-
NET LOSS	$ (54,826)	$ (103,792)

Basic and diluted loss per share	$ (0.01)	$ (0.02)

Weighted average shares	4,953,043	4,986,048

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (54,826)	$ (103,792)

Noncash items included in net loss:
Depreciation	1,993	2,769

Changes in operating assets and liabilities:
Accounts receivable, net	(104,035)	(18,842)
Inventories	39,576	33,147
Accrued interest receivable	5,218	365
Prepaid expenses	(2,390)	2,281
Accounts payable	(24,914)	14,455
Refundable deposits	(126)	-
Other accrued liabilities	7,135	2,580
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(132,369)	(67,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	150,000	250,000
NET CASH PROVIDED FROM INVESTING ACTIVITIES	150,000	250,000

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares of common stock	(14,920)	-
NET CASH USED IN FINANCING ACTIVITIES	(14,920)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,711	182,963
Cash and cash equivalents at beginning of period	323,667	208,101
Cash and cash equivalents at end of period	$ 326,378	$ 391,064

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2018	4,986,048	$ 4,986	$ 944,161	$ 1,120,244	$ 2,069,391

Net loss	-	-	-	(103,792)	(103,792)

BALANCE AT March 31, 2018	4,986,048	$ 4,986	$ 944,161	$ 1,016,452	$ 1,965,599

Balances, January 1, 2019	4,985,748	$ 4,986	$ 944,040	$ 1,004,145	$ 1,953,171
Net loss	-	-	-	(54,826)	(54,826)

Common stock repurchased	(39,246)	(39)	(14,881)	-	(14,920)

BALANCE AT MARCH 31, 2019	4,946,502	$ 4,947	$ 929,159	$ 949,319	$ 1,883,425

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2019, and its results of operations, cash flows, and changes in stockholders’ equity for the three months ended March 31, 2019 and 2018.  The balance sheet at December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.  The Company estimates that for 2019 the anticipated effective annual federal income tax rate will be 0%.

Accounting Standards Updates Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.  The Company adopted the update on January 1, 2019.   Upon implementation of the new guidance, the Company recognized a liability and right-of-use asset of $91,637 as of January 1, 2019 for its one operating lease.  The Company elected the transition option to apply the new guidance at the effective date without adjusting comparative periods presented. (See Note 6).

Accounting Standards Updates to Become Effective in Future Periods

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	March 31 2019	December 31 2018
Parts	$ 130,899	$ 133,809
Work in progress	192,541	243,081
Finished goods	351,979	338,105
Total inventory	$ 675,419	714,995

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At March 31, 2019 and 2018, the Company had 120,000 and 150,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income.  However, diluted earnings per share are not presented because their effect would be antidilutive due to Company’s losses.

NOTE 4 - STOCK OPTIONS

As of March 31, 2019, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors did not issue stock options during the first quarter ended March 31, 2019.

A summary of option activity during the quarter ended March 31, 2019 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2018	120,000	$0.40
Granted	-	-
Expired	-	-
Outstanding and Exercisable at March 31, 2019	120,000	$0.40	1.4	$1,200

NOTE 5 – REVENUE

The Company product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products.    During the three month period ended March 31, 2019 and 2018, the Company’s revenue from products sales was $369,389 and $305,564, respectively.    Revenue from site support and engineering services was $4,777 and $2,264 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies.  Domestic sales for the three month period ended March 31, 2019 were $292,193 compared to $302,588 in 2018.  Sales to foreign customers for the three month period ended March 31, 2019 were $81,973 compared to $5,240 in 2018.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

For the three month period ended March 31, 2019, sales to three customers represented more than 10% of total revenue, one customer represented more than 10% of total revenue for the same period in 2018.

	2019 Sales	2019 %age of Total Sales	2018 Sales	2018 %age of Total Sales
Domestic customer A	84,788	23%	68,842	22%
Domestic customer B	72,350	19%
Foreign customer C	52,076	14%

As of March 31, 2019 and 2018, the Company had a sales order backlog of $11,538 and $0, respectively.

NOTE 6 - LEASES

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company implemented this standard effective January 1, 2019. Upon implementation of the new guidance, the Company recognized a liability and right-of-use asset of $91,637 as of January 1, 2019 for its one operating lease.  To calculate the liability and right to use asset, the Company utilized a 4.0% incremental borrowing rate to discount the future rent payments and remaining lease term of 1.75 years.

The Company leases its facilities from a port authority for $5,542 per month for three years, expiring in September 2020, with annual increases based upon the Consumer Price Index.

The original lease was effective October 1, 2014 and contained a three year renewal option and a provision for an annual increase of 2% per year, plus Leasehold Tax of 12.84%.  On September 5th, 2017, the Company exercised the three year option. The first year of this option was not subject to the 2% increase. The current lease does not contain the option to extend the lease.  However, the Company believes that a new lease agreement will be signed prior to the expiration of the current lease.   At March 31, 2019, the remaining lease term is 1.5 years

For the three month periods ended March 31, 2019 and 2018, lease expenses of $16,627 and $16,635, respectively, are included in the following expense classifications on the statement of operations:

	March 31, 2019	March 31, 2018
Cost of sales	$ 3,325	$ 3,267
General and administrative	3,325	3,267
Research and development	3,325	3,267
Marketing and sales	6,652	6,834
Total	$ 16,627	$ 16,635

As of March 31, 2019, total future lease payments are as follows:

For the 12 months ended March 31,
2020	$59,458
2021	29,988
Total	89,446
Less imputed interest	(10,736)
Net lease liability	78,710
Current portion	52,282
Long-term portion	$26,428

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – STOCK REPURCHASE

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016, the Company’s Board of Director approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s common stock at the price of $0.38 per share. Under the program (the “Stock Repurchase Plan”), shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired. During the three-month period ended March 31, 2019, the Company repurchased 39,246 shares for $14,920; no shares were repurchased in the three-month period ended March 31, 2018.     Since inception of the Stock Repurchase Plan, the Company has repurchased 212,165 shares for a total of $80,622 through March 31, 2019 and $169,378 of the original $250,000 approved by the board remains.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended March 31, 2019.  The following statements may be forward looking in nature and actual results may differ materially.

A.RESULTS OF OPERATIONS

REVENUES: Total revenues from sales increased to $374,166 for the first quarter of 2019 as compared to $307,828 in the first quarter of 2018, reflecting an increase of 21.6%.  Management believes the increase in sales revenues is due to increased foreign sales during first quarter of 2019 when compared with the same quarter of 2018.

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

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales, for the first quarter of 2019 and 2018 are as follows:

For the first quarter	2019	2018
Domestic Sales	78%	98%
Export Sales	22%	2%

BACKLOG:

As of March 31, 2019, the Company had a sales order backlog of $11,538.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2019 and 2018 were 47% and 53% of respective net sales and are calculated excluding site support expenses of $3,526 and $1,252 respectively. The cost of sales percentage increase in the first quarter of 2019 is the result of the product mix sold during the same quarter of 2018.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2019 increased $7,196 from first quarter of 2018 levels.  The following is a delineation of operating expenses:

	March 31, 2019	March 31, 2018	Increase (Decrease)
General and administrative	$ 93,506	$ 82,811	$ 10,695
Research and development	65,474	60,637	4,837
Marketing and sales	99,984	108,320	(8,336)
Total operating expenses	$ 258,964	$ 251,768	$ 7,196

General and administrative:  For the first quarter of 2019, general and administrative expenses increased $10,695 to $93,506, due to increased wages and professional services when compared with the same quarter of 2018.

Research and development:  Research and development expenses increased $4,837 to $65,474 during the first quarter of 2019 due to increased expenses related to prototype build costs when compared with the same quarter of 2018.

Marketing and sales: During the first quarter of 2019, marketing and sales expenses decreased $8,336 to $99,984 when compared with the same period of 2018, due to decreased payroll, taxes and benefits during the first quarter of 2018.

INTEREST INCOME:

The Company earned $5,887 in interest income during the quarter ended March 31, 2019.  Sources of this income were money market accounts and certificates of deposit.

NET LOSS:

The Company had a net loss of $54,826 for the first quarter of 2019 compared to a net loss of $103,792 for the same quarter of 2018.  The decrease in net loss during 2019 is the result of increased sales revenues and gross margins.

B.FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2019 was 14.7 compared to 20.8 at December 31, 2018.  The decrease in current ratio is due to the current portion of lease liability at March 31, 2019 as compared to December 31, 2018.

At March 31, 2019, the Company had cash and cash equivalents of $326,378 as compared to cash and cash equivalent of $323,667 at December 31, 2018, primarily reflecting redemption of certificates of deposits that were held at December 31, 2018.

Cash used in operating activities increased by $65,332 for the three month period ended March 31, 2019 when compared to the same period in 2018. During that period accounts receivable increased by $104,035 which is a result of increased sales and the timing of these sales. Accounts payable decreased $24,914 compared to the same period of 2018.

Cash provided from investing was $150,000 due to the redemption of a CD during the first quarter of 2018,  This is a decrease of $100,000 from the prior year, as the additional redemption of certificates of deposit was not required due to the reduction of net loss during the three month period ended March 31, 2019 compared to 2018. Cash used in financing activities was $14,920 for the repurchase of the Company’s common stock during the three month period ended March 31, 2019.

In management's opinion, the Company's cash and cash equivalents and other working capital at March 31, 2019 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2019.

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

Item 4.  Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2019.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Michael W. Eller
Date: April 26, 2019	Name: Michael W. Eller
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: April 26, 2019	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)