Form 10-Q
period 2019-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2019-07-30
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

                                 N/A

(Former name, former address & former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	ELST	OTCQB

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Small Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 12, 2019, the number of the Company's shares of common stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (Unaudited)
	June 30,	December 31,
	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$ 225,330	$ 323,667
Certificates of deposit	900,000	900,000
Accounts receivable, net	137,865	57,156
Inventories	649,020	714,995
Prepaid expenses	25,816	21,353
Accrued interest receivable	6,804	13,300
Total current assets	1,944,835	2,030,471

Property and equipment, net of depreciation	16,383	20,368

Right to use – Lease, net of amortization (NOTE 6)	65,782	-

Total assets	$ 2,027,000	$ 2,050,839

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 57,173	$ 71,257
Refundable deposits	2,225	10,310
Accrued wages and bonus	1,933	2,138
Accrued vacation pay	16,454	11,449
Lease liability, current (NOTE 6)	52,569	-
Other accrued liabilities	6,225	2,514
Total current liabilities	136,579	97,668

Lease liability, long-term (NOTE 6)	13,214	-

Total liabilities	149,793	97,668

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,985,048 shares issued and outstanding respectively	4,947	4,986
Additional paid-in capital	929,159	944,040
Retained earnings	943,101	1,004,145
Total stockholders' equity	1,877,207	1,953,171
Total liabilities and stockholders' equity	$ 2,027,000	$ 2,050,839

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
SALES - NET	$ 395,262	$ 471,914	$ 769,428	$ 779,741
COST OF SALES	(189,458)	(214,615)	(365,374)	(378,197)
GROSS PROFIT	205,804	257,299	404,054	401,544

Operating Expenses
General and administrative	69,188	65,347	162,694	148,160
Research and development	51,478	30,791	116,952	91,427
Marketing and sales	97,224	96,684	197,207	205,004
TOTAL OPERATING EXPENSE	217,890	192,822	476,853	444,591

OPERATING INCOME (LOSS)	(12,086)	64,477	(72,799)	(43,047)

OTHER INCOME
Interest income	5,867	4,401	11,755	8,132
TOTAL OTHER INCOME	5,867	4,401	11,755	8,132

NET INCOME (LOSS) BEFORE INCOME TAX	(6,219)	68,878	(61,044)	(34,915)
Benefit (provision) for income tax	-	-	-	-
NET INCOME (LOSS)	$ (6,219)	$ 68,878	$ (61,044)	$ (34,915)

Basic and diluted earnings per share	$0.00	$0.01	($0.01)	($0.01)

Weighted average shares used in computing income (loss) per share:
Basic average shares	4,946,502	4,986,048	4,949,754	4,986,048
Diluted average shares	4,946,502	4,994,212	4,949,754	4,986,048

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 30,	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (61,044)	$ (34,915)

Noncash items included in net loss:
Depreciation	3,985	5,538

Changes in operating assets and liabilities:
Accounts receivable, net	(80,709)	(72,465)
Inventories	65,974	125,255
Accrued interest receivable	6,495	(238)
Prepaid expenses	(4,462)	(2,011)
Accounts payable	(14,084)	10,720
Refundable deposits	(8,085)	(3,937)
Other accrued liabilities	8,513	716
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(83,417)	(28,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	900,000	250,000
Certificates of deposit purchased	(900,000)	(100,000)
NET CASH PROVIDED FROM INVESTING ACTIVITIES	-	150,000

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares of common stock	(14,920)	-
NET CASH USED IN FINANCING ACTIVITIES	(14,920)	-

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(98,337)	178,663
Cash and cash equivalents at beginning of period	323,667	208,101
Cash and cash equivalents at end of period	$ 225,330	$ 386,764

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balances, January 1, 2018	4,986,048	$4,986	$944,161	$ 1,120,244	$2,069,391

Net Income/(Loss)	-	-	-	(103,793)	(103,793)

Balance at March 31, 2018	4,986,048	$4,986	$944,161	$ 1,016,451	$1,965,598

Net Income/(Loss)	-	-	-	68,878	68,678

Balance at June 30, 2018	4,986,048	$4,986	$944,161	$ 1,085,329	$2,034,476

Balances, January 1, 2019	4,985,748	$4,986	$944,040	$ 1,004,145	$$1,953,171

Net Income/(Loss)	-	-	-	(54,825)	(54,825)

Common stock repurchased	(39,246)	(39)	(14,881)	-	(14,920)

Balance at March 31, 2019	4,946,502	$4,947	$929,159	$ 943,320	$1,883,426

Net Income/(Loss)	-	-	-	(6,219)	(6,219)

Balance at June 30, 2019	4,946,502	$4,947	$929,159	$ 943,101	$1,877,207

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2019, and its results of operations, cash flows, and changes in stockholders’ equity for the three months and six months ended June 30, 2019 and 2018.  The balance sheet at December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the three month and six month period ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.  The Company estimates that for 2019 the anticipated effective annual federal income tax rate will be 0%.

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	June 30, 2019	December 31, 2018
Parts	$ 128,030	$ 133,809
Work in progress	205,817	243,081
Finished goods	315,173	338,105
Total inventories	$ 649,020	714,995

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At June 30, 2019 and 2018, the Company had 120,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income.  However, diluted earnings per share are not presented because their effect would be antidilutive due to Company’s losses.

NOTE 4 - STOCK OPTIONS

As of June 30, 2019, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors did not issue stock options during the six month period ended June 30, 2019.

A summary of option activity during the quarter ended June 30, 2019 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2018	120,000	$0.40
Granted	-	-
Expired	-	-
Outstanding and Exercisable at June 30, 2019	120,000	$0.40	1.1	-

NOTE 5 – REVENUE

The Company product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products.    During the three month period ended June 30, 2019 and 2018, the Company’s revenue from products sales were $367,062 and $463,629, respectively.  Revenue from site support and engineering services was $28,200 and $8,285 respectively, over the same periods. Year to date sales from products decreased to $736,451 as compared to $769,193 as of June 30, 2019 and 2018. Revenue from site support and engineering services for the six months ended June 30, 2019 and 2018, was $32,977 and $10,548, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – REVENUE (Cont.)

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies.  Domestic sales for the three month period ended June 30, 2019 were $337,679 compared to $446,589 in 2018.  Sales to foreign customers for the three month period ended June 30, 2019 were $57,583 compared to $25,325 in 2018.

For the three month period ended June 30, 2019, sales to three customers represented more than 10% of total revenue, three customers represented more than 10% of total revenue for the same period in 2018.

	2019 Sales	2019 %age of Total Sales	2018 Sales	2018 %age of Total Sales
Domestic customer A	40,362	10%	128,202	27%
Domestic customer B	39,569	10%	73,093	15%
Domestic customer C	37,725	10%	55,211	12%

For the six month period ended June 30, 2019, sales to two customers represented more than 10% of total revenue, one customer represented more than 10% of total revenue for the same period in 2018.

	2019 Sales	2019 %age of Total Sales	2018 Sales	2018 %age of Total Sales
Domestic customer A	122,503	16%	197,044	25%
Domestic customer B	79,950	10%

As of June 30, 2019 and 2018, the Company had a sales order backlog of $3,307 and $425, respectively.

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

The original lease was effective October 1, 2014 and contained a three year renewal option and a provision for an annual increase of 2% per year, plus Leasehold Tax of 12.84%.  On September 5, 2017, the Company exercised the three year option. The first year of this option was not subject to the 2% increase. The current lease does not contain the option to extend the lease.  However, the Company believes that a new lease agreement will be signed prior to the expiration of the current lease.   At June 30, 2019, the remaining lease term is 1.25 years

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – LEASES (Cont.)

For the three month and six month periods ended June 30, 2019 and 2018, lease expenses of $16,627 and $16,335, and $33,254 and $32,670 respectively, are included in the following expense classifications on the statement of operations:

	Three Months ended June 30, 2019	Three Months ended June 30, 2018	Six Months ended June 30, 2019	Six Months ended June 30, 2018
Cost of sales	$ 3,325	$ 3,267	$ 6,650	$ 6,534
General and administrative	3,325	3,267	6,650	6,534
Research and development	3,325	3,267	6,650	6,534
Marketing and sales	6,652	6,534	13,304	13,068
Total	$ 16,627	$ 16,335	$ 33,254	$ 32,670

As of June 30, 2019, total future lease payments are as follows:

For the 12 months ended June 30,
2019	$29,728
2020	44,981
Total	74,709
Less imputed interest	(8,927)
Net lease liability	65,782
Current portion	52,569
Long-term portion	$13,214

NOTE 7 – STOCK REPURCHASE

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016, the Company’s Board of Director approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s common stock at the price of $0.38 per share. Under the program (the “Stock Repurchase Plan”), shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired. During the three month period ended June 30, 2019 and 2018, no shares were repurchased. During the six month period ended June 30, 2019, the Company repurchased 39,246 shares for $14,920; no shares were repurchased in the six month period ended June 30, 2018.     Since inception of the Stock Repurchase Plan, the Company has repurchased 212,165 shares for a total of $80,622 through June 30, 2019 and $169,378 of the original $250,000 approved by the board remains.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended June 30, 2019.  The following statements may be forward looking in nature and actual results may differ materially.

A.RESULTS OF OPERATIONS

REVENUES: Total revenues from sales decreased to $395,262 for the second quarter of 2019 as compared to $471,914 in the second quarter of 2018, reflecting a decrease of 16%.  Management believes the decrease in sales revenues is due to decreased domestic sales during first quarter of 2019 when compared with the same quarter of 2018. Year to date total revenues from sales decreased to $769,428 in 2019 as compared to $779,741 in 2018, reflecting a decrease of 1%.  Management believes the decrease in sales revenues is due to decreased domestic sales during first half of 2019 when compared with the same period of 2018.

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

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the three and six month periods ended June 30, 2019 and 2018 are as follows:

	Three Months ended June 30, 2019	Three Months ended June 30, 2018	Six Months ended June 30, 2019	Six Months ended June 30, 2018
Domestic Sales	85%	95%	82%	96%
Export Sales	15%	5%	18%	4%

BACKLOG:

As of June 30, 2019, the Company had a sales order backlog of $3,307.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the second quarters of 2019 and 2018 were 46% and 45% of respective net sales and are calculated excluding site support expenses of $20,096 and $6,561 respectively. The cost of sales percentage decrease in the second quarter of 2019 is the result of the product mix sold during the same quarter of 2018. Cost of sales percentages for the six month periods ended June 30, 2019 and 2018 were 46% and 48% of respective net sales and are calculated excluding site support expenses of $23,622 and $7,813 respectively. The cost of sales percentage decrease in the second quarter of 2019 is the result of the product mix sold during the same period of 2018.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2019 increased $25,068 from second quarter of 2018 levels.  The following is a delineation of operating expenses:

	Three Months Ended			Six Month Ended
	June 30, 2019	June 30, 2018	Increase (Decrease)	June 30, 2019	June 30, 2018	Increase (Decrease)
General and administrative	$ 69,188	$ 65,347	$ 3,841	$ 162,694	$ 148,160	$ 14,534
Research and development	51,478	30,791	20,687	116,952	91,427	25,525
Marketing and sales	97,224	96,684	540	197,207	205,004	(7,797)
Total operating expenses	$ 217,890	$ 192,822	$ 25,068	$ 476,853	$ 444,591	$ 32,262

General and administrative:  For the second quarter of 2019, general and administrative expenses increased $3,841 to $69,188, due to increased wages and professional services when compared with the same quarter of 2018. For the six month period, general and administrative expenses increased by $14,534 to $162,694, due to increased wages, professional services and proxy related expenses.

Research and development:  Research and development expenses increased $20,687 to $51,478 during the second quarter of 2019 due to increased expenses related to payroll and prototype build costs when compared with the same quarter of 2018. For the six month period, research and development expenses increased by $25,525 to $116,952, due to increased wages and prototype build costs.

Marketing and sales: During the second quarter of 2019, marketing and sales expenses increased $540 to $97,224 when compared with the same period of 2018, due to decreased payroll and increased travel expense related to sales efforts during the second quarter of 2018. For the six month period, marketing and sales expenses decreased by $7,797 to $197,207, due to decreased wages and an increase in travel and trade shows.

INTEREST INCOME:

The Company earned $5,867 in interest income during the quarter ended June 30, 2019 and $11,755 for the six month period.  Sources of this income were money market accounts and certificates of deposit.

NET LOSS:

The Company had a net loss of $6,219 for the second quarter of 2019 compared to net income of $68,878 for the same quarter of 2018.  For the six-month period ended June 30, 2018, the Company recorded a net loss of $61,044 compared with a net loss of $34,915 for the same period of 2018.  The increase in net loss during 2019 is the result of decreased sales revenues, and increased operating expenses.

B.FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at June 30, 2019 was 14.2 compared to 20.8 at December 31, 2018.  The decrease in current ratio is due to the current portion of lease liability at June 30, 2019 as compared to December 31, 2018.

At June 30, 2019, the Company had cash and cash equivalents of $225,330 as compared to cash and cash equivalent of $323,667 at December 31, 2018, primarily reflecting cash used in operating activities.

Cash used in operating activities increased by $54,754 for the six-month period ended June 30, 2019 when compared to the same period in 2018. The increase is attributable net loss for the period being $26,129 greater than the same period in 2018.  In addition, more cash was utilized in paying accounts payable during the period as compared to prior year

Net cash provided from investing was $0 due to the repurchase of CD’s maturing during the second quarter of 2019. Cash used in financing activities was $14,920 for the repurchase of the Company’s common stock during the six month period ended June 30, 2019.

In management's opinion, the Company's cash and cash equivalents and other working capital at June 30, 2019 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2019.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its stockholders.

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

Item 4.  Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of June 30, 2019.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2. Unregistered Sales of Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

On June 25, 2019, Molex opted to terminate the MDA that was executed on June 13, 2017 and an 8K filed on June 17, 2017. Sales for neither party were material. The Company had immaterial expenses related to this agreement and had not invested any capital resources to fulfill its obligations to the agreement.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Michael W. Eller
Date: July 29, 2019	Name: Michael W. Eller
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: July 29, 2019	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)