Form 10-Q
period 2019-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2019-10-25
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 11, 2019, the number of the Company's shares of common stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (Unaudited)
	September 30,	December 31,
	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$ 199,615	$ 323,667
Certificates of deposit	800,000	900,000
Accounts receivable, net	171,253	57,156
Inventories	711,647	714,995
Prepaid expenses	21,882	21,353
Accrued interest receivable	9,992	13,300
Total current assets	1,914,389	2,030,471

Property and equipment, net of depreciation	14,390	20,368

Right to use – Lease, net of amortization (NOTE 6)	52,855	-

Total assets	$ 1,981,634	$ 2,050,839

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 12,505	$ 71,257
Refundable deposits	2,070	10,310
Accrued wages and bonus	3,664	2,138
Accrued vacation pay	16,146	11,449
Lease liability, current (NOTE 6)	52,855	-
Other accrued liabilities	5,418	2,514
Total current liabilities	92,658	97,668

Total liabilities	92,658	97,668

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,985,748 shares issued and outstanding respectively	4,947	4,986
Additional paid-in capital	929,159	944,040
Retained earnings	954,870	1,004,145
Total stockholders' equity	1,888,976	1,953,171
Total liabilities and stockholders' equity	$ 1,981,634	$ 2,050,839

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
SALES - NET	$ 371,915	$ 299,003	$ 1,141,343	$ 1,078,744
COST OF SALES	(163,041)	(142,138)	(528,415)	(520,335)
GROSS PROFIT	208,874	156,865	612,928	558,409

Operating Expenses
General and administrative	64,756	67,171	227,450	215,330
Research and development	48,445	42,965	165,397	134,392
Marketing and sales	89,414	85,121	286,621	290,125
TOTAL OPERATING EXPENSE	202,615	195,257	679,468	639,847

OPERATING INCOME (LOSS)	6,259	(38,392)	(66,540)	(81,438)

OTHER INCOME
Interest income	5,510	4,857	17,265	12,988
TOTAL OTHER INCOME	5,510	4,857	17,265	12,988

NET INCOME (LOSS) BEFORE INCOME TAX	11,769	(33,535)	(49,275)	(68,450)
Benefit (provision) for income tax	-	-	-	-
NET INCOME (LOSS)	$ 11,769	$ (33,535)	$ (49,275)	$ (68,450)

Basic and diluted earnings per share	$0.00	($0.01)	($0.01)	$ (0.01)

Weighted average shares used in computing income (loss) per share:
Basic average shares	4,946,502	4,986,048	4,949,754	4,986,048
Diluted average shares	4,951,273	4,986,048	4,949,754	4,986,048

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 30,	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (49,275)	$ (68,450)

Noncash items included in net loss:
Depreciation	5,978	8,307

Changes in operating assets and liabilities:
Accounts receivable, net	(114,097)	(17,332)
Inventories	3,348	111,791
Accrued interest receivable	3,308	(4,442)
Prepaid expenses	(529)	(16,567)
Accounts payable	(58,752)	41,014
Refundable deposits	(8,240)	(3,937)
Other accrued liabilities	9,127	(2,079)
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(209,132)	48,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	1,800,000	100,000
Certificates of deposit purchased	(1,700,000)
NET CASH PROVIDED FROM INVESTING ACTIVITIES	100,000	100,000

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares of common stock	(14,920)	-
NET CASH USED IN FINANCING ACTIVITIES	(14,920)	-

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(124,052)	148,305
Cash and cash equivalents at beginning of period	323,667	208,101
Cash and cash equivalents at end of period	$ 199,615	$ 356,406

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balances, January 1, 2018	4,986,048	$4,986	$944,161	$1,120,244	$2,069,391

Net Income/(Loss)	-	-	-	(103,793)	(103,793)

Balance at March 31, 2018	4,986,048	$4,986	$944,161	$1,016,451	$1,965,598

Net Income/(Loss)	-	-	-	68,878	68,678

Balance at June 30, 2018	4,986,048	$4,986	$944,161	$1,085,329	$2,034,476

Net Income/(Loss)	-	-	-	(33,535)	(33,535)

Balance at September 30, 2018	4,986,048	$4,986	$944,161	$1,051,794	$2,000,941

Balances, January 1, 2019	4,985,748	$4,986	$944,040	$1,004,145	$$1,953,171

Net Income/(Loss)	-	-	-	(54,825)	(54,825)

Common stock repurchased	(39,246)	(39)	(14,881)	-	(14,920)

Balance at March 31, 2019	4,946,502	$4,947	$929,159	$943,320	$1,883,426

Net Income/(Loss)				(6,219)	(6,219)

Balance at June 30, 2019	4,946,502	$4,947	$929,159	$943,101	$1,877,207

Net Income/(Loss)	-	-	-	11,769	11,769

Balance at September 30, 2019	4,946,502	$4,947	$929,159	$954,870	$1,888,976

See Notes to Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2019, and its results of operations, cash flows, and changes in stockholders’ equity for the three months and nine months ended September 30, 2019 and 2018.  The balance sheet at December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the three month and nine month period ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.  The Company estimates that for 2019 the anticipated effective annual federal income tax rate will be 0%.

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30, 2019	December 31, 2018
Parts	$ 127,049	$ 133,809
Work in progress	289,679	243,081
Finished goods	294,919	338,105
Total inventories	$ 711,647	$ 714,995

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding–basic and diluted.  For the nine month period ending September 30, 2019 and the three and nine month periods ending September 30, 2018, all outstanding stock options (Note 4) were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the three month period ending September 30, 2019, the calculation of the weighted average number of common shares outstanding–diluted included the common stock equivalents of the outstanding stock options.

NOTE 4 - STOCK OPTIONS

As of September 30, 2019, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  The Board of Directors did not issue stock options during the nine month period ended September 30, 2019.

A summary of option activity during the quarter ended September 30, 2019 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2018	120,000	$0.40
Granted	-	-
Expired	-	-
Outstanding and Exercisable at September 30, 2019	120,000	$0.40	1.1	$2,400

NOTE 5 – REVENUE

The Company’s product revenues are derived from sales of industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products.    During the three-month period ended September 30, 2019 and 2018, the Company’s revenues from products sales were $369,615 and $293,154, respectively.  Revenues from site support and engineering services were $2,300 and $5,849 respectively, over the same periods. As of September 30, 2019, year to date sales from products increased to $1,106,066 as compared to $1,062,346 as of September 30, 2019 and 2018. Revenues from site support and engineering services for the nine months ended September 30, 2019 and 2018, were $35,277 and $16,398, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – REVENUE (Cont.)

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies.  Domestic sales for the three-month period ended September 30, 2019 were $348,419 compared to $271,976 in 2018.  Sales to foreign customers for the three-month period ended September 30, 2019 were $23,496 compared to $27,027 in 2018. Domestic sales for the nine-month period ended September 30, 2019 were $978,290 compared to $1,021,153 in 2018.  Sales to foreign customers for the nine-month period ended September 30, 2019 were $163,053 compared to $57,591 in 2018.

For the three-month period ended September 30, 2019, sales to two customers represented more than 10% of total revenue; three customers represented more than 10% of total revenue for the same period in 2018.

	2019 Sales	2019 % of Total Sales	2018 Sales	2018 % of Total Sales
Domestic customer A	$70,035	20%	$43,616	15%
Domestic customer B	$44,341	12%

For the nine-month period ended September 30, 2019, sales to one customer represented more than 10% of total revenue, one customer represented more than 10% of total revenue for the same period in 2018.

	2019 Sales	2019 % of Total Sales	2018 Sales	2018 % of Total Sales
Domestic customer A	152,450	13%	240,659	22%

As of September 30, 2019 and 2018, the Company had a sales order backlog of $6,691 and $425, respectively.

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

The original lease was effective October 1, 2014 and contained a three-year renewal option and a provision for an annual increase of 2% per year, plus Leasehold Tax of 12.84%.  On September 5, 2017, the Company exercised the three-year option. The first year of this option was not subject to the 2% increase. The current lease does not contain the option to extend the lease.  However, the Company believes that a new lease agreement will be signed prior to the expiration of the current lease.   At September 30, 2019, the remaining lease term is one year.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – LEASES (Cont.)

For the three month and nine-month periods ended September 30, 2019 and 2018, lease expenses of $16,627 and $16,335, and $49,880 and $49,005 respectively, are included in the following expense classifications on the statement of operations:

	Three Months ended September 30, 2019	Three Months ended September 30, 2018	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018
Cost of sales	$ 3,325	$ 3,267	$ 9,976	$ 9,801
General and administrative	3,325	3,267	9,976	9,801
Research and development	3,325	3,267	9,976	9,801
Marketing and sales	6,652	6,534	19,952	19,602
Total	$ 16,627	$ 16,335	$ 49,880	$ 49,005

As of September 30, 2019, total future lease payments are as follows:

For the 12 months ended September 30,
2019	$14,993
2020	44,981
Total	59,974
Less imputed interest	(7,119)
Net lease liability	52,885
Current portion	52,885
Long-term portion	$-

NOTE 7 – STOCK REPURCHASE

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016, the Company’s Board of Director approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s common stock at the price of $0.38 per share. Under the program (the “Stock Repurchase Plan”), shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired. During the three-month period ended September 30, 2019 and 2018, no shares were repurchased. During the nine-month period ended September 30, 2019, the Company repurchased 39,246 shares for $14,920; no shares were repurchased in the nine month period ended September 30, 2018. Since inception of the Stock Repurchase Plan, the Company has repurchased 212,165 shares for a total of $80,622 through September 30, 2019 and $169,378 of the original $250,000 approved by the board remains to be utilized for share repurchases.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended September 30, 2019.  The following statements may be forward looking in nature and actual results may differ materially.

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

A.RESULTS OF OPERATIONS

REVENUES: Total revenues from sales increased to $371,915 for the third quarter of 2019 as compared to $299,003 in the third quarter of 2018, reflecting an increase of 24%.  Management believes the increase in sales revenues is due to increased domestic sales during third quarter of 2019 when compared with the same quarter of 2018. Year to date total revenues from sales increased to $1,141,343 in 2019 as compared to $1,078,744 in 2018, reflecting an increase of 6%.  Management believes the increase in sales revenues is due to increased foreign sales demand, driven by larger automation projects during nine-month period ended September 30, 2019 when compared with the same period of 2018.

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

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the three and nine-month periods ended September 30, 2019 and 2018 are as follows:

	Three Months ended September 30, 2019	Three Months ended September 30, 2018	Nine Months ended September 30, 2019	Nine Months ended September 30, 2018
Domestic Sales	94%	91%	86%	95%
Export Sales	6%	9%	14%	5%

BACKLOG:

As of September 30, 2019, the Company had a sales order backlog of $6,991.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the third quarters of 2019 and 2018 were 44% and 47% of respective net sales. The cost of sales percentage decrease in the third quarter of 2019 is the result of the product mix sold during the same quarter of 2018. Cost of sales percentages for the nine-month periods ended September 30, 2019 and 2018 were 46% and 48% of respective net sales. The cost of sales percentage decrease in the third quarter of 2019 is the result of the product mix sold during the same period of 2018.

OPERATING EXPENSES:

Operating expenses for the third quarter and the first nine months of 2019 increased from third quarter of 2018 levels.  The following is a delineation of operating expenses:

	Three Months Ended			Nine Month Ended
	September 30, 2019	September 30, 2018	Increase (Decrease)	September 30, 2019	September 30, 2018	Increase (Decrease)
General and administrative	$ 64,756	$ 67,171	$ (2,415)	$ 227,450	$ 215,330	$ 12,120
Research and development	48,445	42,965	5,480	165,397	134,392	31,005
Marketing and sales	89,414	85,121	4,293	286,621	290,125	(3,504)
Total operating expenses	$ 202,615	$ 195,257	$ 7,358	$ 679,468	$ 639,847	$ 39,621

General and administrative:  For the third quarter of 2019, general and administrative expenses decreased $2,415 to $64,756, due to decreased professional services when compared with the same quarter of 2018. For the nine-month period, general and administrative expenses increased by $12,120 to $227,450, due to increased wages and professional services.

Research and development:  Research and development expenses increased $5,480 to $48,445 during the third quarter of 2019 due to increased expenses related to payroll and decreased prototype build costs when compared with the same quarter of 2018. For the nine-month period, research and development expenses increased by $31,005 to $165,397, due to increased wages and prototype build costs.

Marketing and sales: During the third quarter of 2019, marketing and sales expenses increased $4,293 to $89,414 when compared with the same period of 2018, due to decreased payroll and increased travel expense related to sales efforts during the third quarter of 2018. For the nine-month period, marketing and sales expenses decreased by $3,504 to $286,621, due to decreased wages and an increase in travel and trade shows in 2018.

INTEREST INCOME:

The Company earned $5,510 in interest income during the quarter ended September 30, 2019 and $17,265 for the nine-month period.  Sources of this income were money market accounts and certificates of deposit.

NET LOSS:

The Company had net income of $11,769 for the third quarter of 2019 compared to net loss of $33,535 for the same quarter of 2018.  For the nine-month period ended September 30, 2019, the Company recorded a net loss of $49,275 compared with a net loss of $68,450 for the same period of 2018.  The decrease in net loss during 2019 is the result of increased sales revenues and increased operating expenses offset by increase in interest income.

B.FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at September 30, 2019 was 20.7 compared to 20.8 at December 31, 2018.  The decrease in current ratio is due to the current portion of lease liability at September 30, 2019 as compared to December 31, 2018.

At September 30, 2019, the Company had cash and cash equivalents of $199,615 as compared to cash and cash equivalent of $323,667 at December 31, 2018, primarily reflecting cash used in operating activities.

Cash used in operating activities increased by $257,438 for the nine-month period ended September 30, 2019 when compared to the same period in 2018. The increase is attributable to more cash being utilized in paying accounts payable during the period as compared to prior year, an increase of $99,766. The change in accounts receivable increased by $96,765 during the same period as compared to the prior year.

Cash provided from investing was $100,000 due to the net redemption of CD’s maturing during the first nine months of 2019. Cash used in financing activities was $14,920 for the repurchase of the Company’s common stock during the nine-month period ended September 30, 2019.

In Management's opinion, the Company's cash and cash equivalents and other working capital at September 30, 2019 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2019.

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

Item 4.  Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of September 30, 2019.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Michael W. Eller
Date: October 25, 2019	Name: Michael W. Eller
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: October 25, 2019	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)