Form 10-K
period 2019-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2020-02-25
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  000-27793

ELECTRONIC SYSTEMS TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Washington	91-1238077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 N. Quay St., Bldg B1, Kennewick, Washington	99336
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (509) 735-9092

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer Emerging Growth Company	☑ ☐	Smaller reporting company	☑

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $1,266,127, based on the reported last sale price of common stock on June 30, 2019, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of February 14, 2020:  4,946,502 shares.

ELECTRONIC SYSTEMS TECHNOLOGY INC.

FORM 10-K

Table of Contents

PART I  3

Item 1. Business.3

Item 1A. Risk Factors.7

Item 1B. Unresolved Staff Comments.8

Item 2. Properties.8

Item 3. Legal Proceedings.8

Item 4. Mine Safety Disclosure.8

PART II9

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.9

Item 6. Selected Financial Data.10

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.11

Item 8. Financial Statements and Supplementary Data.12

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.31

Item 9A. Controls and Procedures.31

Item 9B. Other Information.32

PART III32

Item 10. Directors, Executive Officers and Corporate Governance.32

Item 11. Executive Compensation.34

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.36

Item 13. Certain Relationships and Related Transactions, and Director Independence.38

Item 14. Principal Accounting Fees and Services.38

PART IV39

Item 15. Exhibits and Financial Statement Schedules.39

SIGNATURES40

PART I

FORWARD LOOKING STATEMENTS:

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statement that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always using words or phrases such as “believes”, “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may” or “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements.

The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.  The Company advises readers to carefully review the reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2019.  The following statements may be forward-looking in nature and actual results may differ materially.  All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Item 1. Business.

For over 30 years, Electronic Systems Technology, Inc. (“EST”, “us”, “we”, “our” or the “Company”) has specialized in the development and manufacturing of digital data (non-voice) radio transceivers for use in industrial wireless networking applications.  With reliance on wireless communication in the modern world, the global modernization of industrial control systems now requires the benefits gained by use of wireless technology.  EST designs, manufactures, develops and produces these specialized, hardened products uniquely designed to operate and survive in these difficult environments in which these systems must perform.

The Company’s ESTeem® line of products provide innovative communication solutions for harsh environment applications not served or that are underutilized by conventional, commercial grade communication systems.  Our products are part of the ESTeem® Industrial Wireless Solutions for commercial, industrial, and government arenas both domestically and internationally.  We market through direct sales, sales representatives, resellers and system integrators

EST was incorporated in the State of Washington in February 1984 and was granted a United States Patent for the “Wireless Computer Modem” in May 1987, and Canadian patent in October 1988.  We registered and commenced building brand recognition on the trade name of “ESTeem® Wireless Modems” in 2007.  After reviewing for marketability and profitability, our strategy is to provide product improvements and enhancements that incorporate technological developments in response to customer needs and market opportunities arising from changes in FCC regulations or technological developments.

Development efforts in 2019 were focused primarily on software enhancements and hardware maintenance for the ESTeem® Horizon Series.  These next generation industrial wireless products will improve our networking capability with higher data rates, improved security, improved support features and updates to the latest wireless standards.

In an effort to maintain and expand our customer base in the industrial control marketplace, we team with major automation hardware vendors such as Rockwell Automation.  Our 28-year relationship with Rockwell Automation’s Encompass Program delivers significant benefits via increased exposure to markets that would not otherwise be available to us. Rockwell Automation has the largest market share in the United States and is a major entity in the world-wide automation and controls marketplace.

PRODUCTS AND MARKETS

ESTeem® industrial wireless products provide communication links between computer networks, network enabled devices and mobile devices without cables.  The widespread use of networked computer systems in business, industry and public service and the adoption of mobile devices in all aspects of modern life has created an environment where the wireless network is no longer a convenience but a necessity.  As wireless networking proliferates through the modernization of the industrial sector the need for our products, which are specifically designed for rigors of operation in harsh environments, is increasing dramatically.  Wireless networks are the backbone connections to the Internet for cloud-based services such as the Internet of Things (“IoT”) and Industrial Internet of Things (“IIoT”).

All of the ESTeem® models come with industry standard Ethernet (Internet) communication ports and legacy serial ports to provide the broadest range of connections for both new and legacy hardware.  The combined features such as AES 128 or AES 256 security encryption, self-healing repeaters, mesh networking, long range operation and outdoor weatherproof cases make the ESTeem® products unique in our market space.

PRODUCT APPLICATIONS

Major applications and industries in which ESTeem® products are being utilized are as follows:

Water/Wastewater	Mining
Oil/Gas	Industrial Automation

PRODUCT LINES

We manufacture ten (10) models of the ESTeem® industrial wireless modems that operate in frequency from 150 MHz to 5.8 GHz. A wireless modem is a hardware device for sending and receiving data over a radio carrier and is the foundation of our industrial wireless solution.  Each model will fit best in a specific application based upon several factors such as distance, required data rate and Federal Communication Commission (“FCC”) licensing requirements.  Each wireless network is discussed in detail with the end customer to determine the best overall solution for their application.  No single model or frequency band can solve all applications and having a diverse product selection is critical for expanding our customer base.  The following is a summary of our product offering.

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

ADDITIONAL PRODUCTS AND SERVICES

Various accessories to support the above products, e.g., antennas, power supplies and cable assemblies, are purchased from other manufacturers and resold by us to support the application of our industrial wireless modems for repairs and upgrades.  To assist in the application of ESTeem industrial wireless modems, we also offer professional services, including site survey testing, system start-up, and custom engineering.

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

Our products compete in an environment of rapidly changing technology which results in the necessity for continuous updates and enhancements. Research and Development expenditures for new product development and improvements of existing products for 2019 and 2018 were $210,679 and $179,413 respectively.  None of our research and development expenses were paid directly by any of our customers.  We contract with third parties for software development and hardware design as needed.  Development efforts during 2019 were focused primarily on software enhancements for the ESTeem® Horizon Series and the Edge900. Research and development expenditures will continue, in order to meet our customers’ evolving needs

MARKETING, CUSTOMERS AND SUPPORT

The majority of our products sold during 2019 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers, and the remainder our sales were direct to end-users. Orders are generally place on an "as needed basis".  Shipping of products is usually completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing scheduled projects and custom designed equipment for specific applications.  Our sales order backlog at year end was $34,801.

We advertise in trade publications and attend trade shows specifically targeting industrial automation systems. We provide support personnel and maintain an internet web site to provide access to product and technical information for customers.  We provide technical support and service for our products and installations through phone support, field technicians and internet sources.  High quality customer support is vital to differentiate ourselves in our marketplace. We intend to maintain this high level of customer support by investing in our customer service programs.

COMPETITION

All of our markets are highly competitive as there are approximately twenty major automation hardware manufacturers worldwide.   Listed below are major competitors in the markets in which we compete.

Major Market	Major Competitors
Industrial Automation	FreeWave Technologies, GE/Microwave Data Systems, Prosoft Technology and Cal Amp

Computer networking, inter and intra building, and remote internet access	Cisco, Digital Wireless, D-link, Linksys, P-Com and Proxim

We believe our products compete favorably based on performance, price, and adaptability of the products to a wide range of applications, as well as world class service and support.

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

To protect the Company against unauthorized disclosure of proprietary information belonging to the Company, all employees, dealers, distributors, original equipment manufacturers, sales representatives and other persons having access to confidential information regarding Company products or technology are bound by nondisclosure agreements. Rights to the ESTeem® Wireless Modems, trademark were renewed in 2014.  The initial patents granted in 1987 and 1988 have expired and we currently have no patents on any of our products.

GOVERNMENT REGULATION

For operation in the United States, the ESTeem® industrial wireless products require FCC type acceptance which is granted for devices demonstrating operation within mandated and tested performance criteria.  All of our products requiring FCC type acceptance have been granted such acceptance, and all except the Horizon4.9 have been granted such acceptance in Canada.

The ESTeem® industrial wireless products that operate in the FCC licensed frequency band require licensing under Part 90 of the FCC Rules and Regulations which must be applied for by the end user. We provide information to customers to assist in the application for FCC consumer licenses, although we cannot guarantee FCC licenses in a given frequency spectrum for a particular application will be received.

While there can be no assurance that future FCC regulations will not have material adverse effects on our operations, we are unaware of any such existing or proposed FCC regulations at this time.

SOURCE OF SUPPLY AND MANUFACTURING

Components   are purchased through a number of distributors and key component suppliers, such as Hitachi, Motorola, and others, some of which have long lead times.  Although these components could be replaced or substituted by other products, if necessary, a significant interruption or delay in their availability could have a material adverse effect on our business.

Approximately 46% of the Company’s inventory at December 31, 2019 consisted of parts having lead times ranging from 12 to 30 weeks.  Some parts are maintained at high levels to assure availability to meet production requirements, thus, accounting for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, we do not foresee shortages of materials.  However, developments in the electronic component marketplace, which are also used in cellular phones, personal technology devices and other technology devices, have the potential of creating negative availability and delivery issues for components used by us. Although we have been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers would result.

The Company contracts with multiple companies for manufacturing of sub-assemblies and some engineering assistance services as needed.  By contracting with these companies, the Company is able to avoid staff fluctuations associated with operating its own manufacturing and reduced capital investments in specialized manufacturing equipment.    We review the costs for the services provided by these companies and regularly submits Requests for Quotes (RFQ) to multiple suppliers of these operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

ACCESS TO COMPANY INFORMATION

The Registrant does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the Securities and Exchange Commission (“SEC”) and available for viewing at www.sec.gov.  Electronically filed reports may be accessed at www.sec.gov or via the Company’s website at www.esteem.com.  We make available on our website such reports as soon as reasonably practicable after they are filed with the SEC.

EMPLOYEES

As of December 31, 2019, we employ 9 persons; on a full-time basis (2 in sales/marketing, 1 in technical support, 5 in engineering/manufacturing, and 1 in finance and administration).  The Company’s operations are dependent upon key members of its engineering and management personnel, which, if lost to the Company, could have a material adverse effect on our business.

Item 1A. Risk Factors.

Our common stock value and our business, results of operations, cash flows and financial condition are subject to various risks, including, but not limited to those set forth below. If any of the following risks actually occurs, our common stock, business, results of operations, cash flows and financial condition could be materially adversely affected. These risk factors should be carefully considered together with the other information in this Annual Report on Form 10-K, including the risks and uncertainties described under the heading “Forward-Looking Statements.” This list is not exhaustive of the factors that may affect the Company’s forward-looking statements.  Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of Business” and “Management’s Discussion and Analysis” of this Annual Report.  If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our common stock. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

We cannot predict whether we will be able to sustain revenue growth, profitability or positive cash flow.  Our products are sold in highly competitive markets. Our revenues and operating results may be negatively affected by technology changes in our markets, economic conditions in our markets, and the level of competition in our markets.

Our marketing efforts may be unsuccessful due to limited marketing and sales capabilities. Our limited national advertising and sales coverage may result in our markets not being fully penetrated.  The lack of market penetration may result in an adverse effect on our revenues.  We must continue to develop and maintain appropriate marketing, sales, technical, customer service and distribution capabilities, or enter into agreements with third parties to provide these services, to successfully market our products. A failure to develop these capabilities or obtain third-party agreements could adversely affect us.

We may be unable to produce products for sale if we are unable to obtain component materials.  Our products require highly specialized components, which are subject to rapid obsolescence, limited availability and design change.  Many of the components in our products are also used in cellular phone, pagers and other technology devices.  If we cannot obtain material to produce products, our sales revenues will be negatively impacted.

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

We may be adversely affected by government regulation.  The Federal Communication Commission (FCC) governs use of the products we sell.  If the FCC were to implement rules detrimental to our products and the markets in which they are offered, our operations would be negatively impacted.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2019. We determined that there continues to be material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2019.  We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration.  The same employee is responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses have been evaluated but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property, plants, mines, or any other materially important physical properties.  The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Quay Street, Bldg. B1, Kennewick, Washington.  The Company leases approximately 8,600 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington.  As of December 31, 2019, the total monthly lease cost, including tax, is $5,640.  The lease covers a period of three years, expiring September 2020.

We also own miscellaneous assets, such as computer equipment, laboratory equipment, and furnishings. We maintain insurance in such amounts and covering such losses, contingencies and occurrences deemed adequate to protect our property.  Insurance coverage includes a comprehensive liability policy covering legal liability for bodily injury or death of persons, and for property owned by, or under our control, as well as damage to the property of others.  We also maintain fidelity insurance which provides coverage to the Company in the event of employee dishonesty.

Item 3. Legal Proceedings.

EST is not a party to any material legal proceedings and, to management’s knowledge, no such proceedings are threatened or contemplated.

Item 4. Mine Safety Disclosure.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The closing price for our common stock on the OTCQB was $0.49 on February 14, 2020.

The number of holders of record of common stock of the Registrant as of February 14, 2020 was 342 persons/entities with an unknown number of additional shareholders who hold shares through brokerage firms.

Our stock transfer agent is Corporate Stock Transfer, Inc. 320 Cherry Creek Drive South, Suite 435, Denver CO 80209.

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

The following table shows the Company’s activity and related information for the year ended December 31, 2019 under the Stock Repurchase Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2017-January 31, 2017	98,764	$0.38	98,764	559,130
February 1, 2017-February 28, 2017	-0-	-0-	-0-	559,130
March 1, 2017-March 31,2017	7,725	$0.38	106,489	551,405
April 1, 2017-April 30, 2017	45,601	$0.38	152,090	505,804
May 1, 2017-June 30, 2017	-0-	-0-	-0-	505,804
July 1, 2017-July 31, 2017	8,642	$0.38	160,732	497,162
August 1, 2017-August 31, 2017	11,887	$0.38	172,619	485,275
September 1, 2017-December 31, 2017	-0-	-0-	-0-	485,275
January 1, 2018 – November 31, 2018	-0-	-0-	-0-	485,275
December 1, 2018 – December 31, 2018	300	$0.38	172,919	484,975
January 1, 2019 – January 31, 2019	39,246	$0.38	212,165	445,729
February 1, 2019 – December 31, 2019	-0-	-0-	-0-	445,729
Total	212,165	$0.38	212,165	445,729

Item 6. Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis is provided as supplement to, and is intended to be read in conjunction with, the Company’s audited financial statements and the accompanying integral notes (“Notes”) thereto.  The following statements may be forward-looking in nature and actual results may differ materially.

RESULTS OF OPERATIONS

GENERAL:  We specialize in the manufacturing and development of data radio products.  The Company offers product lines which provide innovative communication solutions for applications not served by existing conventional communication systems.  We offer product lines in markets for process automation in commercial, industrial and government arenas domestically as well as internationally.  We market our products through direct sales, sales representatives, and domestic, as well as foreign, resellers. Operations are sustained solely from revenues received through sales of its products and services.

FISCAL YEAR 2019 vs. FISCAL YEAR 2018

GROSS REVENUES: Total revenues for the fiscal year 2019 were $1,408,548 reflecting an increase of 1.0% from $1,395,030 in gross revenues for fiscal year 2018.  During the year ended December 31, 2019, one customer’s sales accounted for more than 10% of the total sales revenues.  The increase in total revenues is the result of increased Engineering Services during 2019.  Domestic Sales for the fiscal year were $1,179,146 compared to $1,298,447 in 2018. Sales to Foreign Customers for the fiscal year were $229,402 compared to $96,583 in 2018. Product sales decreased to $1,367,171 in 2019, as compared to 2018 sales of $1,374,810, reflecting a decrease of 0.6%.

Interest revenues during 2019 increased to $22,198 from 2018 level of $18,097 due to the increased interest rates for the certificates of deposit held by the Company.

As of December 31, 2019, the Company had sales backlog of $34,801.  The Company’s customers generally place orders on an "as needed basis".  Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:  Cost of Sales, as a percentage of net sales, was 47% and 48% respectively, for 2019 and 2018.  Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  The Company's year-end inventory values for 2019 and 2018 were as follows:

	2019	2018
Parts	$116,843	$133,809
Work in progress	379,987	243,081
Finished goods	325,989	338,105
TOTAL	$822,819	$714,995

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements.

OPERATING EXPENSES: Operating expenses increased to $957,438 in 2019, from 2018 levels of $853,628.  Material changes in expenses are comprised of the following components: Wages/Payroll Taxes/Benefits $39,039, Professional and Purchased Services decreased by $17,476. Bad Debts and Supplies increased $75,035 and $9,977, respectively. Depreciation expense decreased during 2019 to $7,970 from 2018 levels of $11,076 due to the Company’s decreased capital purchases.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in a net loss of $190,957 for 2019, an increase from a net loss of $116,099 for 2018.  At December 31, 2019, the Company's working capital was $1,695,255 compared with $1,932,803 at December 31, 2018. The Company’s operations rely solely on the income generated from sales.  The Company's major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production.  Extended availability for components critical for production of the Company’s products, ranging from 12 to 30 weeks, require the Company to maintain high inventory levels.  It is management’s opinion that the Company’s working capital as of December 31, 2019 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2019 was 11.8:1 compared to 20.8:1 at December 31, 2018.  The decrease in current asset ratio is the result of the Company having increased accounts payable and lease payable for year-end 2019 when compared with year-end 2018.  The Company's cash resources at December 31, 2019, including cash and cash equivalent liquid assets, were $924,936, compared to cash resources of $1,223,667 at year-end 2018.  The decrease in cash and cash equivalent liquid assets is the result of increased inventory and accounts payable. The Company’s cash and cash equivalent assets are held in checking, money market funds and Certificates of Deposits. The Company's accounts receivable at December 31, 2019 were $76,959, compared to $57,156 at year-end 2018.  Management believes that all Company accounts receivable as of December 31, 2019 are collectible and does not have a reserve for uncollectable accounts.

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

Inventory levels as of December 31, 2019, were $822,819, reflecting an increase from December 31, 2018 levels of $714,995. The increase in inventory between December 31, 2019 and December 31, 2018, is due to increased inventory in Work in Progress and includes sub-assemblies committed to purchasing prior to the cancelation of the mutual distribution agreement with Molex which was canceled in June of 2019.

We had no capital expenditures during 2019.  The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.

As of December 31, 2019, our current liabilities increased to $156,909, from 2018 year-end levels of $97,688.  The increase in current liabilities was impacted by an increase in accounts payable to $101,548 from $71,257 and operating lease payable of $39,641 from $0 at the end of 2018.

We had no off-balance sheet arrangements for the year ended December 31, 2019.

Inflation had minimal adverse effect on the Company’s operations during 2019.  Minimal adverse effect is anticipated during 2020.

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

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS AND SUPPLIMENTAL SCHEDULE

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	14

Financial Statements:

Balance Sheets	15

Statements of Operations	16

Statements of Changes in Stockholders’ Equity	17

Statements of Cash Flows	18

Notes to Financial Statements	19-28

Supplemental Schedule	29-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Electronic Systems Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc. (“the Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Leases

As discussed in Notes 1 and 8 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification 842 - Leases.

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

Supplemental Information

The supplemental schedule of operating expenses for the years ended December 31, 2019 and 2018 (“the supplemental information”) has been subjected to audit procedures performed in conjunction with the audit of the Company's financial statements. The supplemental information is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ DeCoria, Maichel & Teague, P.S.

We have served as the Company’s auditor since 2012.

Spokane, Washington

February 21, 2020

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS BALANCE SHEETS DECEMBER 31, 2019 AND 2018
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 274,936	$ 323,667
Certificates of deposit	650,000	900,000
Accounts receivable	76,959	57,156
Inventories	822,819	714,995
Prepaid expenses	20,910	21,353
Accrued interest receivable	6,540	13,300

Total Current Assets	1,852,164	2,030,471

PROPERTY AND EQUIPMENT – NET	12,398	20,368

Right of use – lease, net of amortization (NOTE 8)	39,641	-

TOTAL ASSETS	$ 1,904,203	$ 2,050,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 101,548	$ 71,257
Refundable deposits	2,070	10,310
Accrued wages and bonus	-	2,138
Operating lease payable – current (NOTE 8)	39,641	-
Accrued vacation payable	11,165	11,449
Other accrued liabilities	2,485	2,514

Total Current Liabilities	156,909	97,668

TOTAL LIABILITIES	156,909	97,668

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000 shares authorized, 4,946,502 and 4,985,748 shares issued and outstanding, respectively	4,947	4,986
Additional paid-in capital	929,159	944,040
Retained earnings	813,188	1,004,145
TOTAL STOCKHOLDERS’ EQUITY	1,747,294	1,953,171
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,904,203	$ 2,050,839

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
	2019	2018

SALES – NET	$1,408,548	$1,395,030

COST OF SALES	664,265	675,598

GROSS PROFIT	744,283	719,432

OPERATING EXPENSES	957,438	853,628

OPERATING LOSS	(213,155)	(134,196)

OTHER INCOME
Interest income	22,198	18,097

TOTAL OTHER INCOME	22,198	18,097

NET LOSS BEFORE INCOME TAXES	(190,957)	(116,099)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS AFTER INCOME TAXES	$(190,957)	$(116,099)

LOSS PER SHARE, BASIC AND DILUTED	$(0.04)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	4,948,658	4,986,005

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE AT DECEMBER 31, 2017	4,986,048	$ 4,986	$ 944,161	$ 1,120,244	$ 2,069,391

Net loss	-	-	-	(116,099)	(116,099)

Stock repurchased	(300)	-	(121)	-	(121)

BALANCE AT DECEMBER 31, 2018	4,985,748	4,986	944,040	1,004,145	1,953,171

Net loss	-	-	-	(190,957)	(190,957)

Stock repurchased	(39,246)	(39)	(14,881)	-	(14,920)

BALANCE AT DECEMBER 31, 2019	4,946,502	$ 4,947	$ 929,159	$ 813,188	$ 1,747,294

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(190,957)	$(116,099)
Noncash expenses included in loss:
Depreciation and amortization	7,970	11,076
Write off of uncollectible account receivable	75,035	-
Decrease (increase) in operating assets:
Accounts receivable	(94,838)	41,785
Inventories	(107,824)	47,522
Prepaid expenses	443	(13,313)
Accrued interest receivable	6,760	(8,163)
Increase (decrease) in operating liabilities:
Accounts payable	30,291	52,288
Accrued wages and bonus, vacation and other accrued liabilities	(2,451)	(5,781)
Refundable deposits	(8,240)	6,373
Net Cash provided (used) by Operating Activities	(283,811)	15,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(1,850,000)	(900,000)
Proceeds from maturities of certificates of deposit	2,100,000	1,000,000
Net Cash provided by Investing Activities	250,000	100,000

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares	(14,920)	(121)
Net Cash used by Financing Activities	(14,920)	(121)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,731)	115,567

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	323,667	208,100

CASH AND CASH EQUIVALENTS AT END OF YEAR	$274,936	$323,667

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

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) Topic 606: Revenue from Contracts with Customers. Under Topic 606, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Our contracts with customers contain a single performance obligation. A contract's transaction price is recognized as revenue when, or as, the performance obligation is satisfied.

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

The Company warrants its products as free of manufacturing defects and provides a refund of the purchase price, repair or replacement of the product for a period of one year from the date of installation by the first user/customer.  No allowance for estimated warranty repairs or product returns has been recorded due to the Company’s historical experience of repairs and product returns.

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

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for estimated uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts. As of December 31, 2019, and 2018, the Company’s estimate of doubtful accounts was zero.  The Company’s policy for writing off past due accounts receivable is based on the amount, time past due, and responses received from the subject customer.

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

Certificates of Deposit

Certificates of deposit with original maturities ranging from one month to twelve months were $650,000 and $900,000 at December 31, 2019 and 2018, respectively.

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

Research and Development

Research and development costs are recognized as operating expenses when incurred.  Research and development expenditures for new product development and improvements of existing products by the Company for 2019 and 2018 were $210,679 and $179,413, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies - (Continued)

Advertising Costs

Costs incurred for producing and communicating advertising are recognized as operating expenses when incurred.  Advertising costs for the years ended December 31, 2019 and 2018 were $6,735 and $9,403, respectively.

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

Potentially dilutive common stock equivalents consist of 120,000 and 120,000 stock options outstanding as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the potentially dilutive stock options were not included in the calculation of the diluted weighted average number of shares outstanding or diluted EPS as their effect would have been anti-dilutive.

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

Fair Value Measurements

The Company discloses the following information for each class of assets and liabilities that are measured at fair value:

1.the fair value measurement;

2.the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

3.the amount of the total gains or losses for the period included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date and a description of where those unrealized gains or losses are reported in the statement of operations; and

4.in annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

At December 31, 2019 and 2018, the Company has no assets or liabilities subject to fair value measurements on a recurring basis.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies - (Continued)

New Accounting Pronouncements

Accounting Standards Updates Adopted

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842).  The update modified the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases.  The update was effective for fiscal years beginning after December 15, 2018, with early adoption permitted.  The Company adopted the guidance effective January 1, 2019 and recognized a liability and right-of-use asset of $91,637 as of that date for the Company’s office lease.  The Company elected the transition option to apply the new guidance as of that effective date without adjusting comparative periods presented.  In the adoption of ASU No. 2016-02, the Company elected to not assess leases with terms less than twelve months in length.  See Note 8 for information about the lease.

Accounting Standards Updates to Become Effective in Future Periods

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820):  Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  The update removes, modifies and makes additions to the disclosure requirements on fair value measurements.  The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company is currently evaluating the impact of this update on fair value measurement disclosures.

2.Inventories

Inventories consist of the following:

	2019	2018
Parts	$ 116,843	$ 133,809
Work in progress	379,987	243,081
Finished goods	325,989	338,105
	$ 822,819	$ 714,995

Included in the above amounts are reserves for obsolete inventories of $7,798 and $6,457 at December 31, 2019 and 2018, respectively.

3.Property and Equipment

Property and equipment consist of the following:

	2019	2018
Laboratory equipment	$ 531,999	$ 580,452
Software purchased	35,028	35,028
Furniture and fixtures	16,312	16,310
Dies and molds	73,607	130,176
	656,946	761,966
Accumulated depreciation and amortization	(644,548)	(741,598)
	$ 12,398	$ 20,368

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

4.Income Taxes

For the year ended December 31, 2019 and 2018, the Company did not have an income tax benefit nor provision because of continuing losses.

The components of net deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$ 214,200	$ 175,000
Accrued liabilities	2,400	2,400
Inventories	15,600	16,400
Other	300	1,400
Federal income tax credits	66,000	66,000
Total deferred tax assets	298,500	261,200

Deferred tax liability:
Property and equipment	(2,000)	-

Deferred tax assets, net	296,500	261,200
Less valuation allowance	(296,500)	(261,200)
Total deferred tax assets, net	$ -	$ -

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards and the income tax carryforwards. Management determined that it does not believe it is more likely than not that all of the net deferred tax assets will be realized. Therefore, a valuation allowance has been recorded for the full net deferred tax asset at December 31, 2019 and 2018.

At December 31, 2019, the Company had approximately $66,000 of research and development income tax credits available to reduce federal income taxes in future periods.  The credits expire from 2033-2037.  In addition, at December 31, 2019, the Company had approximately $1,000,000 of net operating loss carryforwards, $750,000 of which will expire between 2034 and 2037.   The remaining balance of $250,000 will never expire but whose utilization is limited to 80% of taxable income in any future year.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory federal income tax rate of 21% were as follows:

	2019	2018
Amount computed using the statutory rate	$ (40,101)	$ (24,381)
Non-deductible items	444	3,981
Change in estimates	4,357	-
Change in valuation allowance	35,300	20,400
Provision (benefit) for federal income taxes	$ -	$ -

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

4.Income Taxes - (Continued)

Should the Company have future accrued interest expense and penalties related to uncertain income tax positions, they will recognize those expenses in income tax expense.

The Company files federal income tax returns in the United States only.  The Company is no longer subject to federal income tax examination by tax authorities for years before 2016.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties.

5.Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit-Sharing Plan and Salary Deferral 401-K Plan and Trust.  All employees over the age of twenty-one are eligible.  On January 1, 2006, the Company adopted a four percent salary matching provision.  The Company contributed $15,854 and $15,742 to the plan for the years ended December 31, 2019 and 2018, respectively.

6.Employee Bonus Program

The Board of Directors establishes Sales and Net Income thresholds at the start of each year that are used in calculating the amount of bonuses that may be awarded. If these thresholds are not achieved, there will be no bonus issued.  There was no accrual or expense recorded for 2019 or 2018.

7.Share-Based Compensation

The Company grants stock options to individual employees and directors with three years continuous tenure.  After termination of employment, stock options may be exercised within ninety days, after which they are subject to forfeiture. There were no option grants during 2019 and 2018.

In the years ended December 31, 2019 and 2018, the Company recognized $0 and $0 respectively, in share-based compensation expense.  No non-vested share-based compensation arrangements existed as of December 31, 2019 and 2018.

A summary of option activity follows:

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

7.Share-Based Compensation, continued

	Number Outstanding	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2017	150,000	$ 0.40	2.6
Granted	-	-
Expired/Forfeited	(30,000)	0.40
Balance at December 31, 2018	120,000	0.40	1.6
Granted	-	-
Expired/Forfeited	-	-
Balance at December 31, 2019	120,000	$ 0.40	0.6

Outstanding and Exercisable at December 31, 2019	120,000	$ 0.40	0.6

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2019 was $1,200.

8.Leases

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company implemented this standard effective January 1, 2019. Upon implementation of the new guidance, the Company recognized a liability and right-of-use asset of $91,637 as of January 1, 2019 for its one operating lease.  To calculate the liability and right of use asset, the Company utilized a 4.0% incremental borrowing rate to discount the future rent payments and remaining lease term on the date of adoption of 1.75 years.

The Company leases its facilities from a port authority for approximately $5,500 per month expiring in September 2020, with annual increases based upon the Consumer Price Index.

The original lease was effective October 1, 2014 and contained a three-year renewal option and a provision for an annual increase of 2% per year, plus Leasehold Tax of 12.84%.  On September 5, 2017, the Company exercised the three-year option. The first year of this option was not subject to the 2% increase. The current lease does not contain the option to extend the lease.  However, the Company believes that a new lease agreement will be signed prior to the expiration of the current lease.   At December 31, 2019, the remaining lease term is nine months.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

8.Leases, continued

As of December 31, 2019, total future lease payments are as follows:

For the 12 months ended December 31,
2020	$44,981
Less imputed interest	(5,340)
Net lease liability- current	$39,641

For the years ended December 31, 2019 and 2018, costs relating to the operating lease were recognized in the statement of operations as follows:

	2019			2018
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$ 11,840	$ 47,359	$ 59,199	$ 11,633	$ 46,533	$ 58,166
Variable lease costs	1,520	6,081	7,601	1,493	5,974	7,467
Total lease costs	$ 13,360	$ 53,440	$ 66,800	$ 13,126	$ 52,507	$ 65,633

9.Revenue

The Company product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products.    During the years ended December 31, 2019 and 2018, the Company’s revenue from products sales was $1,367,171 and $1,374,810, respectively.    Revenue from site support and engineering services was $41,377 and $20,220 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies.  Domestic sales for the fiscal year were $1,179,146 compared to $1,298,447 in 2018.  Sales to foreign customers for the fiscal year were $229,402 compared to $96,583 in 2018.

During 2019, sales to one customer represented more than 10% of total revenue. Sales to this domestic customer totaled $199,795 and were for products only.  One customer had sales greater than 10% of total revenue in 2018 of $260,944 and were for products only.

As of December 31, 2019 and 2018, the Company had a sales order backlog of $34,801 and $3,780, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

10.Stock Repurchase

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016, the Company’s Board of Director approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s common stock at the price of $0.38 per share. Under the program (the “Stock Repurchase Plan”), shares may be repurchased in open market transactions. Shares repurchased are retired.

During the years ended December 31, 2019 and 2018, the Company repurchased 39,246 and 300 shares of its common stock for $14,920 and $121, respectively.   As of December 31, 2019, the Company has repurchased a total of 212,165 shares for a total cost of $80,629 and a balance of $169,371 remains of the original $250,000 approved by the board.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
	2019	2018

Advertising	$ 6,735	$ 9,403
Dues and subscriptions	3,175	3,275
Depreciation	7,970	11,076
Insurance	13,053	11,538
Materials and supplies	18,875	8,898
Office and administration	7,351	7,813
Printing	3,513	2,897
Professional services	117,243	134,485
Rent and utilities	75,071	73,528
Repair and maintenance	2,404	1,281
Salaries and benefits	622,708	585,761
Taxes, licenses & health insurance	161,720	160,532
Telephone	8,444	8,309
Warranty expense	1,891	-
Write off of uncollectible account receivable	75,035	-
Trade shows	21,010	22,820
Travel expenses	32,428	29,495

	1,178,626	1,071,111

Expenses allocated to cost of sales	(221,188)	(217,483)

Total Operating Expenses	$ 957,438	$ 853,628

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including the Chief Executive Officer and Principal Accounting Officer, these positions are currently held by the same individual, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2019.

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

As of December 31, 2019, management conducted an assessment of the effectiveness of EST’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements. The material weakness is as follows:

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

During the quarter ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2019 as well as the term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/02/17 – 06/05/20	71	Former President of the Company
Vern Kornelsen	06/02/17 – 06/05/20	87	General Partner of EDCO
Thomas Schaefer	06/01/2018 – 06/01/2021	58	Vice President of Online Development Inc.
Donald Siecke	06/01/2018 – 06/01/2021	79	President of Kelmore Development Corp.
Michael W. Eller	06/07/2019-06/03/2022	59	President of Electronic Systems Technology, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2019 is comprised of Don Siecke (Chairman) and Tom Schaefer. The Audit Committee met on one occasion in 2019.  The Board of Directors has determined that Mr. Siecke is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Board’s conclusions regarding the qualifications of Mr. Siecke as an audit committee financial expert were based on his experience as a certified public accountant and his degree in accounting.

The Board has also adopted a charter for the Audit Committee. The charter for the audit committee is available on our website at www.esteem.com . The audit committee charter is also available in print to any shareholder who requests it.

Compensation Committee

There is no Compensation Committee of the Board of Directors. The Board of Directors did establish an Employee/Director Stock Option Committee consisting of all Directors.  The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2019. There is no charter for the Employee/Director Stock Option Committee.

Code of Ethics

On June 2, 2005, the Company's Board of Directors adopted a Code of Ethics for the Company.  The Codes of Ethics, and any subsequent amendments thereto, (other than technical, administrative or non-substantive amendments), and any waivers of a provision of the Code of Ethics for directors or executive officers, are available on our website at www.esteem.com.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2019; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
Michael Eller	59	President/CEO/Principal Accounting Officer	Employed at will	9/7/12- Present

The following is a brief description of the business experience during the last five years of each director and/or executive officer of the Company.

T.L. KIRCHNER.  Mr. Kirchner is founder, Past President and a Director of the Company.  Mr. Kirchner does not serve as a director for any other company registered under the Securities Exchange Act.

VERN D. KORNELSEN.  Mr. Kornelsen is the General Partner of EDCO Partners LLLP.  Mr. Kornelsen formerly practiced as a certified public accountant in Denver, CO for many years and is a financial consultant to several early stage companies.  He was a director of Valleylab for 10 years and led an investor group that provided a portion of its initial funding.  Mr. Kornelsen has been a director and participated in the capitalizing of a number of early stage companies, and is currently a director and audit-committee member of a publicly-held company, Encision Inc. of Boulder, CO.  He is also the Chairman, Secretary, Director, and CFO of Lifeloc Technologies, Inc., a publicly-held company located in Wheat Ridge, CO.

THOMAS J. SCHAEFER: Mr. Schaefer is Vice President of Online Development Inc. a division of Softing AG based in Munich, Germany.  He is responsible for business development activities and the integration of new business acquisitions.  Prior to his current position Tom was President of Phoenix Digital Corporation a privately held company based in Scottsdale, AZ that provides redundant mission critical networking technology for industrial automation systems.  Mr. Schaefer also spent 30 years at Rockwell Automation.  His last assignment, at Rockwell, was the Global Industry Manager for Rockwell’s Water Industry focus.  During Mr. Schaefer’s tenure at Rockwell he held various positions that included P&L responsibility for the Service business unit, Sales and Marketing for Software/MES, and Sales and Application responsibility for the Drive Systems/Power Products group.

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

MICHAEL W. ELLER.  Mr. Eller is the President and Principal Accounting Officer.  During the last five years Mr. Eller has been a full-time employee of the Company. Prior to joining EST Mr. Eller was employed at Macys Logistics and Operations where he was employed as the Vice President of Operations and Director of Finances.  Mr. Eller does not serve as a director for any other company registered under the Securities Exchange Act.

Family Relationships

None.

Section 16(A) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2019 to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

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

Information concerning the compensation of the Company’s principal executive officer and principal accounting officer, as well as any other compensated employees of the Registrant's whose total compensation exceeded $100,000 during 2019 and 2018 is provided in the following Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”):

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)
Michael W. Eller President CEO/Principal Accounting Officer	2019	$118,400	-	-	-	-	-	$21,562	$139,962
	2018	$115,300	-	-	-	-	-	$21,305	$136,605

(1)Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus.

(2)Amount represents the dollar amount recognized for financial statement reporting purposes.

(3)All Other Compensation consists of premiums paid for Severance pay, Group Health Insurance, Accrued Vacation Pay and Company paid 401(k) matching amounts.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2019 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
Michael W. Eller	-0-	0%	$0.00	n/a

(5)This table does not include Stock Options granted previously.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2019 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

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

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. The Board of Directors approved a stipend for members that are not employed by the company in the amount of $375 per quarter of service on the Board of Directors.  There is currently no other compensation arrangements for the Company’s directors.  (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.)  The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2019 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
T.L. Kirchner	$1,500	$0	$0	$0	$0	$0	$1,500
Vern Kornelsen	$1,500	$0	$0	$0	$0	$0	$1,500
Thomas Schaefer	$1,500	$0	$0	$0	$0	$0	$1,500
Donald Siecke	$1,500	$0	$0	$0	$0	$0	$1,500
Michael W. Eller	$0	$0	$0	$0	$0	$0	$0

(1) Compensation information for Michael Eller, President and Principal Accounting Officer is contained in the Executive Compensation Summary Compensation Table.

(2) Amount represents the Director Stipend paid in 2019.

(3) Amount represents the dollar amount recognized for financial statement reporting purposes. Assumptions made in the valuation of stock option awards are disclosed in Note 7 of the Notes to the Financial Statements in this Form 10-K.

(4) Amounts represent reimbursement of out-of-pocket expenses related to directors’ duties associated with the Company's business (ie. travel expenses for attending Company Director’s Meetings).

The Company currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

Option Exercises

During our fiscal year ended December 31, 2019, there were no options exercised by our NEO’s or Directors.

We do not currently have a Long-Term Incentive Plan (“LTIP”).

Summary of Executive Employment Agreements

There are no executive employment agreements with any officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2019, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	EDCO Partners LLLP 4605 Denice Drive Englewood CO 80111	1,553,500	31.4%
Common	T.L. Kirchner 415 N. Quay St. Kennewick WA 99336	403,488	8.2%
Common	Zeff Capital, LP 1601 Broadway, 12th Floor New York NY 10019	602,181	12.2%

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

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 13, 2020, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Name/Address of Beneficial Owner (1)	Title of Class	Amount & Nature of Beneficial Ownership	Percent of Class
T.L. Kirchner (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	403,488	8.2%
Vern Kornelsen (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	1,553,500	31.4%
Thomas Schaefer (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	-	-
Donald Siecke (Director)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	-(2)	-
Michael W. Eller (Officer)/415 N. Quay St., Bldg B1 Kennewick, WA	Common	35,000 (1)	0.7%
All Officers and Directors as a group	Common	1,991,988	40.3%

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

Recipients of Stock Options currently unexpired as of December 31, 2019 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 8-7-2015
Alan B. Cook	25,000	0.40
Eric P. Marske	30,000	0.40
Michael Eller	35,000	0.40
Dan Tolley	30,000	0.40
Total	120,000	0.40

Stock options must be exercised within 90 days after termination of employment/board membership.  During 2019, no options were granted and no shares under option were exercised.  At December 31, 2019, there were 120,000 options outstanding and exercisable.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

None.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

The following table presents fees billed to us during December 31, 2019 and 2018, for professional services provided by DeCcoria Maichel & Teague.

Year Ended	December 31, 2019	December 31, 2018
Audit fees (1)	$39,950	$38,000
Audit-related fees (2)	-	-
Tax fees (3)	3,000	2,700
All other fees (4)	-	1,150
Total Fees	$42,950	$41,850

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

Date:  February 25, 2019

By:  /s/ Michael W. Eller

       Michael W. Eller, President

       (Principal Accounting Officer)

Date:  February 25, 2019

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ T.L. KIRCHNER	Director	February 25, 2019
T.L. Kirchner

/s/ VERN KORNELSEN	Director	February 25, 2019
Vern D. Kornelsen

/s/ THOMAS SCHAEFER	Director	February 25, 2019
Thomas Schaefer

/s/ DONALD SIECKE	Director	February 25, 2019
Don Siecke