Form 10-Q
period 2020-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2020-04-23
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Small Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 16, 2020, the number of the Company's shares of common stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (Unaudited)
	March 31,	December 31,
	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$ 297,906	$ 274,936
Certificates of deposit	499,999	650,000
Accounts receivable, net	76,897	76,959
Inventories	770,547	822,819
Prepaid expenses	21,995	20,910
Accrued interest receivable	2,190	6,540
Total current assets	1,669,534	1,852,164

Property and equipment, net of depreciation	10,660	12,398

Right to use – Lease, net of amortization (NOTE 6)	26,428	39,641

Total assets	$ 1,706,622	$ 1,904,203

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 12,559	$ 101,548
Refundable deposits	1,060	2,070
Accrued wages and bonus	3,997	-
Accrued vacation pay	16,392	11,165
Lease liability, current portion (NOTE 6)	26,428	39,641
Other accrued liabilities	6,916	2,485
Total current liabilities	67,352	156,909

Total liabilities	67,352	156,909

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding respectively	4,947	4,947
Additional paid-in capital	931,441	929,159
Retained earnings	702,882	813,188
Total stockholders' equity	1,639,270	1,747,294
Total liabilities and stockholders' equity	$ 1,706,622	$ 1,904,203

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2020	2019

SALES - NET	$ 273,968	$ 374,166
COST OF SALES	(149,231)	(175,915)
GROSS PROFIT	124,737	198,251

OPERATING EXPENSES
General and administrative	95,713	93,506
Research and development	54,897	65,474
Marketing and sales	87,896	99,984
Total operating expenses	238,506	258,964
OPERATING LOSS	(113,769)	(60,713)

OTHER INCOME
Interest income	3,463	5,887
Total other income	3,643	5,887

NET LOSS BEFORE INCOME TAX	(110,306)	(54,826)
Benefit (provision) for income tax	-	-
NET LOSS	$ (110,306)	$ (54,826)

Basic and diluted loss per share	$ (0.02)	$ (0.01)

Weighted average shares	4,946,502	4,953,043

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (110,306)	$ (54,826)

Noncash items included in net loss:
Depreciation	1,738	1,993
Share based compensation	2,282	-

Changes in operating assets and liabilities:
Accounts receivable, net	62	(104,035)
Inventories	52,272	39,576
Accrued interest receivable	4,350	5,218
Prepaid expenses	(1,085)	(2,390)
Accounts payable	(88,989)	(24,914)
Refundable deposits	(1,010)	(126)
Other accrued liabilities	13,655	7,135
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(127,031)	(132,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	150,001	150,000
NET CASH PROVIDED FROM INVESTING ACTIVITIES	150,001	150,000

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares of common stock	-	(14,920)
NET CASH USED IN FINANCING ACTIVITIES	-	(14,920)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,970	2,711
Cash and cash equivalents at beginning of period	274,936	323,667
Cash and cash equivalents at end of period	$ 297,906	$ 326,378

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balances, January 1, 2019	4,985,748	$ 4,986	$ 944,040	$ 1,004,145	$ 1,953,171

Net loss	-	-	-	(54,826)	(54,826)

Common stock repurchased	(39,246)	(39)	(14,881)	-	(14,920)

BALANCES AT March 31, 2019	4,946,502	$ 4,947	$ 929,159	$ 949,319	$ 1,883,425

Balances, January 1, 2020	4,946,502	$ 4,947	$ 929,159	$ 813,188	$ 1,747,294
Net loss	-	-	-	(110,306)	(110,306)

Common stock options			2,282	-	2,282

BALANCES AT MARCH 31, 2020	4,946,502	$ 4,947	$ 931,441	$ 702,882	$ 1,639,270

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2020, and its results of operations, cash flows, and changes in stockholders’ equity for the three months ended March 31, 2020 and 2019.  The balance sheet at December 31, 2019 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2020 the anticipated effective annual federal income tax rate will be 0%.

Accounting Standards Updates Adopted

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820):  Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  The update removes, modifies and makes additions to the disclosure requirements on fair value measurements.  The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted.  The adoption of this update on January 1, 2020 had no impact on the financial statements.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	March 31, 2020	December 31, 2019
Parts	$ 130,471	$ 116,843
Work in progress	350,327	379,987
Finished goods	289,749	325,989
Total inventory	$ 770,547	822,819

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At March 31, 2020 and 2019, the Company had 180,000 and 120,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income.  However, diluted earnings per share are not presented because their effect would be antidilutive due to Company’s losses.

NOTE 4 - STOCK OPTIONS

As of March 31, 2020, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On March 13, 2020, the Board of Directors canceled all 120,000 outstanding stock options that were granted on August 7, 2017 and due to expire on August 6, 2020.    In addition, the Board of Directors granted 180,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vest immediately.    The fair value of the options was determined using the Black-Scholes model using the following variables:   stock price of $0.40, volatility of 79.27%, expected term of 5 years with a forfeiture rate of 95%, and a discount factor of 0.72%. Share based compensation of $2,282 was recognized during the three month period ended March 31, 2020.

A summary of option activity during the three ended March 31, 2020 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2019	120,000	$0.40	0.6	$1,200
Granted	180,000	$0.40	5.0
Cancelled	(120,000)	$0.40	-
Outstanding and Exercisable at March 31, 2020	180,000	$0.40	5.0	Nil

There were no stock option transactions in 2019.

NOTE 5 – REVENUE

The Company product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products.  During the three month period ended March 31, 2020 and 2019, the Company’s revenue from products sales was $252,968 and $369,389, respectively.  Revenue from site support and engineering services was $21,000 and $4,777 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies.  Domestic sales for the three month period ended March 31, 2020 were $241,975 compared to $292,193 in 2019.  Sales to foreign customers for the three month period ended March 31, 2020 were $31,993 compared to $81,973 in 2019.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – REVENUE (Cont.)

For the three month period ended March 31, 2020, sales to three customers represented more than 10% of total revenue, three customers represented more than 10% of total revenue for the same period in 2019.

	2020 Sales	2020 %age of Total Sales	2019 Sales	2019 %age of Total Sales
Domestic customer A	29,900	11%	84,788	23%
Domestic customer B	29,805	11%	72,350	19%
Foreign customer C	31,993	12%	52,076	14%

As of March 31, 2020 and 2019, the Company had a sales order backlog of $5,028 and $11,538, respectively.

NOTE 6 - LEASES

The Company leases its facilities from a port authority for $5,639 per month for three years, expiring in September 2020, with annual increases based upon the Consumer Price Index.

The original lease was effective October 1, 2014 and contained a three-year renewal option and a provision for an annual increase of 2% per year, plus Leasehold Tax of 12.84%.  On September 5, 2017, the Company exercised the three year option. The first year of this option was not subject to the 2% increase. The current lease does not contain the option to extend the lease.  However, the Company believes that a new lease agreement will be signed prior to the expiration of the current lease. At March 31, 2020, the remaining lease term is 6 months.

For the three month periods ended March 31, 2020 and 2019, lease expense of $16,918 and $16,627, respectively, are included in the following expense classifications on the statements of operations:

	2020			2019
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$ 2,998	$ 11,995	$ 14,993	$ 2,947	$ 11,788	$ 14,735
Variable lease costs	385	1,540	1,925	378	1,514	1,892
Total lease costs	$ 3,383	$ 13,535	$ 16,918	$ 3,325	$ 13,302	$ 16,627

As of March 31, 2020, total future lease payments are as follows:

For the 12 months ended March 31, 2021
2020	$29,987
Total	29,987
Less imputed interest	(3,559)
Net lease liability	26,428
Current portion	26,428
Long-term portion	$-

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – STOCK REPURCHASE

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share (the “Stock Repurchase Plan”). The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s common stock at the price of $0.38 per share. Under the Stock Repurchase Plan, shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired. During the three-month period ended March 31, 2020, no shares were repurchased; 39,246 shares for $14,920 were repurchased in the three-month period ended March 31, 2019.     Since inception of the Stock Repurchase Plan, the Company has repurchased 212,165 shares for a total of $80,622 through March 31, 2020 and $169,378 of the original $250,000 approved by the board remains.

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

A.RESULTS OF OPERATIONS

REVENUES: Total revenues from sales decreased to $273,968 for the first quarter of 2020 as compared to $374,166 in the first quarter of 2019, reflecting a decrease of 26.8%.  Management believes the decrease in sales revenues is due to decreased product demand from both the Domestic and Foreign markets first quarter of 2020 when compared with the same quarter of 2019.

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

Although the COVID-19 situation represents a significant disruption to operations in at least the first half of 2020, we have taken steps intended to keep our staff safe. Staff, whose jobs allow, are telecommuting.  Those whose jobs require specialized equipment continue to work on site and are keeping safe distances to minimize the potential to spread or contract the virus. We are experiencing some disruptions in the supply chain, but at this point do not see it having a material impact on sales.

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales, for the first quarter of 2020 and 2019 are as follows:

For the first quarter	2020	2019
Domestic Sales	88%	78%
Export Sales	12%	22%

BACKLOG:

As of March 31, 2020, the Company had a sales order backlog of $5,028.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2020 and 2019 were 53% and 47% of respective net sales and are calculated excluding site support expenses of $15,080 and $3,526 respectively. The cost of sales percentage increase in the first quarter of 2020 is the result of the product mix sold during the same quarter of 2019.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2020 decreased $20,458 from first quarter of 2019 levels.  The following is a delineation of operating expenses:

	March 31, 2020	March 31, 2019	Increase (Decrease)
General and administrative	$ 95,713	$ 93,506	$ 2,207
Research and development	54,897	65,474	(10,577)
Marketing and sales	87,896	99,984	(12,088)
Total operating expenses	$ 238,506	$ 258,964	$ (20,458)

General and administrative:  For the first quarter of 2020, general and administrative expenses increased $2,207 to $95,713, due to increased wages, taxes and benefits when compared with the same quarter of 2019.

Research and development:  Research and development expenses decreased $10,577 to $54,897 during the first quarter of 2020 due to decreased expenses related to prototype build costs when compared with the same quarter of 2019.

Marketing and sales: During the first quarter of 2020, marketing and sales expenses decreased $12,088 to $87,896 when compared with the same period of 2019, due to decreased travel and trade show expenses during the first quarter of 2020.

INTEREST INCOME:

The Company earned $3,463 in interest income during the quarter ended March 31, 2020 compared to $5,887 during the same period in 2019.  Sources of this income were money market accounts and certificates of deposit.

NET LOSS:

The Company had a net loss of $110,306 for the first quarter of 2020 compared to a net loss of $54,826 for the same quarter of 2019.  The increase in net loss during 2020 is the result of decreased sales revenues and gross margins.

B.FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2020 was 24.8 compared to 11.8 at December 31, 2019.  The increase in current ratio is due to the reduction in accounts payable liability at March 31, 2020 as compared to December 31, 2019.

At March 31, 2020, the Company had cash and cash equivalents of $297,906 as compared to cash and cash equivalent of $274,936 at December 31, 2019, primarily reflecting redemption of certificates of deposits that were held at December 31, 2019.  The certificates of deposit were redeemed to offset the cash used in operation.

Cash used in operating activities decreased by $5,338 for the three-month period ended March 31, 2020 when compared to the same period in 2019. During that period, inventory decreased by $52,272. Accounts payable decreased $88,990 compared to the same period of 2019.

Cash provided from investing was $150,001 due to the redemption of a CD during the first quarter of 2020 which is similar to the redemption of $150,000 from the prior year.

In management's opinion, the Company's cash and cash equivalents and other working capital at March 31, 2020 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2020.

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

Item 4.  Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2020.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Michael W. Eller
Date: April 23, 2020	Name: Michael W. Eller
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: April 23, 2020	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)