Form 10-Q
period 2020-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2020-07-31
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Small Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 12, 2020, the number of the Company's shares of Common Stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (Unaudited)
	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$ 394,875	$ 274,936
Certificates of deposit	499,999	650,000
Accounts receivable, net	53,402	76,959
Inventories	803,528	822,819
Prepaid expenses	20,395	20,910
Accrued interest receivable	4,590	6,540
Total current assets	1,776,789	1,852,164

Property and equipment, net of depreciation	8,922	12,398

Right to use – Lease, net of amortization (NOTE 6)	13,214	39,641

Total assets	$ 1,798,925	$ 1,904,203

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 26,041	$ 101,548
Refundable deposits	1,060	2,070
Accrued wages and bonus	3,656	-
Accrued vacation pay	19,105	11,165
Lease liability, current (NOTE 6)	13,214	39,641
Other accrued liabilities	6,742	2,485
Total current liabilities	69,818	156,909

Long-term liabilities
CARES Act loan payable (NOTE 8)	171,712	-

Total liabilities	241,530	156,909

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding respectively	4,947	4,947
Additional paid-in capital	931,441	929,159
Retained earnings	621,007	813,188
Total stockholders' equity	1,557,395	1,747,294
Total liabilities and stockholders' equity	$ 1,798,925	$ 1,904,203

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
SALES - NET	$ 245,497	$ 395,262	$ 519,464	$ 769,428
COST OF SALES	(132,395)	(189,458)	(281,625)	(365,374)
GROSS PROFIT	113,102	205,804	237,839	404,054

Operating Expenses
General and administrative	69,957	69,188	165,670	162,694
Research and development	50,213	51,478	105,110	116,952
Marketing and sales	86,295	97,224	174,191	197,207
TOTAL OPERATING EXPENSE	206,465	217,890	444,971	476,853

OPERATING INCOME (LOSS)	(93,363)	(12,086)	(207,132)	(72,799)

OTHER INCOME
Grant income (NOTE 8)	9,000	-	9,000	-
Interest income	2,488	5,867	5,951	11,755
TOTAL OTHER INCOME	11,488	5,867	14,951	11,755

NET INCOME (LOSS) BEFORE INCOME TAX	(81,875)	(6,219)	(192,181)	(61,044)
Benefit (provision) for income tax	-	-	-	-
NET INCOME (LOSS)	$ (81,875)	$ (6,219)	$ (192,181)	$ (61,044)

Basic and diluted earnings per share	($0.02)	($0.00)	($0.04)	($0.01)

Basic and diluted weighted average shares used in computing income (loss) per share:	4,946,502	4,946,502	4,946,502	4,949,754

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 30,	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (192,181)	$ (61,044)

Noncash items included in net loss:
Depreciation	3,476	3,985
Share based compensation	2,282	-

Changes in operating assets and liabilities:
Accounts receivable, net	23,557	(80,709)
Inventories	19,291	65,974
Accrued interest receivable	1,950	6,495
Prepaid expenses	515	(4,462)
Accounts payable	(75,507)	(14,084)
Refundable deposits	(1,010)	(8,085)
Other accrued liabilities	15,853	8,513
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(201,774)	(83,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	450,001	900,000
Certificates of deposit purchased	(300,000)	(900,000)
NET CASH PROVIDED FROM INVESTING ACTIVITIES	150,001	-

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares of common stock	-	(14,920)
Proceeds from CARES Act loan payable	171,712	-
NET CASH USED IN FINANCING ACTIVITIES	171,712	(14,920)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	119,939	(98,337)
Cash and cash equivalents at beginning of period	274,936	323,667
Cash and cash equivalents at end of period	$ 394,875	$ 225,330

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, January 1, 2019	4,985,748	$4,986	$944,040	$ 1,004,145	$$1,953,171

Net income (loss)	-	-	-	(54,825)	(54,825)

Common stock repurchased	(39,246)	(39)	(14,881)	-	(14,920)

Balance at March 31, 2019	4,946,502	$4,947	$929,159	$ 943,320	$1,883,426

Net income (loss)	-	-	-	(6,219)	(6,219)

Balance at June 30, 2019	4,946,502	$4,947	$929,159	$ 943,101	$1,877,207

Balances, January 1, 2020	4,946,502	$4,947	$929,159	$ 813,188	$$1,747,294

Net income (loss)	-	-	-	(110,306)	(110,306)

Stock based compensation	-	-	2,282	-	2,282

Balance at March 31, 2020	4,946,502	$4,947	$931,441	$ 702,882	$1,639,270

Net income (loss)	-	-	-	(81,875)	(81,875)

Balance at June 30, 2020	4,946,502	$4,947	$931,441	$ 621,007	$1,557,395

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2020, and its results of operations, cash flows, and changes in stockholders’ equity for the three months and six months ended June 30, 2020 and 2019.  The balance sheet at December 31, 2019 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The results of operations for the three month and six-month period ended June 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2020 the anticipated effective annual federal income tax rate will be 0%.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	June 30, 2020	December 31, 2019
Parts	$ 117,383	$ 116,843
Work in progress	398,357	379,987
Finished goods	287,788	325,989
Total inventories	$ 803,528	822,819

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.  At June 30, 2020 and 2019, the Company had 180,000 and 120,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income.  However, diluted earnings per share are not presented because their effect would be antidilutive due to Company’s losses.

NOTE 4 - STOCK OPTIONS

As of June 30, 2020, the Company had outstanding stock options which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On March 13, 2020, the Board of Directors canceled all 120,000 outstanding stock options that were granted on August 7, 2017 and due to expire on August 6, 2020.    In addition, the Board of Directors granted 180,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vested immediately.    The fair value of the options was determined using the Black-Scholes model using the following variables:   stock price of $0.40, volatility of 79.27%, expected term of 5 years with a forfeiture rate of 95%, and a discount factor of 0.72%. Share based compensation of $2,282 was recognized during the six-month period ended June 30, 2020.

A summary of option activity during the six-month period ended June 30, 2020 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2019	120,000	$0.40	0.6	Nil
Granted	180,000	$0.40	5.0
Canceled	(120,000)	$0.40	-
Outstanding and Exercisable at June 30, 2020	180,000	$0.40	4.7	Nil

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – REVENUE

The Company derives revenues from the sales of industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products.  The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies.

	For the three-month period ending June 30,
	2020			2019
	Domestic Sales	Foreign Sales	Total Sales	Domestic Sales	Foreign Sales	Total Sales
Product Sales	$ 211,164	$ 33,233	$ 244,397	$ 309,479	$ 57,583	$ 367,062
Site Support Sales	1,100	-	1,100	28,200	-	28,200
Total Sales	$ 244,397	$ 33,233	$ 245,497	$ 337,679	$ 57,583	$ 395,292

	For the six-month period ending June 30,
	2020			2019
	Domestic Sales	Foreign Sales	Total Sales	Domestic Sales	Foreign Sales	Total Sales
Product Sales	$ 432,139	$ 65,225	$ 497,364	$ 596,894	$ 139,557	$ 736,451
Site Support Sales	22,100	-	22,100	32,977	-	32,977
Total Sales	$ 454,239	$ 65,225	$ 591,464	$ 629,871	$ 139,557	$ 769,428

For the three-month period ended June 30, 2020, sales to three customers represented more than 10% of total revenue, three customers represented more than 10% of total revenue for the same period in 2019.

	2020 Sales	2020 % of Total Sales	2019 Sales	2019 % of Total Sales
Domestic customer A	$ 28,384	12%	$ 40,362	10%
Domestic customer B	$ 27,802	11%	$ 39,569	10%
Domestic customer C	$ 24,473	10%	$ 37,725	10%

For the six-month period ended June 30, 2020, sales to one customer represented more than 10% of total revenue, two customers represented more than 10% of total revenue for the same period in 2019.

	2020 Sales	2020 % of Total Sales	2019 Sales	2019 % of Total Sales
Domestic customer A	57,702	11%	122,503	16%
Domestic customer B	-	-	79,950	10%

As of June 30, 2020 and 2019, the Company had a sales order backlog of $4,118 and $3,307, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - LEASES

The Company leases its facilities from a port authority for $5,639 per month for three years, expiring in September 2020, with annual increases based upon the Consumer Price Index. The original lease was effective October 1, 2014 and contained a three-year renewal option and a provision for an annual increase of 2% per year, plus Leasehold Tax of 12.84%.  On September 5, 2017, the Company exercised the three-year option. The first year of this option was not subject to the 2% increase. The current lease does not contain the option to extend the lease.  However, the Company believes that a new lease agreement will be signed prior to the expiration of the current lease. At June 30, 2020, the remaining lease term is .25 years

For the three month and six-month periods ended June 30, 2020 and 2019, lease expenses of $16,918 and $16,627, and $33,836 and $33,254 respectively, are included in the following expense classifications on the statement of operations:

	For the three-month period ending June 30,
	2020			2019
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$ 2,998	$ 11,995	$ 14,993	$ 2,947	$ 11,788	$ 14,735
Variable lease costs	385	1,540	1,925	378	1,514	1,892
Total lease costs	$ 3,383	$ 13,535	$ 16,918	$ 3,325	$ 13,302	$ 16,627

	For the six-month period ending June 30,
	2020			2019
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$ 5,996	$ 23,990	$ 29,986	$ 5,894	$ 23,576	$ 29,470
Variable lease costs	770	3,080	3,850	756	3,028	3,784
Total lease costs	$ 6,766	$ 20,070	$ 33,836	$ 6,650	$ 26,604	$ 33,254

As of June 30, 2020, total future lease payments are as follows:

From July 1, 2020 to October 1, 2020	$14,994
Less imputed interest	(1,780)
Net lease liability	13,214
Current portion	13,214
Long-term portion	$-

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – STOCK REPURCHASE

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s Common Stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016, the Company’s Board of Director approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s Common Stock at the price of $0.38 per share. Under the program (the “Stock Repurchase Plan”), shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired. During the six-month period ended June 30, 2020, no shares were repurchased; 39,246 shares for $14,920 were repurchased in the six-month period ended June 30, 2019. Since inception of the Stock Repurchase Plan, the Company has repurchased 212,165 shares for a total of $80,622 through June 30, 2020 and $169,378 of the original $250,000 approved by the board remains.

On April 23, 2020 repurchases were suspended indefinitely.

NOTE 8 – CARES ACT LOANS PAYABLE

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law.

In April 2020, the Company received a loan of $171,712 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.  The loan, which was in the form of a promissory note, as amended, dated April 13, 2020 issued by the Company (the “Note”); the Note matures on April 13, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on August 13, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire loan amount for qualifying expenses, but there is no guarantee that the loan will be forgiven.

During the three months ended June 30, 2020, the Company received $9,000 under Division A, Title I, Section 1110 of the CARES Act.    The Company is not required to pay this amount back and thus recognized $9,000 as government grant income during the period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended June 30, 2020.  The following statements may be forward looking in nature and actual results may differ materially.

A.RESULTS OF OPERATIONS

As a result of COVID-19, and governmental responses thereto, are experiencing some negative impacts to our business, primarily as a result of reductions in staffing by our customers, and their customers, which is lengthening our normal sales cycles. Many of our customers are also restricting visits from vendors. All of our planned trade shows and sales presentations have been canceled or postponed as a result of the risks associated with face to face meetings. We have utilized various platforms to provide current customers and potential customers with presentations about our products and services. We have also experienced some delays in our supply chain but none of these COVID-19 related disruptions, to the supply chain, has been significant at this point.

REVENUES: Total revenues from sales decreased to $245,497 for the second quarter of 2020 as compared to $395,262 in the second quarter of 2019, reflecting a decrease of 38%.  Management believes the decrease in sales revenues is due to the impact of the COVID-19 stay at home orders when compared with the same quarter of 2019. Year to date total revenues from sales decreased to $519,464 in 2020 as compared to $769,428 in 2019, reflecting a decrease of 32.5%.  Management believes the decrease in sales revenues is due to the impact of the COVID-19 stay at home orders when compared with the same period of 2019.

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

Although the COVID-19 situation represents a significant disruption to operations in 2020, we have taken steps intended to keep our staff safe. Staff, whose jobs allow, are telecommuting.  Those whose jobs require specialized equipment continue to work on site and are keeping safe distances to minimize the potential to contract or spread the virus. We are observing social distancing for those employees that remain on-site. Masks have been provided to all employees to minimize the risk of exposure. Daily monitoring of temperatures as well as adding sanitizers have also been instituted.

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the three and six month periods ended June 30, 2020 and 2019 are as follows:

	Three Months ended June 30, 2020	Three Months ended June 30, 2019	Six Months ended June 30, 2020	Six Months ended June 30, 2019
Domestic Sales	87%	85%	87%	82%
Export Sales	13%	15%	13%	18%

BACKLOG:

As of June 30, 2020, the Company had a sales order backlog of $4,118.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the second quarters of 2020 and 2019 were 54% and 48% of respective net sales. The cost of sales percentage increase in the second quarter of 2020 is the result of the product mix sold during the same quarter of 2019. Cost of sales percentages for the six month periods ended June 30, 2020 and 2019 were 54% and 47%. The cost of sales percentage increase in the second quarter of 2020 is the result of the product mix sold during the same period of 2019.

OPERATING EXPENSES:

Operating expenses for the second quarter of 2020 decreased $11,425 from second quarter of 2019 levels.  The following is a delineation of operating expenses:

	Three Months Ended			Six Month Ended
	June 30, 2020	June 30, 2019	Increase (Decrease)	June 30, 2020	June 30, 2019	Increase (Decrease)
General and administrative	$ 69,957	$ 69,188	$ 769	$ 165,670	$ 162,694	$ 2,976
Research and development	50,213	51,478	(1,265)	105,110	116,952	(11,842)
Marketing and sales	86,295	97,224	(10,929)	174,191	197,207	(23,016)
Total operating expenses	$ 206,465	$ 217,890	$ (11,425)	$ 444,971	$ 476,853	$ (31,882)

General and administrative:  For the second quarter of 2020, general and administrative expenses increased $769 to $69,957, due to increased wages when compared with the same quarter of 2019. For the six-month period, general and administrative expenses increased by $2,976 to $165,670, due to increased wages and professional services.

Research and development:  Research and development expenses decreased $1,265 to $50,213 during the second quarter of 2020 due to decreased expenses related to prototype build costs when compared with the same quarter of 2019. For the six-month period, research and development expenses decreased by $11,842 to $105,110, due to decreased prototype build costs.

Marketing and sales: During the second quarter of 2020, marketing and sales expenses decreased $10,929 to $86,295 when compared with the same period of 2019, due to decreased payroll and decreased travel expense related to cancelation of trade shows during the second quarter of 2020. For the six-month period, marketing and sales expenses decreased by $23,016 to $174,191, due to decreased travel and trade shows.

OTHER INCOME:

The Company earned $2,488 in interest income during the quarter ended June 30, 2020 and $5,951 for the six-month period.  Sources of this income were money market accounts and certificates of deposit. The Company received a government grant under the CARES Act in the amount of $9,000 for COVID relief.

NET LOSS:

The Company had a net loss of $81,875 for the second quarter of 2020 compared to a net loss of $6,219 for the same quarter of 2019.  For the six-month period ended June 30, 2020, the Company recorded a net loss of $192,181 compared with a net loss of $61,044 for the same period of 2019.  The increase in net loss during 2020 is the result of decreased sales revenues and gross income.

B.FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at June 30, 2020 was 25.4 compared to 11.8 at December 31, 2019.  The increase in current ratio is due to the reduction in accounts payable and the current portion of lease liability at June 30, 2020 as compared to December 31, 2019.

At June 30, 2020, the Company had cash and cash equivalents of $394,875 as compared to cash and cash equivalent of $274,936 at December 31, 2019, primarily reflecting cash provided in investing and financing activities.

Cash used in operating activities increased by $118,357 for the six-month period ended June 30, 2020 when compared to the same period in 2019. The increase is attributable to an increase in net loss for the period being $131,137 greater than the same period in 2019.

Net cash provided from investing was $150,001 due to the redemption of certificates of deposits maturing during the first half of 2020. Cash provided from financing activities was $171,712, which were the proceeds of the CARES Act loan received during the six-month period ended June 30, 2020. We believe that the entire loan will be forgiven based on recent amendments to the CARES Act for forgiveness.

In management's opinion, the Company's cash and cash equivalents and other working capital at June 30, 2020 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2020.

As a result of COVID-19, and governmental responses thereto, we are experiencing some negative impacts to our business, primarily as a result of reductions in staffing by our customers, and their customers, which is lengthening our normal sales cycles. Many of our customers are also restricting visits from vendors. All of our planned trade shows and sales presentations have been canceled or postponed as a result of the risks associated with face to face meetings. We have utilized various platforms to provide current customers and potential customers with presentations about our products and services. We have also experienced some delays in our supply chain but none of these COVID-19 related disruptions has been significant at this point.

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

Item 4.  Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of June 30, 2020.

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

None.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Michael W. Eller
Date: July 29, 2020	Name: Michael W. Eller
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: July 29, 2020	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)