Form 10-Q
period 2020-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2020-10-26
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 12, 2020, the number of the Company's shares of Common Stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (Unaudited)
	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$ 143,340	$ 274,936
Certificates of deposit	599,999	650,000
Accounts receivable, net	116,384	76,959
Inventories	781,816	822,819
Prepaid expenses	26,060	20,910
Accrued interest receivable	7,017	6,540
Total current assets	1,674,616	1,852,164

Property and equipment, net of depreciation	7,183	12,398

Right to use – Lease, net of amortization (NOTE 6)	74,005	39,641

Total assets	$ 1,755,804	$ 1,904,203

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 21,836	$ 101,548
Refundable deposits	1,060	2,070
Accrued wages and bonus	2,470	-
Accrued vacation pay	17,713	11,165
Lease liability, current (NOTE 6)	35,632	39,641
Other accrued liabilities	5,439	2,485
Total current liabilities	84,150	156,909

Long-term liabilities
CARES Act loan payable (NOTE 8)	171,712	-
Lease liability (NOTE 6)	38,373	-
Total long-term liabilities	210,085	-

Total liabilities	294,235	156,909

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding respectively	4,947	4,947
Additional paid-in capital	931,441	929,159
Retained earnings	525,181	813,188
Total stockholders' equity	1,461,569	1,747,294
Total liabilities and stockholders' equity	$ 1,755,804	$ 1,904,203

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
SALES - NET	$ 202,869	$ 371,915	$ 722,333	$ 1,141,343
COST OF SALES	(105,410)	(163,041)	(387,035)	(528,415)
GROSS PROFIT	97,459	208,874	335,298	612,928

Operating Expenses
General and administrative	55,761	64,756	221,431	227,450
Research and development	49,739	48,445	154,850	165,397
Marketing and sales	90,229	89,414	264,420	286,621
TOTAL OPERATING EXPENSE	195,729	202,615	640,701	679,468

OPERATING INCOME (LOSS)	(98,270)	6,259	(305,403)	(66,540)

OTHER INCOME
Grant income (NOTE 8)		-	9,000	-
Interest income	2,444	5,510	8,396	17,265
TOTAL OTHER INCOME	2,444	5,510	17,396	17,265

NET INCOME (LOSS) BEFORE INCOME TAX	(95,826)	11,769	(288,007)	(49,275)
Benefit (provision) for income tax	-	-	-	-
NET INCOME (LOSS)	$ (95,826)	$ 11,769	$ (288,007)	$ (49,275)

Basic and diluted earnings per share	($0.02)	$0.00	($0.06)	($0.01)

Basic weighted average shares	4,946,502	4,946,502	4,946,502	4,949,754

Diluted weighted average shares	4,946,502	4,951,273	4,946,502	4,949,754

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 30,	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (288,007)	$ (49,275)

Noncash items included in net loss:
Depreciation	5,214	5,978
Share based compensation	2,282	-

Changes in operating assets and liabilities:
Accounts receivable, net	(39,425)	(114,097)
Inventories	41,003	3,348
Accrued interest receivable	(477)	3,308
Prepaid expenses	(5,150)	(529)
Accounts payable	(79,713)	(58,752)
Refundable deposits	(1,010)	(8,240)
Other accrued liabilities	11,974	9,127
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(353,309)	(209,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	600,001	1,800,000
Certificates of deposit purchased	(550,000)	(1,700,000)
NET CASH PROVIDED FROM INVESTING ACTIVITIES	50,001	100,000

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repurchase of shares of common stock	-	(14,920)
Proceeds from CARES Act loan payable	171,712	-
NET CASH USED IN FINANCING ACTIVITIES	171,712	(14,920)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(131,596)	(124,052)
Cash and cash equivalents at beginning of period	274,936	323,667
Cash and cash equivalents at end of period	$ 143,340	$ 199,615

Non-cash investing and financing activities:
Recognition of operating lease liability and right of use asset	$ 74,005

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balances, January 1, 2019	4,985,748	$4,986	$944,040	$ 1,004,145	$$1,953,171

Net income (loss)	-	-	-	(54,825)	(54,825)

Common stock repurchased	(39,246)	(39)	(14,881)	-	(14,920)

Balance at March 31, 2019	4,946,502	$4,947	$929,159	$ 949,320	$1,883,426

Net income (loss)	-	-	-	(6,219)	(6,219)

Balance at June 30, 2019	4,946,502	$4,947	$929,159	$ 943,101	$1,877,207

Net income (loss)				11,769	11,769

Balance at September 30, 2019	4,946,502	$4,947	$929,159	$ 954,870	$1,888,976

Balances, January 1, 2020	4,946,502	$4,947	$929,159	$ 813,188	$$1,747,294

Net income (loss)	-	-	-	(110,306)	(110,306)

Stock based compensation	-	-	2,282	-	2,282

Balance at March 31, 2020	4,946,502	$4,947	$931,441	$ 702,882	$1,639,270

Net income (loss)	-	-	-	(81,875)	(81,875)

Balance at June 30, 2020	4,946,502	$4,947	$931,441	$ 621,007	$1,557,395

Net income (loss)	-	-	-	(95,826)	(95,826)

Balance at September 30, 2020	4,946,502	$4,947	$931,441	$ 525,181	$1,461,569

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2020, and its results of operations, cash flows, and changes in stockholders’ equity for the three months and nine months ended September 30, 2020 and 2019.  The balance sheet at December 31, 2019 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The results of operations for the three month and nine-month period ended September 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2020 the anticipated effective annual federal income tax rate will be 0%.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30, 2020	December 31, 2019
Parts	$ 107,188	$ 116,843
Work in progress	360,468	379,987
Finished goods	314,160	325,989
Total inventories	$ 781,816	822,819

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.  For the nine month period ending September 30, 2020 and 2019 and the three month period ending September 30, 2020, all outstanding stock options (Note 4) were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the three month period ending September 30, 2019, the calculation of the weighted average number of common shares outstanding–diluted included the common stock equivalents of the outstanding stock options.

NOTE 4 - STOCK OPTIONS

As of September 30, 2020, the Company had outstanding stock options which have been granted periodically to individual employees and directors.  On March 13, 2020, the Board of Directors canceled all 120,000 outstanding stock options that were granted on August 7, 2017 and were due to expire on August 6, 2020.    In addition, the Board of Directors granted 180,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vested immediately.    The fair value of the options was determined using the Black-Scholes model using the following variables:   stock price of $0.40, volatility of 79.27%, expected term of 5 years with a forfeiture rate of 95%, and a discount factor of 0.72%. Share based compensation of $2,282 was recognized during the nine-month period ended September 30, 2020.

A summary of option activity during the nine-month period ended September 30, 2020 is as follows:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (Years)	Approximate Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2019	120,000	$0.40	0.6	Nil
Granted	180,000	$0.40	5.0
Canceled	(120,000)	$0.40	-
Outstanding and Exercisable at September 30, 2020	180,000	$0.40	4.5	Nil

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

	For the three-month period ending September 30,
	2020			2019
	Domestic Sales	Foreign Sales	Total Sales	Domestic Sales	Foreign Sales	Total Sales
Product Sales	$ 185,408	$ 9,711	$ 195,119	$ 346,118	$ 23,497	$ 369,615
Site Support Sales	7,750	-	7,750	2,300	-	2,300
Total Sales	$ 193,158	$ 9,711	$ 202,869	$ 348,418	$ 23,497	$ 371,915

	For the nine-month period ending September 30,
	2020			2019
	Domestic Sales	Foreign Sales	Total Sales	Domestic Sales	Foreign Sales	Total Sales
Product Sales	$ 617,547	$ 74,936	$ 692,483	$ 943,013	$163,053	$1,106,066
Site Support Sales	29,850	-	29,850	35,277	-	35,277
Total Sales	$ 647,397	$ 74,936	$ 722,333	$ 978,290	$163,053	$1,141,343

For the three-month period ended September 30, 2020, sales to four customers represented more than 10% of total revenue.  Two customers represented more than 10% of total revenue for the same period in 2019.

	2020 Sales	2020 %age of Total Sales	2019 Sales	2019%age of Total Sales
Domestic customer A	$ 26,875	13%	$ 70,035	20%
Domestic customer B	$ 25,640	13%	$ 44,341	12%
Domestic customer C	$ 24,864	12%
Domestic customer D	$ 22,093	11%

For the nine-month period ended September 30, 2020, sales to one customer represented more than 10% of total revenue.  One customer represented more than 10% of total revenue for the same period in 2019.

	2020 Sales	2020 %age of Total Sales	2019 Sales	2019 %age of Total Sales
Domestic customer A	$82,566	11%	$152,450	13%

As of September 30, 2020 and 2019, the Company had a sales order backlog of $3,400 and $6,691, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - LEASES

The Company leases its facilities from a port authority for $5,639 per month for three years, expiring in September 2020, with annual increases based upon the Consumer Price Index. The original lease was effective October 1, 2014 and contained a three-year renewal option and a provision for an annual increase of 2% per year, plus Leasehold Tax of 12.84%.  On September 5, 2017, the Company exercised the three-year option. The first year of this option was not subject to the 2% increase. The lease did not contain the option to extend the lease beyond the September 2020 expiration.

For the three month and nine-month periods ended September 30, 2020 and 2019, lease expenses are included in the following expense classifications on the statement of operations:

	For the three-month period ending September 30,
	2020			2019
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$ 2,998	$ 11,995	$ 14,993	$ 2,947	$ 11,788	$ 14,735
Variable lease costs	385	1,540	1,925	378	1,514	1,892
Total lease costs	$ 3,383	$ 13,535	$ 16,918	$ 3,325	$ 13,302	$ 16,627

	For the nine-month period ending September 30,
	2020			2019
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$ 8,996	$ 36,163	$ 45,159	$ 8,842	$ 35,362	$ 44,204
Variable lease costs	1,155	4,620	5,775	1,134	4,542	5,676
Total lease costs	$ 10,151	$ 40,783	$ 50,934	$ 9,976	$ 39,906	$ 49,880

On September 23, 2020 the Company signed a new two-year lease for its facilities for $3,568 and $3,687 per month for the respective year. The base lease is $3,162 and $3,267 for years one and two. There is a leasehold tax applied to the base lease at 12.84%. The Company has the right to terminate the lease with 90 days’ notice. There is no renewal clause contained in the current lease.  Upon signing the lease, the Company recognized a lease liability and right of use asset of $74,005.

Total future lease payments under the new lease are as follows:

From October 1, 2020 to September 30, 2021	$37,944
From October 1, 2021 to September 30, 2022	39,209
Less imputed interest	(3,148)
Net lease liability	74,005
Current portion	(35,632)
Long-term portion	$38,373

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – STOCK REPURCHASE

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s Common Stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016, the Company’s Board of Director approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s Common Stock at the price of $0.38 per share. Under the program (the “Stock Repurchase Plan”), shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired. During the nine-month period ended September 30, 2020, no shares were repurchased; 39,246 shares for $14,920 were repurchased in the nine-month period ended September 30, 2019. Since inception of the Stock Repurchase Plan, the Company has repurchased 212,165 shares for a total of $80,622 through September 30, 2020 and $169,378 of the original $250,000 approved by the board remains.  On April 23, 2020, repurchases were suspended indefinitely.

NOTE 8 – CARES ACT LOANS PAYABLE

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law.

In April 2020, the Company received a loan of $171,712 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.  The loan, which was in the form of a promissory note, as amended, dated April 13, 2020 issued by the Company (the “Note”); the Note matures on April 13, 2022 and bears interest at a rate of 1% per annum. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. As of September 30, 2020, the Company has used funds from the loan to pay qualifying expenses.  The Company intends to apply for forgiveness of the loan when it receives instructions from the lender at which time grant income of $171,712 will be recognized.

During the nine months ended September 30, 2020, the Company received $9,000 under Division A, Title I, Section 1110 of the CARES Act.    The Company is not required to pay this amount back and thus recognized $9,000 as government grant income during the period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended September 30, 2020.  The following statements may be forward looking in nature and actual results may differ materially.

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

REVENUES: Total revenues from sales decreased to $202,869 for the third quarter of 2020 as compared to $371,915 in the third quarter of 2019, reflecting a decrease of 45.5%.  Management believes the decrease in sales revenues is due to the impact of the COVID-19 stay at home orders when compared with the same quarter of 2019. Year to date total revenues from sales decreased to $722,333 in 2020 as compared to $1,141,343 in 2019, reflecting a decrease of 36.7%.  Management believes the decrease in sales revenues is due to the impact of the COVID-19 stay at home orders when compared with the same period of 2019.

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

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the three and nine month periods ended September 30, 2020 and 2019 are as follows:

	Three Months ended September 30, 2020	Three Months ended September 30, 2019	Nine Months ended September 30, 2020	Nine Months ended September 30, 2019
Domestic Sales	95%	94%	90%	86%
Export Sales	5%	6%	10%	14%

BACKLOG:

As of September 30, 2020, the Company had a sales order backlog of $3,400.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the third quarter of 2020 and 2019 were 52% and 44% of respective net sales. The cost of sales percentage increase in the third quarter of 2020 is the result of the product mix sold during the same quarter of 2019. Cost of sales percentages for the nine month periods ended September 30, 2020 and 2019 were 54% and 46%. The cost of sales percentage increase in the third quarter of 2020 is the result of the product mix sold during the same period of 2019.

OPERATING EXPENSES:

The following is a delineation of operating expenses:

	Three Months Ended			Nine Months Ended
	Sept. 30, 2020	Sept. 30, 2019	Increase (Decrease)	Sept. 30, 2020	Sept. 30, 2019	Increase (Decrease)
General and administrative	$ 55,761	$ 64,756	$ (8,995)	$ 221,431	$ 227,450	$ (6,019)
Research and development	49,739	48,445	1,294	154,850	165,397	(10,547)
Marketing and sales	90,229	89,414	815	264,420	286,621	(22,201)
Total operating expenses	$ 195,729	$ 202,615	$ (6,886)	$ 640,701	$ 679 468	$ (38,767)

General and administrative:  For the third quarter of 2020, general and administrative expenses decreased $8,995 to $55,761, due to decreased wages when compared with the same quarter of 2019. For the nine-month period, general and administrative expenses decreased by $6,019 to $221,431, due to decreased wages and professional services.

Research and development:  Research and development expenses increased $1,294 to $49,739 during the third quarter of 2020 due to increased wages when compared with the same quarter of 2019. For the nine-month period, research and development expenses decreased by $10,547 to $154,850, due to decreased prototype build costs.

Marketing and sales: During the third quarter of 2020, marketing and sales expenses increased $815 to $90,229 when compared with the same period of 2019, due to increased wages. For the nine-month period, marketing and sales expenses decreased by $22,201 to $264,420, due to decreased travel and trade shows.

OTHER INCOME:

The Company earned $2,444 in interest income during the quarter ended September 30, 2020 and $8,396 for the nine-month period.  Sources of this income were money market accounts and certificates of deposit. The Company received a government grant under the CARES Act in the amount of $9,000 for COVID relief.

NET LOSS:

The Company had a net loss of $95,826 for the third quarter of 2020 compared to a net income of $11,769 for the same quarter of 2019.  For the nine-month period ended September 30, 2020, the Company recorded a net loss of $288,007 compared with a net loss of $49,275 for the same period of 2019.  The increase in net loss during 2020 is the result of decreased sales revenues and gross income.

B.FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at September 30, 2020 was 19.9 compared to 11.8 at December 31, 2019.  The increase in current ratio is due to the reduction in accounts payable at September 30, 2020 as compared to December 31, 2019.

At September 30, 2020, the Company had cash and cash equivalents of $143,340 as compared to cash and cash equivalent of $274,936 at December 31, 2019, primarily reflecting cash provided in investing and financing activities.

Cash used in operating activities increased by $144,177 for the nine-month period ended September 30, 2020 when compared to the same period in 2019. The increase is attributable to an increase in net loss for the period being $238,732 greater than the same period in 2019.

Net cash provided from investing was $50,001 due to the redemption of certificates of deposits maturing during the nine months of 2020. Cash provided from financing activities was $171,712, which were the proceeds of the CARES Act loan received during the nine-month period ended September 30, 2020. We believe that the entire loan will be forgiven based on recent amendments to the CARES Act for forgiveness.

In management's opinion, the Company's cash and cash equivalents and other working capital at September 30, 2020 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2020.

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

Item 4.  Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of September 30, 2020.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Michael W. Eller
Date: October 29, 2020	Name: Michael W. Eller
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: October 29, 2020	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)