Form 10-Q/A
period 2020-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2020-10-28
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Electronic Systems Technology, Inc. (the “Company”) for the fiscal quarter ended September 30, 2020, as filed with the Securities and Exchange Commission on October 26, 2020 (the “Original Filing” and the “Original Filing Date”). ”). Subsequent to the filing of the Original Filing, the Company discovered that the XBRL portion of the submission had been removed due to technical errors.  The sole purpose of this Amendment No. 1 is to upload the XBRL files that were removed from the Original Filing.

This Amendment No. 1 consists of a cover page, this Explanatory Note, an updated Exhibit Index and new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not amend, modify, update, or change any other information contained in the Original Filing. This Amendment No. 1 speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Michael W. Eller
Date: October 28, 2020	Name: Michael W. Eller
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: October 28, 2020	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)