Form 10-K
period 2020-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2021-03-09
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  000-27793

ELECTRONIC SYSTEMS TECHNOLOGY INC.

(Exact name of registrant as specified in its charter)

Washington	91-1238077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 N. Roosevelt St., STE B1, Kennewick, Washington	99336
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (509) 735-9092

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	N/A

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $706,129, based on the reported last sale price of common stock on June 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of February 17, 2021:  4,946,502 shares.

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

Item 6. Selected Financial Data.10

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.11

Item 8. Financial Statements and Supplementary Data.12

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.32

Item 9A. Controls and Procedures.32

Item 9B. Other Information.33

PART III33

Item 10. Directors, Executive Officers and Corporate Governance.33

Item 11. Executive Compensation.35

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.37

Item 13. Certain Relationships and Related Transactions, and Director Independence.39

Item 14. Principal Accounting Fees and Services.39

PART IV40

Item 15. Exhibits and Financial Statement Schedules.40

SIGNATURES41

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2020.  The following statements may be forward-looking in nature and actual results may differ materially.  All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Item 1. Business.

For over 35 years, Electronic Systems Technology, Inc. (“EST”, “us”, “we”, “our” or the “Company”) has specialized in the development and manufacturing of digital data (non-voice) radio transceivers for use in industrial wireless networking applications.  With reliance on wireless communication in the modern world, the global modernization of industrial control systems now requires the benefits gained by use of wireless technology.  EST designs, manufactures, develops and produces these specialized, hardened products uniquely designed to operate and survive in these difficult environments in which these systems must perform.

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

Development efforts in 2020 were focused primarily on software enhancements and hardware maintenance for the ESTeem® Horizon Series.  These next generation industrial wireless products will improve our networking capability with higher data rates, improved security, improved support features and updates to the latest wireless standards.

In an effort to maintain and expand our customer base in the industrial control marketplace, we team with major automation hardware vendors such as Rockwell Automation.  Our 29-year relationship with Rockwell Automation’s Encompass Program delivers significant benefits via increased exposure to markets that would not otherwise be available to us. Rockwell

Automation has the largest market share in the United States and is a major entity in the world-wide automation and controls marketplace.

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

Our products compete in an environment of rapidly changing technology which results in the necessity for continuous updates and enhancements. Research and Development expenditures for new product development and improvements of existing products for 2020 and 2019 were $200,024 and $210,679 respectively.  None of our research and development expenses were paid directly by any of our customers.  We contract with third parties for software development and hardware design as needed.  Development efforts during 2020 were focused primarily on software enhancements for the ESTeem® Horizon Series and the Edge900. Research and development expenditures will continue, in order to meet our customers’ evolving needs

MARKETING, CUSTOMERS AND SUPPORT

The majority of our products sold during 2020 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers, and the remainder our sales were direct to end-users. Orders are generally place on an "as needed basis".  Shipping of products is usually completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing scheduled projects and custom designed equipment for specific applications.  Our sales order backlog at year end was $0.

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

Approximately 43% of the Company’s inventory at December 31, 2020 consisted of parts having lead times ranging from 12 to 30 weeks.  Some parts are maintained at high levels to assure availability to meet production requirements, thus, accounting for a significant portion of the Company’s inventory value.  Based on past experience with component availability, distributor relationships, and inventory levels, we do not foresee shortages of materials.  However, developments in the electronic component marketplace, which are also used in cellular phones, personal technology devices and other technology devices, have the potential of creating negative availability and delivery issues for components used by us. Although we have been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future.  If shortages were to occur, material interruption of production and product delivery to customers would result.

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

EMPLOYEES

As of December 31, 2020, we employ 8 persons on a full-time basis (3 in sales/marketing, 1 in technical support, 3 in engineering/manufacturing, and 1 in finance and administration).  The Company’s operations are dependent upon key members of its engineering and management personnel, which, if lost to the Company, could have a material adverse effect on our business.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2020. We determined that there continues to be material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2020.  We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration.  The same employee is responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses have been evaluated but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

The market for our common stock is limited and our shareholders may have difficulty reselling their shares when desired or at attractive market prices.  Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices.  Our Company stock trades on the “over-the-counter” market and is listed on OTCQB tier of the OTC Markets. Our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property, plants, mines, or any other materially important physical properties.  The Company's administrative offices, inventory and laboratories are located in leased facilities at 415 N. Roosevelt Street, STE B1, Kennewick, Washington.  The Company leases approximately 5,270 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington.  As of December 31, 2020, the total monthly lease cost, including tax, is $3,568.  The lease covers a period of two years, expiring September 2022.

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

Item 4. Mine Safety Disclosure.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The closing price for our common stock on the OTCQB was $0.376 on March 1, 2021.

There were 342 holders of record of our Common Stock as of March 1, 2021.

Our stock transfer agent is EQ Shareowner Services, 320 Cherry Creek Drive South, Suite 435, Denver CO 80209.

The Company does not maintain any form of Equity Compensation Plan.

Stock Repurchases

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s common stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016 the Company’s Board of Director approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s common stock at the price of $0.38 per share. Under the program (the “Stock Repurchase Plan”), shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired. On April 23, 2020, repurchases were suspended indefinitely.

The following table shows the Company’s activity and related information for the year ended December 31, 2020 under the Stock Repurchase Plan.

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

FISCAL YEAR 2020 vs. FISCAL YEAR 2019

GROSS REVENUES: Total revenues for the fiscal year 2020 were $1,225,372 reflecting a decrease of 13.0% from $1,408,548 in gross revenues for fiscal year 2019.  During the year ended December 31, 2020, two customers sales accounted for more than 10% of the total sales revenues.  The decrease in total revenues is the result of decreased product sales during 2020.  Domestic Sales for the fiscal year were $927,494 compared to $1,179,146 in 2019. Sales to Foreign Customers for the fiscal year were $297,878 compared to $229,402 in 2019. Product sales decreased to $1,181,022 in 2020, as compared to 2019 sales of $1,367,171 reflecting a decrease of 13.6%.

Interest revenues during 2020 decreased to $10,736 from 2019 level of $22,198 due to the decreased interest rates for the certificates of deposit held by the Company and the reduction of the value of the certificates held during 2020.

As of December 31, 2020, the Company had sales backlog of $0.  The Company’s customers generally place orders on an "as needed basis".  Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES:  Cost of Sales, as a percentage of net sales, was 49% and 47% respectively, for 2020 and 2019.  Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY:  The Company's year-end inventory values for 2020 and 2019 were as follows:

	2020	2019
Parts	$99,303	$116,843
Work in progress	275,230	379,987
Finished goods	257,174	325,989
TOTAL	$631,707	$822,819

The Company's objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements.

OPERATING EXPENSES: Operating expenses decreased to $839,173 in 2020 from 2019 levels of $957,438.  Significant changes in expenses are comprised of the following components: Travel $28,663 decrease, Trade show $13,710 decrease, Professional services $7,989 decrease, Rent $5,003 decrease, and Write off of uncollectible account $75,035 decrease. Depreciation expense decreased during 2020 to $6,953 from 2019 levels of $7,970 due to the Company’s decreased capital purchases.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in a net loss of $202,719 for 2020, an increase from a net loss of $190,957 for 2019.  At December 31, 2020, the Company's working capital was $1,676,530 compared with $1,695,255 at December 31, 2019. The Company’s operations rely solely on the income generated from sales.  The Company's major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production.  Extended availability for components critical for production of the Company’s products, ranging from 12 to 30 weeks, require the Company to maintain high inventory levels.  It is management’s opinion that the Company’s working capital as of December 31, 2020 is adequate for expected resource requirements for the next twelve months.

The Company's current asset to current liability ratio at December 31, 2020 was 20.7:1 compared to 11.8:1 at December 31, 2019.  The increase in current asset ratio is the result of the Company having increased accounts receivable and decreased accounts payable for year-end 2020 when compared with year-end 2019.  The Company's liquid resources at December 31, 2020, including cash and cash equivalent and certificates of deposits, were $808,109, compared to $924,936 at December 31, 2019.  The decrease in liquid resources is the result of the 2020 operating loss. The Company's accounts receivable at December 31, 2020 were $288,884, compared to $76,959 at December 31, 2019.  Management believes that all Company accounts receivable as of December 31, 2020 are collectible and does not have a reserve for uncollectable accounts.

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

Inventories at December 31, 2020 were $631,707, reflecting a decrease from December 31, 2019 of $822,819. The decrease in inventory between December 31, 2020 and December 31, 2019, is due to the reduction of sales and not purchasing to pre-COVID levels of inventory.

We had no capital expenditures during 2020.  The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.

As of December 31, 2020, our current liabilities decreased to $84,916, from $156,909 at December 31, 2019.  The decrease in current liabilities was impacted by a decrease in accounts payable to $21,113 from $101,548.

We had no off-balance sheet arrangements for the year ended December 31, 2020.

Inflation had minimal adverse effect on the Company’s operations during 2020.  Minimal adverse effect is anticipated during 2021.

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

DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS AND SUPPLIMENTAL SCHEDULE

AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	14

Financial Statements:

Balance Sheets	16

Statements of Operations	17

Statements of Changes in Stockholders’ Equity	18

Statements of Cash Flows	19

Notes to Financial Statements	20-29

Supplemental Schedule	30-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Electronic Systems Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc. (“the Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Supplemental Information

The supplemental schedule of operating expenses for the years ended December 31, 2020 and 2019 (“the supplemental information”) has been subjected to audit procedures performed in conjunction with the audit of the Company's financial statements. The supplemental information is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ Assure CPA, LLC. (formerly DeCoria, Maichel & Teague, P.S.)

We have served as the Company’s auditor since 2012.

Spokane, Washington

March 3, 2021

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS BALANCE SHEETS DECEMBER 31, 2020 AND 2019
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$308,110	$274,936
Certificates of deposit	499,999	650,000
Accounts receivable - net	288,884	76,959
Inventories - net	631,707	822,819
Prepaid expenses	28,087	20,910
Accrued interest receivable	4,659	6,540

Total Current Assets	1,761,446	1,852,164

PROPERTY AND EQUIPMENT – NET	5,445	12,398

Right of use – asset, net of amortization (NOTE 8)	65,230	39,641

TOTAL ASSETS	$1,832,121	$1,904,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$21,113	$101,548
Accrued wages	2,699	-
Operating lease liability – current (NOTE 8)	36,753	39,641
Accrued vacation payable	17,631	11,165
Other accrued liabilities	6,720	4,555

Total Current Liabilities	84,916	156,909

Long-term liabilities

CARES Act loan payable (NOTE 11)	171,712	-
Operating lease liability (NOTE 8)	28,635	-

Total Long-term Liabilities	200,347	-

TOTAL LIABILITIES	285,263	156,909

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000 shares authorized, 4,946,502 and 4,946,502 shares issued and outstanding, respectively	4,947	4,947
Additional paid-in capital	931,442	929,159
Retained earnings	610,469	813,188
TOTAL STOCKHOLDERS’ EQUITY	1,546,858	1,747,294
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,832,121	$1,904,203

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
	2020	2019

SALES – NET	$1,225,372	$1,408,548

COST OF SALES	608,654	664,265

GROSS PROFIT	616,718	744,283

OPERATING EXPENSES	839,173	957,438

OPERATING LOSS	(222,455)	(213,155)

OTHER INCOME:
Interest income	10,736	22,198
Government grant income (Note 9)	9,000	-
TOTAL OTHER INCOME	19,736	22,198

NET LOSS BEFORE INCOME TAXES	(202,719)	(190,957)

INCOME TAX PROVISION (BENEFIT)	-	-

NET LOSS AFTER INCOME TAXES	$(202,719)	$(190,957)

LOSS PER SHARE, BASIC AND DILUTED	$(0.04)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	4,946,502	4,948,658

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE AT DECEMBER 31, 2018	4,985,748	$ 4,986	$ 944,040	$ 1,004,145	$ 1,953,171

Net loss	-	-	-	(190,957)	(190,957)

Stock repurchased	(39,246)	(39)	(14,881)	-	(14,920)

BALANCE AT DECEMBER 31, 2019	4,946,502	$ 4,947	$ 929,159	$ 813,188	$ 1,747,294

Net loss	-	-	-	(202,719)	(202,719)

Share based compensation	-	-	2,283	-	2,283

BALANCE AT DECEMBER 31, 2020	4,946,502	$ 4,947	$ 931,442	$ 610,469	$ 1,546,858

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(202,719)	$(190,957)
Noncash expenses included in loss:
Depreciation and amortization	6,953	7,970
Share based compensation	2,283	-
Write off of uncollectible account receivable	-	75,035
Changes in operating assets and liabilities:
Accounts receivable	(211,925)	(94,838)
Inventories	191,112	(107,824)
Prepaid expenses	(7,179)	443
Accrued interest receivable	1,881	6,760
Accounts payable	(80,435)	30,291
Other accrued liabilities	11,488	(10,691)
Net Cash provided (used) by Operating Activities	(288,539)	(283,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposits purchased	(1,049,999)	(1,850,000)
Certificates of deposits redeemed	1,200,000	2,100,000
Net Cash provided by Investing Activities	150,001	250,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of shares of common stock	-	(14,920)
Proceeds from CARES Act loan payable	171,712	-
Net Cash used by Financing Activities	171,712	(14,920)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,174	(48,731)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	274,936	323,667

CASH AND CASH EQUIVALENTS AT END OF YEAR	$308,110	$274,936

Non-cash investing and financing activities:
Recognition of operating lease liability and right of use asset	$74,005	$-

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

Basis of Presentation and Accounting Estimates

The preparation of financial statements are prepared in conformity with generally accepted accounting principles in the United States which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Estimates used in the accompanying financial statements include the allowance for doubtful accounts receivable, inventory obsolescence, useful lives of depreciable assets, share-based compensation, and deferred income taxes.  Actual results could differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue when it has satisfied the performance obligation required under a contract with the customer.   A performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Our contracts with customers contain a single performance obligation. A contract's transaction price is recognized as revenue when, or as, the performance obligation is satisfied.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Cash and cash equivalents are cash and money market funds purchased with original maturities of three months or less.

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for estimated uncollectible accounts receivable.  Accounts receivable are presented net of an allowance for doubtful accounts. As of December 31, 2020 and 2019, the Company’s estimate of doubtful accounts was zero.  The Company’s policy for writing off past due accounts receivable is based on the time past due and responses received from the subject customer.

Inventories

Inventories are stated at lower of direct cost or market.  Cost is determined on an average cost basis that approximates the first-in, first-out (FIFO) method.  Market is determined based on net realizable value and consideration is given to obsolescence.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.  Reclassifications had no effect on net loss, stockholders' equity, or cash flows as previously reported.

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

$499,999 and $650,000 at December 31, 2020 and 2019, respectively.

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

Research and Development

Research and development costs are recognized as operating expenses when incurred.  Research and development expenditures for new product development and improvements of existing products by the Company for 2020 and 2019 were $200,024 and $210,679, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Advertising Costs

Costs incurred for producing and communicating advertising are recognized as operating expenses when incurred.  Advertising costs for the years ended December 31, 2020 and 2019 were $6,351 and $6,735, respectively.

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

Potentially dilutive common stock equivalents consist of 180,000 and 120,000 stock options outstanding as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the potentially dilutive stock options were not included in the calculation of the diluted weighted average number of shares outstanding or diluted EPS as their effect would have been anti-dilutive.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.  At December 31, 2020 and 2019, the Company has no assets or liabilities subject to fair value measurements on a recurring basis.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

New Accounting Pronouncements

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

2.Inventories

Inventories consist of the following:

	2020	2019
Parts	$ 99,303	$ 116,843
Work in progress	275,230	379,987
Finished goods	257,174	325,989
	$ 631,707	$ 822,819

Included in the above amounts are reserves for obsolete inventories of $4,730 and $7,798 at December 31, 2020 and 2019, respectively.

3.Property and Equipment

Property and equipment consist of the following:

	2020	2019
Laboratory equipment	$ 522,575	$ 531,999
Software	35,028	35,028
Furniture and fixtures	15,262	16,312
Dies and molds	73,607	73,607
	646,472	656,946
Accumulated depreciation and amortization	(641,027)	(644,548)
	$ 5,445	$ 12,398

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

4.Income Taxes

For the year ended December 31, 2020 and 2019, the Company did not have an income tax benefit nor provision because of continuing losses.

The components of net deferred tax assets are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$255,900	$214,200
Accrued liabilities	3,700	2,400
Inventories	15,500	15,600
Other	-	300
Federal income tax credits	67,000	66,000
Total deferred tax assets	342,100	298,500

Deferred tax liability:
Property and equipment	(600)	(2,000)
Other	(200)	-
	(800)	(2,000)

Deferred tax assets, net	341,300	296,500
Less valuation allowance	(341,300)	(296,500)
Total deferred tax assets, net	$-	$-

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards and the income tax carryforwards. Management determined that it does not believe it is more likely than not that all of the net deferred tax assets will be realized. Therefore, a valuation allowance has been recorded for the full net deferred tax asset at December 31, 2020 and 2019.

At December 31, 2020, the Company had approximately $67,000 of research and development income tax credits available to reduce federal income taxes in future periods.  The credits expire from 2034-2038.  In addition, at December 31, 2020, the Company had approximately $1,200,000 of net operating loss carryforwards, $750,000 of which will expire between 2034 and 2037.   The remaining balance of $450,000 will never expire but whose utilization is limited to 80% of taxable income in any future year.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory federal income tax rate of 21% were as follows:

	2020	2019
Amount computed using the statutory rate	$ (42,600)	$(40,100)
Non-deductible (taxable) items, net	(1,800)	450
Change in estimates	(400)	4,350
Change in valuation allowance	44,800	35,300
Provision (benefit) for federal income taxes	$ -	$-

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Should the Company have future accrued interest expense and penalties related to uncertain income tax positions, they will recognize those expenses in income tax expense.

The Company files federal income tax returns in the United States only.  The Company is no longer subject to federal income tax examination by tax authorities for years before 2017.  The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties.

5.Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit-Sharing Plan and Salary Deferral 401-K Plan and Trust.  All employees over the age of twenty-one are eligible.  On January 1, 2006, the Company adopted a four percent salary matching provision.  The Company contributed $15,659 and $15,854 to the plan for the years ended December 31, 2020 and 2019, respectively.

6.Employee Bonus Program

The Board of Directors establishes Sales and Net Income thresholds at the start of each year that are used in calculating the amount of bonuses that may be awarded. If these thresholds are not achieved, there will be no bonus issued.  There was no accrual or expense recorded for 2020 or 2019.

7.Share-Based Compensation

The Company grants stock options to individual employees and directors with three years continuous tenure.  After termination of employment, stock options may be exercised within ninety days, after which they are subject to forfeiture. On March 13, 2020, the Board of Directors canceled all 120,000 outstanding stock options that were granted on August 7, 2017 and were due to expire on August 6, 2020.    In addition, the Board of Directors granted 180,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vested immediately.    The fair value of the options was determined using the Black-Scholes model using the following variables:   stock price of $0.40, volatility of 79.27%, expected term of 5 years with a forfeiture rate of 95%, and a discount factor of 0.72%. Share based compensation of $2,283 was recognized in 2020.

In the years ended December 31, 2020 and 2019, the Company recognized $2,283 and $0 respectively, in share-based compensation expense.  No non-vested share-based compensation arrangements existed as of December 31, 2020 and 2019.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of option activity follows:

	Number Outstanding	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2018	120,000	$ 0.40	1.6
Granted	-	-
Expired/Forfeited	-	-
Balance at December 31, 2019	120,000	0.40	1.6
Granted	180,000	0.40	4.2
Expired/Forfeited/Cancelled	(120,000)	0.40
Balance at December 31, 2020	180,000	$ 0.40	4.2

Outstanding and Exercisable at December 31, 2020	180,000	$ 0.40	4.2

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2020 was nil.

8.Leases

On September 23, 2020, the Company signed a new two-year lease for its facilities.  The base lease is $3,162 and $3,267 per month for years one and two, respectively. There is a leasehold tax applied to the base lease at 12.84%. The Company has the right to terminate the lease with 90 days’ notice. There is no renewal clause contained in the current lease.  Upon signing the lease, the Company recognized a lease liability and right of use asset of $74,005 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 4.0%. At December 31, 2020, the remaining lease term is eighteen months.

Prior to the new lease in September 23, 2020, the Company’s lease for its facilities was for $5,639 per month.

As of December 31, 2020, total future lease payments are as follows:

For the 12 months ended December 31,
2021	$38,260
2022	29,407
Total	67,667
Less imputed interest	(2,279)
Net lease liability	65,388
Current portion	36,753
Long-term portion	$28,635

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019, costs relating to the operating lease were recognized in the statement of operations as follows:

	2020			2019
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$ 14,393	$ 40,411	$ 54,804	$ 11,840	$ 47,359	$ 59,199
Variable lease costs	1,836	5,156	6,992	1,520	6,081	7,601
Total lease costs	$ 16,229	$ 45,567	$ 61,796	$ 13,360	$ 53,440	$ 66,800

9.Revenue

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

	For the year ending December 31,
	2020			2019
	Domestic Sales	Foreign Sales	Total Sales	Domestic Sales	Foreign Sales	Total Sales
Product Sales	$ 883,144	$ 297,878	$1,181,022	$1,137,769	$ 229,402	$1,367,171
Site Support Sales	44,350	-	44,350	41,377	-	41,377
Total Sales	$ 927,494	$ 297,878	$1,225,372	$1,179,146	$ 229,402	$1,408,548

For the 12-month period ended December 31, 2020, sales to two customers represented more than 10% of total revenue.  Two customers represented more than 10% of total revenue for the same period in 2019.

	2020 Sales	2020 %age of Total Sales	2019 Sales	2019%age of Total Sales
Foreign customer A	$ 180,331	14.7%	$ -	0.0%
Domestic customer A	$ 158,483	12.9%	$ 199,795	14.22%

As of December 31, 2020 and 2019, the Company had a sales order backlog of $0 and $34,801, respectively.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

During the years ended December 31, 2020 and 2019, the Company repurchased 0 and 39,246 shares of its common stock for $0 and $14,920, respectively.   As of December 31, 2020, the Company has repurchased a total of 212,165 shares for a total cost of $80,629 and a balance of $169,371 remains of the original $250,000 approved by the board. On April 23, 2020, repurchases were suspended indefinitely.

11.Cares Act Loan Payable

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law.

In April 2020, the Company received a loan of $171,712 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.   The loan, which was in the form of a promissory note, as amended, dated April 13, 2020 issued by the Company (the “Note”); the Note matures on April 13, 2022 and bears interest at a rate of 1% per annum. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. As of December 31, 2020, the Company has used funds from the loan to pay qualifying expenses.  The Company has applied for forgiveness of the loan. If and when approved, grant income of $171,712 will be recognized.

During the year ended December 31, 2020, the Company received $9,000 under Division A, Title I, Section 1110 of the CARES Act.    The Company is not required to pay this amount back and recognized $9,000 as government grant income during the year.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
	2020	2019

Advertising	$ 6,351	$ 6,735
Dues and subscriptions	4,280	3,175
Depreciation	6,953	7,970
Insurance	12,386	13,053
Materials and supplies	17,630	18,875
Office and administration	5,473	7,351
Printing	1,753	3,513
Professional services	110,191	117,243
Rent and utilities	68,760	75,071
Repair and maintenance	1,643	2,404
Salaries and benefits	611,880	622,708
Taxes, licenses & health insurance	165,232	161,720
Telephone	7,090	8,444
Warranty expense	929	1,891
Write off of uncollectible account receivable	-	75,035
Gain on disposal of assets	(785)	-
Trade shows	7,300	21,010
Travel expenses	3,764	32,428

	1,030,830	1,178,626

Expenses allocated to cost of sales	(191,657)	(221,188)

Total Operating Expenses	$ 839,173	$ 957,438

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including the Chief Executive Officer and Principal Accounting Officer, these positions are currently held by the same individual, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting.

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

As of December 31, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements. The material weakness is as follows:

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

Management’s Remediation Initiatives

Management has evaluated and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls have been deemed to be impractical and cost prohibitive due to the size of our organization at the current time.  Management does not foresee implementing a cost effective method of mitigating our internal control weaknesses in the near term.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in internal control over financial reporting.

During the quarter ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2019 as well as the term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/05/20 – 06/02/23	72	Former President of the Company
Vern Kornelsen	06/05/20 – 06/02/23	88	General Partner of EDCO
Thomas Schaefer	06/01/2018 – 06/01/2021	60	Vice President of Online Development Inc.
Donald Siecke	06/01/2018 – 06/01/2021	80	President of Kelmore Development Corp.
Michael W. Eller	06/07/2019-06/03/2022	60	President of Electronic Systems Technology, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2020 is comprised of Don Siecke (Chairman) and Tom Schaefer. The Audit Committee met on one occasion in 2020.  The Board of Directors has determined that Mr. Siecke is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Board’s conclusions regarding the qualifications of Mr. Siecke as an audit committee financial expert were based on his experience as a certified public accountant and his degree in accounting.

The Board has also adopted a charter for the Audit Committee. The charter for the audit committee is available on our website at www.esteem.com . The audit committee charter is also available in print to any shareholder who requests it.

Compensation Committee

There is no Compensation Committee of the Board of Directors. The Board of Directors did establish an Employee/Director Stock Option Committee consisting of all Directors.  The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2020. There is no charter for the Employee/Director Stock Option Committee.

Code of Ethics

On September 22, 2020, the Company's Board of Directors adopted a Code of Ethics for the Company.  The Codes of Ethics, and any subsequent amendments thereto, (other than technical, administrative, or non-substantive amendments), and any waivers of a provision of the Code of Ethics for directors or executive officers, are available on our website at www.esteem.com.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2020; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
Michael Eller	60	President/CEO/Principal Accounting Officer	Employed at will	9/7/12- Present

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

Family Relationships

None.

Section 16(A) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2020 to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

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

Information concerning the compensation of the Company’s principal executive officer and principal accounting officer, as well as any other compensated employees of the Registrant's whose total compensation exceeded $100,000 during 2020 and 2019 is provided in the following Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”):

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)
Michael W. Eller President CEO/Principal Accounting Officer	2020	$121,700	-	-	-	-	-	$24,200	$145,900
	2019	$118,400	-	-	-	-	-	$21,562	$139,962

(1)Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus.

(2)Amount represents the dollar amount recognized for financial statement reporting purposes.

(3)All Other Compensation consists of Group Health Insurance, Accrued Vacation Pay and Company paid 401(k) matching amounts.

The information specified concerning the stock options of the named executive officers during the fiscal years ended December 31, 2019 and 2020 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN 2020
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
Michael W. Eller	-0-	0%	$0.00	n/a

(5)This table does not include Stock Options granted previously.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2020 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael W. Eller	40,000	0	0	$0.40	3/13/25	0	0	0	0

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company's business. The Board of Directors approved a stipend for members that are not employed by the company in the amount of $375 per quarter of service on the Board of Directors.  There is currently no other compensation arrangements for the Company’s directors.  (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.)  The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2020 is provided in the following Director Compensation Table:

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

(2) Amount represents the Director Stipend paid in 2020.

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

Option Exercises

During our fiscal year ended December 31, 2020, there were no options exercised by our executive officer or Directors.

Summary of Executive Employment Agreements

There are no executive employment agreements with any officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2020, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	EDCO Partners LLLP 4605 Denice Drive Englewood CO 80111	1,797,700	36.3%
Common	T.L. Kirchner 415 N. Roosevelt St. Kennewick WA 99336	403,488	8.2%

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

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 13, 2021, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Name/Address of Beneficial Owner (1)	Title of Class	Amount & Nature of Beneficial Ownership	Percent of Class
T.L. Kirchner (Director)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	403,488	8.2%
Vern Kornelsen (Director)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	1,797,700	36.3%
Thomas Schaefer (Director)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	-	-
Donald Siecke (Director)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	-(2)	-
Michael W. Eller (Officer)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	40,000 (1)	0.8%
All Officers and Directors as a group	Common	2,241,188	45.3%

(1)Includes 40,000 stock options issued 3/15/2020.

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

Recipients of Stock Options currently unexpired as of December 31, 2020 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 3-15-2020
Alan B. Cook	25,000	0.40
Neil Helfeldt	25,000	0.40
Eric P. Marske	30,000	0.40
Dan Tolley	30,000	0.40
Ajay Nagadeep Muniyappa	30,000	0.40
Michael Eller	40,000	0.40
Total	180,000	0.40

Stock options must be exercised within 90 days after termination of employment/board membership. On March 13, 2020, the Board of Directors canceled all 120,000 outstanding stock options that were granted on August 7, 2017 and were due to expire on August 6, 2020.    In addition, the Board of Directors granted 180,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vested immediately. At December 31, 2020, there were 180,000 options outstanding and exercisable.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

None.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

The following table presents fees billed to us during December 31, 2020 and 2019 for professional services provided by Assure CPA (formerly DeCoria Maichel & Teague).

Year Ended	December 31, 2020	December 31, 2019
Audit fees (1)	$39,450	$39,950
Audit-related fees (2)	-	-
Tax fees (3)	3,000	3,000
All other fees (4)	-	-
Total Fees	$42,450	$42,950

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

Our Audit Committee reviewed the audit and tax services rendered by Assure CPA (formerly DeCoria Maichel & Teague) and concluded that such services were compatible with maintaining the auditors’ independence.  All audit, non-audit, tax services, and other services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.  We do not use Assure CPA (formerly DeCoria Maichel & Teague)

for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally.  We do not engage Assure CPA (formerly DeCoria Maichel & Teague) to provide compliance outsourcing services.

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

Date:  March 2, 2021

By:  /s/ Michael W. Eller

       Michael W. Eller, President

       (Principal Accounting Officer)

Date:  March 2, 2021

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ T.L. KIRCHNER	Director	March 2, 2021
T.L. Kirchner

/s/ VERN KORNELSEN	Director	March 2, 2021
Vern D. Kornelsen

/s/ THOMAS SCHAEFER	Director	March 2, 2021
Thomas Schaefer

/s/ DONALD SIECKE	Director	March 2, 2021
Don Siecke