Form 10-Q
period 2021-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2021-04-23
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

From ________________ to ________________

ELECTRONIC SYSTEMS TECHNOLOGY INC

(Exact name of registrant as specified in its charter)

WASHINGTON	000-27793	91-1238077
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

415 N. Roosevelt St. STE B1 Kennewick WA	99336
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April, 19 2021, the number of the Company's shares of common stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (Unaudited)
	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$ 794,734	$ 308,110
Certificates of deposit	250,000	499,999
Accounts receivable - net	322,394	288,884
Inventories - net	557,228	631,707
Prepaid expenses	19,349	28,087
Accrued interest receivable	440	4,659
Total current assets	1,944,145	1,761,446

Property and equipment, net of depreciation	4,157	5,445

Right to use – Lease, net of amortization (NOTE 6)	56,366	65,230

Total assets	$ 2,004,668	$ 1,832,121

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 39,414	$ 21,113
Accrued wages	23,423	2,699
Lease liability, current portion (NOTE 6)	37,688	36,753
Accrued vacation pay	21,476	17,631
Other accrued liabilities	10,165	6,720
Total current liabilities	132,166	84,916

Long-term liabilities

CARES act loan payable (Note 8)	301,967	171,712
Operating lease liability (Note 6)	18,995	28,635
Total Long-term liabilities	320,962	200,347

Total liabilities	453,128	285,263

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding respectively	4,947	4,947
Additional paid-in capital	931,442	931,442
Retained earnings	615,151	610,469
Total stockholders' equity	1,551,540	1,546,858
Total liabilities and stockholders' equity	$ 2,004,668	$ 1,832,121

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2021	2020

SALES - NET	$ 424,775	$ 273,968
COST OF SALES	180,536	149,231
GROSS PROFIT	244,239	124,737

OPERATING EXPENSES
General and administrative	93,503	95,713
Research and development	52,700	54,897
Marketing and sales	94,215	87,896
Total operating expenses	240,418	238,506
OPERATING INCOME (LOSS)	3,821	(113,769)

OTHER INCOME
Interest income	861	3,463
Total other income	861	3,463

NET INCOME (LOSS) BEFORE INCOME TAX	4,682	(110,306)
Benefit (provision) for income tax	-	-
NET INCOME (LOSS )	$ 4,682	$ (110,306)

Earnings (loss) per share – basic and diluted	$ 0.00	$ (0.02)

Weighted average shares – basic and diluted	4,946,502	4,946,502

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ 4,682	$ (110,306)

Noncash items included in net income (loss):
Depreciation	1,288	1,738
Share based compensation	-	2,282

Changes in operating assets and liabilities:
Accounts receivable, net	(33,510)	62
Inventories	74,479	52,272
Accrued interest receivable	4,219	4,350
Prepaid expenses	8,738	(1,085)
Accounts payable	18,301	(88,989)
Other accrued liabilities	28,173	12,645
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	106,370	(127,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	249,999	150,001
NET CASH PROVIDED FROM INVESTING ACTIVITIES	249,999	150,001

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from CARES Act loan payable	130,255	-
NET CASH USED IN FINANCING ACTIVITIES	130,255	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	486,624	22,970
Cash and cash equivalents at beginning of period	308,110	274,936
Cash and cash equivalents at end of period	$ 794,734	$ 297,906

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balances, January 1, 2020	4,946,502	$ 4,947	$ 929,159	$ 813,188	$ 1,747,294

Net income (loss)	-	-	-	(110,306)	(110,306)

Common stock options			2,282	-	2,282

BALANCES AT March 31, 2020	4,946,502	$ 4,947	$ 931,441	$ 702,882	$ 1,639,270

Balances, January 1, 2021	4,946,502	$ 4,947	$ 931,442	$ 610,469	$ 1,546,858

Net income (loss)	-	-	-	4,682	4,682

BALANCES AT MARCH 31, 2021	4,946,502	$ 4,947	$ 931,442	$ 615,151	$ 1551,540

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2021, and its results of operations, cash flows, and changes in stockholders’ equity for the three months ended March 31, 2021 and 2020.  The balance sheet at December 31, 2020 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2021 the anticipated effective annual federal income tax rate will be 0%.

New Accounting Pronouncements

Accounting standards that have been issued by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	March 31, 2021	December 31, 2020
Parts	$ 89,808	$ 99,303
Work in progress	259,104	275,230
Finished goods	208,316	257,174
Total inventory	$ 557,228	631,707

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At March 31, 2021 and 2020, the Company had 180,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income. The stock options were not included in the calculation of diluted earnings per share for either period as they were anti-dilutive.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - STOCK OPTIONS

The Company has outstanding stock options, which have been granted periodically to individual employees and directors with no less than three years of continuous tenure with the Company.  On March 13, 2020, the Board of Directors canceled all 120,000 outstanding stock options that were granted on August 7, 2017 and due to expire on August 6, 2020. In addition, on that date, the Board of Directors granted 180,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vest immediately.    The fair value of the options was determined using the Black-Scholes model using the following variables:   stock price of $0.40, volatility of 79.27%, expected term of 5 years with a forfeiture rate of 95%, and a discount factor of 0.72%. Share based compensation of $2,282 was recognized during the three month period ended March 31, 2020.

As of March 31, 2021, there were 180,000 options outstanding with a weighted average exercise price of $0.40 per share, a weighted average remaining life of 4 years and no intrinsic value.

NOTE 5 – REVENUE

The Company product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products.  During the three month period ended March 31, 2021 and 2020, the Company’s revenue from products sales was $421,675 and $252,968, respectively.  Revenue from site support and engineering services was $3,100 and $21,000 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies.  Domestic sales for the three month period ended March 31, 2021 and March 31, 2020 were $362,115 and $241,975, respectively.  Sales to foreign customers for the three month period ended March 31, 2021 and March 31, 2020 were $62,660 and $31,993, respectively.

For the three month period ended March 31, 2021 and 2020, sales to three customers representing more than 10% of total revenue were as follows:

	For the three month period ended March 31,
	2021		2020
	Sales	%age of Total Sales	Sales	%age of Total Sales
Domestic customer A	$ 71,038	17%	$29,900	11%
Domestic customer B	52,851	12%	29,805	11%
Domestic customer D	51,368	12%	-	-
Foreign customer C	-	-	31,993	12%

As of March 31, 2021 and 2020, the Company had a sales order backlog of $91,064 and $5,028, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - LEASES

On September 23, 2020, the Company signed a new two-year lease for its facilities.  The base lease is $3,162 and $3,267 per month for years one and two, respectively. There is a leasehold tax applied to the base lease at 12.84%.  The Company has the right to terminate the lease with 90 days’ notice. There is no renewal clause contained in the current lease.  Upon signing the lease, the Company recognized a lease liability and right of use asset of $74,005 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 4.0%. At March 31, 2021, the remaining lease term is eighteen months.

Prior to the new lease in September 23, 2020, the Company’s lease for its facilities was for $5,639 per month.

For the three month periods ended March 31, 2021 and 2020, lease expense of $10,862 and $16,918, respectively, are included in the following expense classifications on the statements of operations:

	2021			2020
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$ 5,396	$ 4,247	$ 9,643	$ 2,998	$ 11,995	$ 14,993
Variable lease costs	682	536	1,218	385	1,540	1,925
Total lease costs	$ 6,078	$ 4,783	$ 10,861	$ 3,383	$ 13,535	$ 16,918

As of March 31, 2021, total future lease payments are as follows:

For the 12 months ended March 31, 2022 and 2023
2022	$38,576
2023	19,602
Total	58,181
Less imputed interest	(1,498)
Net lease liability	56,683
Current portion	37,688
Long-term portion	$18,995

NOTE 7 – STOCK REPURCHASE

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s Common Stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016, the Company’s Board of Director approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s Common Stock at the price of $0.38 per share. Under the program (the “Stock Repurchase Plan”), shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired. During the three-month periods ended March 31, 2021 and 2020, no shares were repurchased. Since inception of the Stock Repurchase Plan, the Company has repurchased 212,165 shares for a total of $80,622 through March 31, 2021 and $169,378 of the original $250,000 approved by the board remains.  On April 23, 2020, repurchases were suspended indefinitely.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

In February 2021, the Company received a second loan of $130,255 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.   The loan, which was in the form of a promissory note, as amended, dated February 21, 2021 issued by the Company (the “Note”); the Note matures on February 21, 2023 and bears interest at a rate of 1% per annum. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. As of March 31, 2021, the Company has used funds from the loan to pay qualifying expenses.  The Company has applied for forgiveness of the first loan and is awaiting notification from the Small Business administration at which time a gain on forgiveness of debt of $171,712 will be recognized. As of March 31, 2021, $91,488 of the proceeds from the second loan have been used for purposes that are qualifying expenses.  The Company intends to use the entire loan amount for qualifying expenses, but there is no guarantee that the loan will be forgiven.

.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended March 31, 2021.  The following statements may be forward looking in nature and actual results may differ materially.

A.RESULTS OF OPERATIONS

REVENUES: Total revenues from sales increased to $424,775 for the first quarter of 2021 as compared to $273,968 in the first quarter of 2020, reflecting an increase of 55.0%.  Management believes the increase in sales revenues is due to increased product demand from both the Domestic and Foreign markets first quarter of 2021 when compared with the same quarter of 2020.

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

The COVID-19 situation represented a significant disruption to operations in most of 2020.  During the three month period ending March 31, 2021, we have seen orders for projects that we believe were delayed due to the impact of the restrictions related to preventing the spread of COVID-19. We are experiencing some disruptions in the supply chain, but at this point do not see it having a material impact on sales.

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the first quarter of 2021 and 2020 are as follows:

For the first quarter	2021	2020
Domestic Sales	85%	88%
Export Sales	15%	12%

BACKLOG:

As of March 31, 2021, the Company had a sales order backlog of $91,064.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2021 and 2020 were 42% and 53% of respective net sales and are calculated excluding site support expenses of $2,079 and $15,080 respectively. The cost of sales percentage decrease in the first quarter of 2021 is the result of the product mix sold during the same quarter of 2020.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2021 increased $1,912 from first quarter of 2020 levels.  The following is a delineation of operating expenses:

	March 31, 2021	March 31, 2020	Increase (Decrease)
General and administrative	$ 93,503	$ 95,713	$ (2,210)
Research and development	52,700	54,897	(2,197)
Marketing and sales	94,215	87,896	6,319
Total operating expenses	$ 240,418	$ 238,506	$ 1,912

General and administrative:  For the first quarter of 2021, general and administrative expenses decreased $2,210 to $93,503, due to decreased wages, taxes and benefits when compared with the same quarter of 2020.

Research and development:  Research and development expenses decreased $2,197 to $52,700 during the first quarter of 2021 due to decreased expenses related to prototype build costs when compared with the same quarter of 2020.

Marketing and sales: During the first quarter of 2021, marketing and sales expenses increased $6,319 to $94,215 when compared with the same period of 2020, due to increased payroll, taxes and benefits during the first quarter of 2021.

INTEREST INCOME:

The Company earned $861 in interest income during the quarter ended March 31, 2021 compared to $3,463 during the same period in 2020.  Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had net income of $4,682 for the first quarter of 2021 compared to a net loss of $110,306 for the same quarter of 2020.  The increase in net profits during 2021 is the result of increased sales revenues, gross margins and management of variable expenses.

B.FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at March 31, 2021 was 14.7 compared to 20.7 at December 31, 2020.  The decrease in current ratio is due to the increase in accounts payable and accrued wages liability at March 31, 2021 as compared to December 31, 2020.

At March 31, 2021, the Company had cash and cash equivalents of $794,734 as compared to cash and cash equivalent of $308,110 at December 31, 2020, primarily reflecting redemption of certificates of deposits that were held at December 31, 2020, proceeds from the second PPP loan and the reduction of inventory on hand.

For the three-month period ended March 31, 2021, cash provided by operating activities was $106,401 compared to cash used of $127,031for the same period in 2020. This change was driven by net income of $4,682 during the three months ended March 31, 2021 compared to net loss of $110,306 in the three months ended March 31, 2020.   Change in operating assets and liabilities was $100,430 during the three month period ended March 31, 2021 compared to ($20,745) in 2020.

Cash provided from investing was $249,999 due to the redemption of a CD during the first quarter of 2021. With 12 month yields currently at a rate comparable to rates offered by Money Market accounts, maturing CDs are being deposited in these type accounts.

In management's opinion, the Company's cash and cash equivalents and other working capital at March 31, 2021 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2021.

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

Item 4.  Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2021.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Michael W. Eller
Date: April 23, 2021	Name: Michael W. Eller
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: April 23, 2021	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)