Form 10-Q
period 2021-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2021-07-28
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 12, 2021, the number of the Company's shares of Common Stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (Unaudited)
	June 30,	December 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$ 1,035,311	$ 308,110
Certificates of deposit	250,000	499,999
Accounts receivable, net	161,296	288,884
Inventories	491,773	631,707
Prepaid expenses	23,342	28,087
Accrued interest receivable	814	4,659
Total current assets	1,962,536	1,761,446

Property and equipment, net of depreciation	2,867	5,445

Right to use – Lease, net of amortization (NOTE 6)	47,414	65,230

Total assets	$ 2,012,817	$ 1,832,121

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 26,259	$ 21,113
Accrued wages and bonus	57,346	2,699
Accrued vacation pay	24,592	17,631
Lease liability, current (NOTE 6)	38,439	36,753
Other accrued liabilities	8,947	6,720
CARES Act loan payable, current portion (NOTE 8)	19,619	-
Total current liabilities	175,202	84,916

Long-term liabilities
CARES Act loan payable (NOTE 8)	130,255	171,712
Operating lease liability (NOTE 6)	9,450	28,635
Total Long-term liabilities	139,705	200,347

Total liabilities	314,907	285,263

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding respectively	4,947	4,947
Additional paid-in capital	931,442	931,442
Retained earnings	761,521	610,469
Total stockholders' equity	1,697,910	1,546,858
Total liabilities and stockholders' equity	$ 2,012,817	$ 1,832,121

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

SALES - NET	$ 457,003	$ 245,497	$ 881,779	$ 519,464
COST OF SALES	(213,197)	(132,395)	(393,734)	(281,625)
GROSS PROFIT	243,806	113,102	488,045	237,839

Operating Expenses
General and administrative	66,452	69,957	159,955	165,670
Research and development	54,249	50,213	106,949	105,110
Marketing and sales	127,419	86,295	221,634	174,191
TOTAL OPERATING EXPENSE	248,120	206,465	488,538	444,971

OPERATING INCOME (LOSS)	(4,314)	(93,363)	(493)	(207,132)

OTHER INCOME
Grant income (NOTE 8)	-	9,000	-	9,000
Gain on forgiveness of CARES Act loan	150,118	-	150,118	-
Interest income	566	2,488	1,427	5,951
TOTAL OTHER INCOME	150,684	11,488	151,545	14,951

NET INCOME (LOSS) BEFORE INCOME TAX	146,370	(81,875)	151,052	(192,181)
Benefit (provision) for income tax	-	-	-	-
NET INCOME (LOSS)	$ 146,370	$ (81,875)	$ 151,052	$ (192,181)

Basic and diluted earnings per share	$0.03	($0.02)	$0.03	($0.04)

Basic and diluted weighted average shares used in computing income (loss) per share:	4,946,502	4,946,502	4,946,502	4,946,502

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 30,	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ 151,052	$ (192,181)

Noncash items included in net loss:
Depreciation	2,578	3,476
Share based compensation	-	2,282
Gain on forgiveness of CARES Act loan	(150,118)	-

Changes in operating assets and liabilities:
Accounts receivable, net	127,588	23,557
Inventories	139,934	19,291
Accrued interest receivable	3,845	1,950
Prepaid expenses	4,745	515
Accounts payable	5,146	(75,507)
Other accrued liabilities	64,152	14,843
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	348,922	(201,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	249,999	450,001
Certificates of deposit purchased	-	(300,000)
NET CASH PROVIDED FROM INVESTING ACTIVITIES	249,999	150,001

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on CARES Act loan payable (round 1)	(1,975)	-
Proceeds from CARES Act loan payable (rounds 1 and 2)	130,255	171,712
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	128,280	171,712

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	727,201	119,939
Cash and cash equivalents at beginning of period	308,110	274,936
Cash and cash equivalents at end of period	$ 1,035,311	$ 394,875

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2020	4,946,502	$4,947	$929,159	$ 813,188	$1,747,294

Net income (loss)	-	-	-	(110,306)	(110,306)

Stock based compensation	-	-	2,282	-	2,282

Balance at March 31, 2020	4,946,502	$4,947	$931,441	$ 702,882	$1,639,270

Net income (loss)	-	-	-	(81,875)	(81,875)

Balance at June 30, 2020	4,946,502	$4,947	$931,441	$ 621,007	$1,557,395

Balances, January 1, 2021	4,946,502	$4,947	$931,442	$ 610,469	$1,546,858

Net income (loss)	-	-	-	4,682	4,682

Balance at March 31, 2021	4,946,502	$4,947	$931,442	$ 615,151	$1,551,540

Net income (loss)	-	-	-	146,370	146,370

Balance at June 30, 2021	4,946,502	$4,947	$931,442	$ 761,521	$1,697,910

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2021, and its results of operations, cash flows, and changes in stockholders’ equity for the three months and six months ended June 30, 2021 and 2020.  The balance sheet at December 31, 2020 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The results of operations for the three month and six-month period ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2021 the anticipated effective annual federal income tax rate will be 0%.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	June 30, 2021	December 31, 2020
Parts	$ 96,570	$ 99,303
Work in progress	195,053	275,230
Finished goods	200,150	257,174
Total inventory	$ 491,773	631,707

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.  At June 30, 2021 and 2020, the Company had 180,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income.  The stock options were not included in the calculation of diluted earnings per share for either period as they were anti-dilutive.

NOTE 4 - STOCK OPTIONS

The Company has outstanding stock options, which have been granted periodically to individual employees and directors.  On March 13, 2020, the Board of Directors canceled all 120,000 outstanding stock options that were granted on August 7, 2017 and due to expire on August 6, 2020.    In addition, on that date, the Board of Directors granted 180,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vested immediately.    The fair value of the options was determined using the Black-Scholes model using the following variables:   stock price of $0.40, volatility of 79.27%, expected term of 5 years with a forfeiture rate of 95%, and a discount factor of 0.72%. Share based compensation of $2,282 was recognized during the six month period ended June 30, 2020.

No stock options have been issued in 2021.   As of June 30, 2021, there were 180,000 options outstanding with a weighted average exercise price of $0.40 per share, a weighted average remaining life of 3.7 years and no intrinsic value.

NOTE 5 – REVENUE

The Company product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products. During the three month period ended June 30, 2021 and 2020, the Company’s revenue from products sales was $448,403 and $244,397, respectively.  Revenue from site support and engineering services was $8,600 and $1,100 respectively, over the same periods.

During the six month period ended June 30, 2021 and 2020, the Company’s revenue from products sales was $870,079 and $497,364, respectively.  Revenue from site support and engineering services was $11,700 and $22,100 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies.  Domestic sales for the three month period ended June 30, 2021 and June 30, 2020 were $432,215 and $212,264, respectively.  Sales to foreign customers for the three month period ended June 30, 2021 and June 30, 2020 were $24,788 and $33,233, respectively.

Domestic sales for the six month period ended June 30, 2021 and June 30, 2020 were $794,330 and $454,239, respectively.  Sales to foreign customers for the six month period ended June 30, 2021 and June 30, 2020 were $87,449 and $65,225, respectively.

For the three-month period ended June 30, 2021, sales to three customers represented more than 10% of total revenue, three customers represented more than 10% of total revenue for the same period in 2020.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	2021 Sales	2021 %age of Total Sales	2020 Sales	2020%age of Total Sales
Domestic customer A	$ 76,947	17%	$ 28,384	12%
Domestic customer B	64,968	14%	27,802	11%
Domestic customer C	62,080	14%	24,473	10%

For the six-month period ended June 30, 2021, sales to two customers represented more than 10% of total revenue, one customer represented more than 10% of total revenue for the same period in 2020.

	2021 Sales	2021 %age of Total Sales	2020 Sales	2020 %age of Total Sales
Domestic customer A	$133,118	15%	$57,702	11%
Domestic customer B	129,798	15%	-	-

As of June 30, 2021 and 2020, the Company had a sales order backlog of $17,143 and $4,118, respectively.

NOTE 6 - LEASES

On September 23, 2020, the Company signed a new two-year lease for its facilities.  The base lease is $3,162 and $3,267 per month for years one and two, respectively. There is a leasehold tax applied to the base lease at 12.84%.  The Company has the right to terminate the lease with 90 days’ notice. There is no renewal clause contained in the current lease.  Upon signing the lease, the Company recognized a lease liability and right of use asset of $74,005 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 4.0%. At June 30, 2021, the remaining lease term is fifteen months.

Prior to the new lease on September 23, 2020, the Company’s lease for its facilities was for $5,639 per month.

For the three month and six-month periods ended June 30, 2021 and 2020, lease expenses of $10,862 and $16,918, and $21,724 and $33,836 respectively, are included in the following expense classifications on the statement of operations:

	For the three-month period ending June 30,
	2021			2020
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$ 5,396	$ 4,248	$ 9,644	$ 2,998	$ 11,995	$ 14,993
Variable lease costs	682	536	1,218	385	1,540	1,925
Total lease costs	$ 6,078	$ 4,784	$ 10,862	$ 3,383	$ 13,535	$ 16,918

	For the six-month period ending June 30,
	2021			2020
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$ 10,793	$ 8,495	$ 19,288	$ 5,996	$ 23,990	$ 29,986
Variable lease costs	1,363	1,073	2,436	770	3,080	3,850
Total lease costs	$ 12,156	$ 9,568	$ 21,724	$ 6,766	$ 27,070	$ 33,836

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2021, total future lease payments are as follows:

For the 12 months ending June 30, 2022 and 2023
2022	$38,893
2023	10,277
Total	49,170
Less imputed interest	(1,281)
Net lease liability	47,889
Current portion	38,439
Long-term portion	$9,450

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

NOTE 8 – CARES ACT LOANS PAYABLE

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law.

In April 2020, the Company received a loan of $171,712 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.   The loan, which was in the form of a promissory note, has a maturity date of April 13, 2022 and bears interest at a rate of 1% per annum. $150,118 of this loan was forgiven in June 2021, leaving a balance due of $21,594. As of June 30, 2021, the balance remaining was $19,618.   Monthly payments of $1,994 are due for the next ten months.

In February 2021, the Company received a second loan of $130,255 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.   The loan, which was in the form of a promissory note, has a maturity date of February 21, 2023 and bears interest at a rate of 1% per annum. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. As of June 30, 2021, the Company has used funds from the loan to pay qualifying expenses. The Company believes it has used the entire loan amount for qualifying expenses, but there is no guarantee that the loan will be forgiven.

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

A.RESULTS OF OPERATIONS

REVENUES: Total revenues from sales increased to $457,003 for the second quarter of 2021 as compared to $245,497 in the second quarter of 2020, reflecting an increase of 86.2%.  Management believes the increase in sales revenues is due to the impact of the orders delayed due to the impact of COVID-19 stay at home orders in same quarter of 2020. Year to date total revenues from sales increased to $881,779 in 2021 as compared to $519,464 in 2020, reflecting an increase of 69.7%.  Management believes the increase in sales revenues is due to the impact of the COVID-19 stay at home orders when compared with the same period of 2020.

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

The COVID-19 situation represented a significant disruption to operations in most of 2020.  During the six month period ending June 30, 2021, we have seen orders for projects that we believe were delayed due to the impact of the restrictions related to preventing the spread of COVID-19 in 2020. We are experiencing some disruptions in the supply chain, but at this point do not see it having a material impact on sales.

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the three and six month periods ended June 30, 2021 and 2020 are as follows:

	Three Months ended June 30, 2021	Three Months ended June 30, 2020	Six Months ended June 30, 2021	Six Months ended June 30, 2020
Domestic Sales	95%	87%	90%	87%
Export Sales	5%	13%	10%	13%

BACKLOG:

As of June 30, 2021, the Company had a sales order backlog of $17,143.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the second quarters of 2021 and 2020 were 47% and 54% of respective net sales. The cost of sales percentage decreased in the second quarter of 2021 is the result of the product mix sold during the same quarter of 2020. Cost of sales percentages for the six month periods ended June 30, 2021 and 2020 were 45% and 54%. The cost of sales percentage decrease in the second quarter of 2021 is the result of the product mix sold during the same period of 2020.

OPERATING EXPENSES:

The following is a delineation of operating expenses:

	Three Months Ended			Six Month Ended
	June 30, 2021	June 30, 2020	Increase (Decrease)	June 30, 2021	June 30, 2020	Increase (Decrease)
General and administrative	$ 66,452	$ 69,957	$ (3,505)	$ 159,955	$ 165,670	$ (5,715)
Research and development	54,249	50,213	4,036	106,949	105,110	1,839
Marketing and sales	127,419	86,295	41,124	221,634	174,191	47,443
Total operating expenses	$ 248,120	$ 206,465	$ 41,655	$ 488,538	$ 444,971	$ 43,567

General and administrative:  For the second quarter of 2021, general and administrative expenses decreased $3,505 to $66,452, due to decreased wages when compared with the same quarter of 2020. For the six-month period, general and administrative expenses decreased by $5,715 to $159,955, due to decreased wages.

Research and development:  Research and development expenses increased $4,036 to $54,249 during the second quarter of 2021 due to increased expenses related to prototype build costs when compared with the same quarter of 2020. For the six-month period, research and development expenses increased by $1,839 to $106,949, due to increased prototype build costs.

Marketing and sales: During the second quarter of 2021, marketing and sales expenses increased $41,124 to $127,419 when compared with the same period of 2020, due to increased payroll. For the six-month period, marketing and sales expenses increased by $47,433 to $221,634, due to increased payroll.

OTHER INCOME:

The Company earned $566 in interest income during the quarter ended June 30, 2021 and $1,427 for the six-month period.  Sources of this income were money market accounts and certificates of deposit. In 2021, the Company recognized a gain on forgiveness of debt in the amount of $150,118 for the first CARES Act loan (PPP round 1), compared to a government grant under the CARES Act in the amount of $9,000 for COVID relief in 2020.

NET LOSS:

The Company had net income of $146,370 for the second quarter of 2021 compared to a net loss of $81,875 for the same quarter of 2020.  For the six-month period ended June 30, 2021, the Company recorded net income of $151,052 compared with a net loss of $192,181 for the same period of 2020.  The increase in net income during 2021 is the result of increased sales revenues, gross profit and the forgiveness of $150,118 forgiveness of debt related to the first CARES Act loan (PPP round 1).

B.FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at June 30, 2021 was 11.2 compared to 20.7 at December 31, 2020.  The decrease in current ratio is due to the increase of wages and commissions payable at June 30, 2021 as compared to December 31, 2020.

At June 30, 2021, the Company had cash and cash equivalents of $1,035,311 as compared to cash and cash equivalent of $308,110 at December 31, 2020.

Cash provided from operating activities increased by $550,696 for the six-month period ended June 30, 2021 when compared to the same period in 2020. The increase is attributable to an increase in net income for the period being $343,233 greater than the same period in 2020. The reduction in the change in accounts receivable and inventory balances contributed $104,031 and $120,643 respectively.

Net cash provided from investing was $249,999 due to the redemption of certificates of deposits maturing during the first half of 2021. Cash provided from financing activities was $128,280, which were the proceeds of the CARES Act loan (round 2) received during the six-month period ended June 30, 2021 less that principal paid on the CARES Act loan (round 1). We believe that the entire loan (round 2) will be forgiven.

In management's opinion, the Company's cash and cash equivalents and other working capital at June 30, 2021 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2021.

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

Item 4.  Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of June 30, 2021.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Michael W. Eller
Date: July 28, 2021	Name: Michael W. Eller
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: July 28, 2021	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)