Form 10-Q
period 2021-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2021-10-29
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 22, 2021, the number of the Company's shares of Common Stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. BALANCE SHEETS (Unaudited)
	September 30,	December 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$ 946,320	$ 308,110
Certificates of deposit	250,000	499,999
Accounts receivable	91,390	288,884
Inventories	534,278	631,707
Prepaid expenses	30,298	28,087
Accrued interest receivable	1,192	4,659
Total current assets	1,853,478	1,761,446

Property and equipment, net of depreciation	1,578	5,445

Right to use – Lease, net of amortization (NOTE 6)	38,372	65,230

Total assets	$ 1,893,428	$ 1,832,121

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 80,140	$ 21,113
Accrued wages and bonus	24,907	2,699
Accrued vacation pay	20,872	17,631
Lease liability, current (NOTE 6)	39,005	36,753
Other accrued liabilities	6,736	6,720
CARES Act loan payable, current portion (NOTE 8)	13,911	-
Total current liabilities	185,571	84,916

Long-term liabilities
CARES Act loan payable (NOTE 8)	-	171,712
Operating lease liability (NOTE 6)	-	28,635
Total Long-term liabilities	-	200,347

Total liabilities	185,571	285,263

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding respectively	4,947	4,947
Additional paid-in capital	932,412	931,442
Retained earnings	770,498	610,469
Total stockholders' equity	1,707,857	1,546,858
Total liabilities and stockholders' equity	$ 1,893,428	$ 1,832,121

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

SALES - NET	$ 256,069	$ 202,869	$ 1,137,848	$ 722,333
COST OF SALES	(152,834)	(105,410)	(546,568)	(387,035)
GROSS PROFIT	103,235	97,459	591,280	335,298

Operating Expenses
General and administrative	55,574	55,761	215,528	221,431
Research and development	46,534	49,739	153,483	154,850
Marketing and sales	122,960	90,229	344,594	264,420
TOTAL OPERATING EXPENSE	225,068	195,729	713,605	640,701

OPERATING INCOME (LOSS)	(121,833)	(98,270)	(122,325)	(305,403)

OTHER INCOME
Grant income (NOTE 8)	-	-	-	9,000
Gain on forgiveness of CARES Act loan	130,255	-	280,373	-
Interest income	555	2,444	1,981	8,396
TOTAL OTHER INCOME	130,810	2,444	282,354	17,396

NET INCOME (LOSS) BEFORE INCOME TAX	8,977	(95,826)	160,029	(288,007)
Benefit (provision) for income tax	-	-	-	-
NET INCOME (LOSS)	$ 8,977	$ (95,826)	$ 160,029	$ (288,007)

Basic and diluted earnings per share	$0.00	($0.02)	$0.03	($0.06)

Basic and diluted weighted average shares used in computing income (loss) per share:	4,946,502	4,946,502	4,946,502	4,946,502

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 30,	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$ 160,029	$ (288,007)

Noncash items included in net loss:
Depreciation	3,867	5,214
Share based compensation	970	2,282
Gain on forgiveness of CARES Act loan	(280,373)	-

Changes in operating assets and liabilities:
Accounts receivable, net	197,494	(39,425)
Inventories	97,428	41,003
Accrued interest receivable	3,467	(477)
Prepaid expenses	(2,209)	(5,150)
Accounts payable	59,027	(79,713)
Other accrued liabilities	20,231	10,964
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	259,931	(353,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	249,999	600,001
Certificates of deposit purchased	-	(550,000)
NET CASH PROVIDED FROM INVESTING ACTIVITIES	249,999	50,001

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on CARES Act loan payable (round 1)	(1,975)	-
Proceeds from CARES Act loan payable (rounds 1 and 2)	130,255	171,712
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	128,280	171,712

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	638,210	(131,596)
Cash and cash equivalents at beginning of period	308,110	274,936
Cash and cash equivalents at end of period	$ 946,320	$ 143,340

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2020	4,946,502	$4,947	$929,159	$ 813,188	$1,747,294

Net income (loss)	-	-	-	(110,306)	(110,306)

Stock based compensation	-	-	2,282	-	2,282

Balance at March 31, 2020	4,946,502	$4,947	$931,441	$ 702,882	$1,639,270

Net income (loss)	-	-	-	(81,875)	(81,875)

Balance at June 30, 2020	4,946,502	$4,947	$931,441	$ 621,007	$1,557,395

Net income (loss)	-	-	-	(95,826)	(95,826)

Balance at September 30, 2020	4,946,502	$4,947	$931,441	$ 525,181	$1,461,569

Balances, January 1, 2021	4,946,502	$4,947	$931,442	$ 610,469	$1,546,858

Net income (loss)	-	-	-	4,682	4,682

Balance at March 31, 2021	4,946,502	$4,947	$931,442	$ 615,151	$1,551,540

Net income (loss)	-	-	-	146,370	146,370

Balance at June 30, 2021	4,946,502	$4,947	$931,442	$ 761,521	$1,697,910

Net income (loss)	-	-	-	8,977	8,977

Stock based compensation	-	-	970	-	970

Balance at September 30, 2021	4,946,502	$4,947	$932,412	770,498	$1,707,857

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2021, and its results of operations, cash flows, and changes in stockholders’ equity for the three months and nine months ended September 30, 2021 and 2020.  The balance sheet at December 31, 2020 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The results of operations for the three month and nine-month period ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2021 the anticipated effective annual federal income tax rate will be 0%.

Accounting Standards Updates

In August 2020, the Financial Accounting Standards Board (FASB) issued (Accounting Standards Update (ASU) No. 2019-12 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. Management does not expect adoption of this update to have a material impact on the Company’s financial statements.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method.  Inventories consist of the following:

	September 30, 2021	December 31, 2020
Parts	$ 84,001	$ 99,303
Work in progress	194,713	275,230
Finished goods	255,564	257,174
Total inventory	$ 534,278	631,707

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period.  Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.  At September 30, 2021 and 2020, the Company had 240,000 and 180,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income.  The stock options were not included in the calculation of diluted earnings per share for either period as they were anti-dilutive.

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

On September 2, 2021, the Board of Directors granted 60,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vest immediately.    The fair value of the options was determined using the Black-Scholes model using the following variables:   stock price of $0.40, volatility of 107.7%, expected term of 5 years with a forfeiture rate of 95%, and a discount factor of 0.77%. Share based compensation of $970 was recognized during the three and nine month periods ended September 30, 2021.

As of September 30, 2021, there were 240,000 options outstanding with a weighted average exercise price of $0.40 per share, a weighted average remaining life of 3.9 years and had intrinsic value of $14,400.

NOTE 5 – REVENUE

The Company product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products.  During the three-month period ended September 30, 2021 and 2020, the Company’s revenue from products sales was $230,869 and $195,119, respectively.  Revenue from site support and engineering services was $25,200 and $7,750 respectively, over the same periods.

During the nine-month period ended September 30, 2021 and 2020, the Company’s revenue from products sales was $1,100,948 and $692,483, respectively.  Revenue from site support and engineering services was $36,900 and $29,850 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies.  Domestic sales of products and services for the three-month period ended September 30, 2021 and September 30, 2020 were $227,001 and $193,158, respectively.  Sales to foreign customers for the three-month period ended September 30, 2021 and September 30, 2020 were $29,068 and $9,711, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – REVENUE (continued)

Domestic sales for the nine-month period ended September 30, 2021 and September 30, 2020 were $1,021,331 and $647,397, respectively.  Sales to foreign customers for the nine-month period ended September 30, 2021 and September 30, 2020 were $116,517 and $74,936, respectively.

For the three-month period ended September 30, 2021, sales to one customer represented more than 10% of total revenue, four customers represented more than 10% of total revenue for the same period in 2020.

	2021 Sales	2021 %age of Total Sales	2020 Sales	2020 %age of Total Sales
Domestic customer A	$ 70,505	28%	$ 26,875	13%
Domestic customer B	-	-	25,640	13%
Domestic customer C	-	-	24,864	12%
Domestic customer D	-	-	22,093	11%

For the nine-month period ended September 30, 2021, sales to two customers represented more than 10% of total revenue, one customer represented more than 10% of total revenue for the same period in 2020.

	2021 Sales	2021 %age of Total Sales	2020 Sales	2020 %age of Total Sales
Domestic customer A	$203,623	18%	$82,566	11%
Domestic customer B	129,798	11%	-	-

As of September 30, 2021 and 2020, the Company had a sales order backlog of $93,059 and $3,400, respectively.

NOTE 6 - LEASES

On September 23, 2020, the Company signed a new two-year lease for its facilities.  The base lease is $3,162 and $3,267 per month for years one and two, respectively. There is a leasehold tax applied to the base lease at 12.84%.  The Company has the right to terminate the lease with 90 days’ notice. There is no renewal clause contained in the current lease.  Upon signing the lease, the Company recognized a lease liability and right of use asset of $74,005 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 4.0%. At September 30, 2021, the remaining lease term is twelve months.

Prior to the new lease on September 23, 2020, the Company’s lease for its facilities was for $5,639 per month.

For the three month and nine-month periods ended September 30, 2021 and 2020, lease expenses of $10,862 and $16,918, and $32,586 and $50,934 respectively, are included in the following expense classifications on the statement of operations:

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – LEASES (continued)

	For the three-month period ending September 30,
	2021			2020
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$ 5,396	$ 4,248	$ 9,644	$ 2,998	$ 11,995	$ 14,993
Variable lease costs	682	536	1,218	385	1,540	1,925
Total lease costs	$ 6,078	$ 4,784	$ 10,862	$ 3,383	$ 13,535	$ 16,918

	For the nine-month period ending September 30,
	2021			2020
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$ 16,190	$ 12,742	$ 28,932	$ 8,996	$ 36,163	$ 45,159
Variable lease costs	2,045	1,609	3,654	1,155	4,620	5,775
Total lease costs	$ 18,235	$ 14,351	$ 32,586	$ 10,151	$ 40,783	$ 50,934

As of September 30, 2021, total future lease payments are as follows:

For the 12 months ending September 30, 2021 and 2022
2021	$9,802
2022	29,407
Total	39,209
Less imputed interest	(204)
Net lease liability	39,005
Current portion	39,005
Long-term portion	$-

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – STOCK REPURCHASE

On January 13, 2016, the Company’s Board of Directors approved a resolution authorizing the repurchase of up to $100,000 of the Company’s Common Stock at the price of $0.38 per share. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. On March 2, 2016, the Company’s Board of Director approved a resolution authorizing the repurchase of an additional $150,000 of the Company’s Common Stock at the price of $0.38 per share. Under the program (the “Stock Repurchase Plan”), shares may be repurchased in open market transactions, complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Shares repurchased are retired. Since inception of the Stock Repurchase Plan, the Company has repurchased 212,165 shares for a total of $80,622 through September 30, 2021 and $169,378 of the original $250,000 approved by the board remains.

On April 23, 2020 repurchases were suspended indefinitely.

NOTE 8 – CARES ACT LOANS PAYABLE

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law.

In April 2020, the Company received a loan of $171,712 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act.   The loan, which was in the form of a promissory note, has a maturity date of April 13, 2022 and bears interest at a rate of 1% per annum. $150,118 of this loan was forgiven in June 2021 which was recognized as a gain on forgiveness of CARES Act loan in the second quarter of 2021.  A balance of  $21,594 remained after the forgiveness. As of September 30, 2021, the balance remaining was $13,911.   Monthly payments of $1,994 are due for the next seven months.

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

Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. As of September 30, 2021, the Company has used funds from the loan to pay qualifying expenses. The second loan was forgiven and the Company recognized gain on forgiveness of CARES Act loan of $130,255 during the three month period ended September 30, 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended September 30, 2021.  The following statements may be forward looking in nature and actual results may differ materially.

A.RESULTS OF OPERATIONS

REVENUES: Total revenues from sales increased to $256,069 for the third quarter of 2021 as compared to $202,869 in the third quarter of 2020, reflecting an increase of 26.2%.  Management believes the increase in sales revenues is due to the impact of the orders delayed due to the impact of COVID-19 stay at home orders in same quarter of 2020. Year to date total revenues from sales increased to $1,137,848 in 2021 as compared to $722,333 in 2020, reflecting an increase of 57.5%.  Management believes the increase in sales revenues is due to the impact of the COVID-19 stay at home orders when compared with the same period of 2020.

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

The COVID-19 situation represented a significant disruption to operations in most of 2020.  During the nine-month period ending September 30, 2021, we have seen orders for projects that we believe were delayed due to the impact of the restrictions related to preventing the spread of COVID-19 in 2020. We are experiencing some disruptions in the supply chain, but at this point do not see it having a material impact on sales.

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the three- and nine-month periods ended September 30, 2021, and 2020 are as follows:

	Three Months ended September 30, 2021	Three Months ended September 30, 2020	Nine Months ended September 30, 2021	Nine Months ended September 30, 2020
Domestic Sales	89%	95%	90%	90%
Export Sales	11%	5%	10%	10%

BACKLOG:

As of September 30, 2021, the Company had a sales order backlog of $93,059.   The Company’s customers generally place orders on an "as needed basis".  Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the third quarters of 2021 and 2020 were 60% and 52% of respective net sales. The cost of sales percentage increased in the third quarter of 2021 is the result of the product mix sold during the same quarter of 2020. Cost of sales percentages for the nine-month periods ended September 30, 2021, and 2020 were 48% and

COST OF SALES (Cont.):

54%. The cost of sales percentage increase in the first nine-months of 2021 is the result of the product mix sold during the same period of 2020.

OPERATING EXPENSES:

The following is a delineation of operating expenses:

	Three Months Ended			Nine Month Ended
	Sept.30, 2021	Sept. 30, 2020	Increase (Decrease)	Sept. 30, 2021	Sept. 30, 2020	Increase (Decrease)
General and administrative	$ 55,574	$ 55,761	$ (187)	$ 215,528	$ 221,431	$ (5,903)
Research and development	46,534	49,739	(3,205)	153,483	154,850	(1,367)
Marketing and sales	122,960	90,229	32,731	344,594	264,420	80,174
Total operating expenses	$ 225,068	$ 195,729	$ 29,339	$ 713,605	$ 640,701	$ 72,904

General and administrative:  For the third quarter of 2021, general and administrative expenses decreased $187 to $55,574, due to decreased wages when compared with the same quarter of 2020. For the nine-month period, general and administrative expenses decreased by $5,903 to $215,528 due to decreased wages.

Research and development:  Research and development expenses decreased $3,205 to $46,534 during the third quarter of 2021 due to decreased expenses related to prototype build costs when compared with the same quarter of 2020. For the nine-month period, research and development expenses decreased by $1,367 to $153,483, due to decreased prototype build costs.

Marketing and sales: During the third quarter of 2021, marketing and sales expenses increased $32,731 to $122,960 when compared with the same period of 2020, due to increased payroll.  For the nine-month period, marketing and sales expenses increased by $80,175 to $344,594, due to increased payroll.

OTHER INCOME:

The Company earned $555 in interest income during the quarter ended September 30, 2021 and $1,981 for the nine-month period.  Sources of this income were money market accounts and certificates of deposit. In 2021, the Company recognized a gain on forgiveness of debt in the amount of $280,373 for the first CARES Act loan (PPP round 1 & 2), compared to a government grant under the CARES Act in the amount of $9,000 for COVID relief in 2020.

NET LOSS:

The Company had net income of $8,977 for the third quarter of 2021 compared to a net loss of $95,826 for the same quarter of 2020.  For the nine-month period ended September 30, 2021, the Company recorded net income of $160,029 compared with a net loss of $288,007 for the same period of 2020.  The increase in net income during 2021 is the result of increased sales revenues, gross profit and the $280,373 gain on forgiveness of debt related to the first CARES Act loan (PPP rounds 1 and 2).

B.FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at September 30, 2021 was 10.0 compared to 20.7 at December 31, 2020.  The decrease in current ratio is due to the increase of wages and commissions payable at September 30, 2021 as compared to December 31, 2020.

At September 30, 2021, the Company had cash and cash equivalents of $946,320 as compared to cash and cash equivalent of $308,110 at December 31, 2020.

Cash provided from operating activities increased by $613,240 for the nine-month period ended September 30, 2021 when compared to the same period in 2020. The increase is attributable to an increase in net income for the period being $448,036 greater than the same period in 2020. The reduction in the change in accounts receivable and accounts payable balances contributed $236,919 and $138,740 respectively.

Net cash provided from investing was $249,999 due to the redemption of certificates of deposits maturing during the nine months of 2021. Cash provided from financing activities was $128,280, which were the proceeds of the CARES Act loan (round 2) received during the nine-month period ended September 30, 2021 less that principal paid on the CARES Act loan (round 1).

In management's opinion, the Company's cash and cash equivalents and other working capital at September 30, 2021 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2021.

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

Item 4.  Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of September 30, 2021.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Michael W. Eller
Date: October 29, 2021	Name: Michael W. Eller
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: October 29, 2021	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)