Form 10-K
period 2021-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2022-03-04
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $921,507, based on the reported last sale price of common stock on June 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of February 15, 2022: 4,946,502 shares.

ELECTRONIC SYSTEMS TECHNOLOGY INC.

FORM 10-K

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2021. The following statements may be forward-looking in nature and actual results may differ materially. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

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

Development efforts in 2021 were focused primarily on software enhancements and hardware maintenance for the ESTeem® Horizon Series. These next generation industrial wireless products will improve our networking capability with higher data rates, improved security, improved support features and updates to the latest wireless standards.

In an effort to maintain and expand our customer base in the industrial control marketplace, we team with major automation hardware vendors such as Rockwell Automation. Our 30-year relationship with Rockwell Automation’s Encompass Program delivers significant benefits via increased exposure to markets that would not otherwise be available to us. Rockwell Automation has the largest market share in the United States and is a major entity in the world-wide automation and controls marketplace.

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

PRODUCT LINES

We manufacture nine (9) models of the ESTeem® industrial wireless modems that operate in frequency from 150 MHz to 5.8 GHz. A wireless modem is a hardware device for sending and receiving data over a radio carrier and is the foundation of our industrial wireless solution. Each model will fit best in a specific application based upon several factors such as distance, required data rate and Federal Communication Commission (“FCC”) licensing requirements. Each wireless network is discussed in detail with the end customer to determine the best overall solution for their application. No single model or frequency band can solve all applications and having a diverse product selection is critical for expanding our customer base. The following is a summary of our product offering.

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

Our products compete in an environment of rapidly changing technology which results in the necessity for continuous updates and enhancements. Research and Development expenditures for new product development and improvements of existing products for 2021 and 2020 were $212,397 and $200,024 respectively. None of our research and development expenses were paid directly by any of our customers. We contract with third parties for software development and hardware design as needed. Development efforts during 2021 were focused primarily on software enhancements for the ESTeem® Horizon Series and the redesign of the Horizon900. Research and development expenditures will continue, in order to meet our customers’ evolving needs

MARKETING, CUSTOMERS AND SUPPORT

The majority of our products sold during 2021 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers, and the remainder our sales were direct to end-users. Orders are generally place on an “as needed basis”. Shipping of products is usually completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing scheduled projects and custom designed equipment for specific applications. Our sales order backlog at year end was $81,293.

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

Major Market	Major Competitors
Industrial Automation	FreeWave Technologies, GE/Microwave Data Systems, and Cal Amp

Computer networking, inter and intra building, and remote internet access	Cisco, Digital Wireless, D-link, Linksys, P-Com and Proxim

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

Approximately 30% of the Company’s inventory at December 31, 2021 consisted of parts having lead times ranging from 12 to 30 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, thus, accounting for a significant portion of the Company’s inventory value. Based on past experience with component availability, distributor relationships, and inventory levels, we do not foresee shortages of materials. However, developments in the electronic component marketplace, which are also used in cellular phones, personal technology devices and other technology devices, have the potential of creating negative availability and delivery issues for components used by us. Although we have been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future. If shortages were to occur, material interruption of production and product delivery to customers would result.

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

EMPLOYEES

As of December 31, 2021, we employ 9 persons on a full-time basis (4 in sales/marketing, 1 in technical support, 3 in engineering/manufacturing, and 1 in finance and administration). The Company’s operations are dependent upon key members of its engineering and management personnel, which, if lost to the Company, could have a material adverse effect on our business.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny. Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), Management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ending December 31, 2021. We determined that there continues to be material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2021. We have not maintained effective controls to ensure appropriate segregation of duties due to our limited number of employees in finance and administration. The same employee is responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to this weakness and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected. Avenues for mitigating our internal control weaknesses have been evaluated but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time. The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property, plants, mines, or any other materially important physical properties. The Company’s administrative offices, inventory and laboratories are located in leased facilities at 415 N. Roosevelt Street, STE B1, Kennewick, Washington. The Company leases approximately 5,270 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington. As of December 31, 2021, the total monthly lease cost, including tax, is $3,687 The lease initially covered a period of two years, expiring September 2022.

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

Item 4. Mine Safety Disclosure.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The closing price for our common stock on the OTCQB was $0.30 on February 15, 2022.

There were 339 holders of record of our Common Stock as of February 15, 2022.

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

The following table shows the Company’s activity and related information for the year ended December 31, 2021 and 2020 under the Stock Repurchase Plan.

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

FISCAL YEAR 2021 vs. FISCAL YEAR 2020

GROSS REVENUES: Total revenues for the fiscal year 2021 were $1,512,028 reflecting an increase of 23.4% from $1,225,372 in gross revenues for fiscal year 2020. During the year ended December 31, 2021, two customers sales accounted for more than 10% of the total sales revenues. The increase in total revenues is the result of increased product sales during 2021. Domestic Sales for the fiscal year were $1,341,287 compared to $927,494 in 2020. Sales to Foreign Customers for the fiscal year were $170,741 compared to $297,878 in 2020. Product sales increased to $1,458,328 in 2021, as compared to 2020 sales of $1,181,022 reflecting an increase of 23.5%.

Interest revenues during 2021 decreased to $2,489 from 2020 level of $10,736 due to the decreased interest rates for the certificates of deposit held by the Company and the reduction of the value of the certificates held during 2021.

As of December 31, 2021, the Company had sales backlog of $81,293. The Company’s customers generally place orders on an “as needed basis”. Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES: Cost of Sales, as a percentage of net sales, was 49.2% and 49.7% respectively, for 2021 and 2020. Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY: The Company’s year-end inventory values for 2021 and 2020 were as follows:

	2021	2020
Parts	$ 92,751	$ 99,303
Work in progress	171,705	275,230
Finished goods	237,377	257,174
TOTAL	$ 501,833	$ 631,707

The Company’s objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements.

OPERATING EXPENSES: Operating expenses increased to $957,654 in 2021 from 2020 levels of $839,173. Significant changes in expenses are comprised of the following components: Payroll and related expenses $19,911 increase, services purchased $109,432 increase, Travel $15,191 increase Depreciation expense decreased during 2021 to $1,784 from 2020 levels of $5,169 due to the Company’s decreased capital purchases.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in net income of $92,989 for 2021, an increase from a net loss of $202,179 for 2020. At December 31, 2021, the Company’s working capital was $1,6410,537 compared with $1,676,530 at December 31, 2020. The Company’s operations rely solely on the income generated from sales. The Company’s major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production. Extended availability for components critical for production of the Company’s products, ranging from 12 to 30 weeks, require the Company to maintain high inventory levels. It is management’s opinion that the Company’s working capital as of December 31, 2021 is adequate for expected resource requirements for the next twelve months. During the twelve month period ending December 31, 2021, the Company had positive cash flow of $347,506.

The Company’s current asset to current liability ratio at December 31, 2021 was 12.7:1 compared to 20.7:1 at December 31, 2020. The decrease in current asset ratio is the result of the Company having increased accounts payable for year-end 2021 when compared with year-end 2020. The Company’s liquid resources at December 31, 2021, including cash and cash equivalent and certificates of deposits, were $1,055,616, compared to $808,109 at December 31, 2020. The increase in liquid resources is the result of the 2021 operating income. The Company’s accounts receivable at December 31, 2021 were $166,303, compared to $288,884 at December 31, 2020. Management believes that all Company accounts receivable as of December 31, 2021 are collectible and does not have a reserve for uncollectable accounts.

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

Inventories at December 31, 2021 were $501,833, reflecting a decrease from December 31, 2020 of $631,707. The decrease in inventory between December 31, 2021 and December 31, 2020, is due to the delays in the supply chain.

We had capital expenditures $1,082 during 2021. The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.

As of December 31, 2021, our current liabilities increased to $137,637 from $84,916 at December 31, 2020. The increase in current liabilities was impacted by a increase in accounts payable to $70,686 from $21,113.

We had no off-balance sheet arrangements for the year ended December 31, 2021.

Inflation had minimal adverse effect on the Company’s operations during 2021. Minimal adverse effect is anticipated during 2022.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Electronic Systems Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc. (“the Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Supplemental Information

The supplemental schedule of operating expenses for the years ended December 31, 2021 and 2020 (“the supplemental information”) has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ Assure CPA, LLC.

We have served as the Company’s auditor since 2012.

Spokane, Washington

Firm ID is 444

March 2, 2022

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS BALANCE SHEETS DECEMBER 31, 2021 AND 2020

	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$655,616	$308,110
Certificates of deposit	400,000	499,999
Accounts receivable - net	166,303	288,884
Inventories - net	501,833	631,707
Prepaid expenses	24,387	28,087
Accrued interest receivable	35	4,659

Total Current Assets	1,748,174	1,761,446

PROPERTY AND EQUIPMENT – NET	1,358	5,445

Right of use – asset, net of amortization (NOTE 8)	28,922	65,230

TOTAL ASSETS	$1,778,454	$1,832,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$71,645	$21,113
Accrued wages	9,114	2,699
Operating lease liability – current (NOTE 8)	28,438	36,753
Accrued vacation payable	13,613	17,631
Other accrued liabilities	14,827	6,720

Total Current Liabilities	137,637	84,916

Long-term liabilities

CARES Act loan payable (NOTE 11)	-	171,712
Operating lease liability (NOTE 8)	-	28,635

Total Long-term Liabilities	-	200,347

TOTAL LIABILITIES	137,637	285,263

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000 shares authorized, 4,946,502 and 4,946,502 shares issued and outstanding, respectively	4,947	4,947
Additional paid-in capital	932,412	931,442
Retained earnings	703,458	610,469
TOTAL STOCKHOLDERS’ EQUITY	1,640,817	1,546,858
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,778,454	$1,832,121

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

SALES – NET	$1,512,028	$1,225,372

COST OF SALES	744,246	608,654

GROSS PROFIT	767,782	616,718

OPERATING EXPENSES	957,654	839,173

OPERATING LOSS	(189,872)	(222,455)

OTHER INCOME:
Interest income	2,488	10,736
Government grant income	-	9,000
Gain on forgiveness of CARES Act loan (Note 11)	280,373	-
TOTAL OTHER INCOME	282,861	19,736

NET INCOME ( LOSS) BEFORE INCOME TAXES	92,989	(202,719)

INCOME TAX PROVISION (BENEFIT)	-	-

NET INCOME (LOSS) AFTER INCOME TAXES	$92,989	$(202,719)

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$0.02	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	4,946,502	4,946,502

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE AT DECEMBER 31, 2019	4,946,502	$4,947	$929,159	$813,188	$1,747,294

Net loss	-	-	-	(202,719)	(202,719)

Share based compensation	-	-	2,283	-	2,283

BALANCE AT DECEMBER 31, 2020	4,946,502	$4,947	$931,442	$610,469	$1,546,858

Net income	-	-	-	92,989	92,989

Share based compensation	-	-	970	-	970

BALANCE AT DECEMBER 31, 2021	4,946,502	$4,947	$932,412	$703,458	$1,640,817

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$92,989	$(202,719)
Noncash expenses included in income (loss):
Depreciation and amortization	5,169	6,953
Share based compensation	970	2,283
Gain on forgiveness of CARES Act loan	(280,373)	-
Changes in operating assets and liabilities:

Accounts receivable	122,581	(211,923)
Inventories	129,873	191,112
Prepaid expenses	3,702	(7,179)
Accrued interest receivable	4,624	1,881
Accounts payable	49,572	(80,435)
Other accrued liabilities	2,865	11,488
Net Cash provided (used) by Operating Activities	131,972	(288,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposits purchased	(400,000)	(1,049,999)
Certificates of deposits redeemed	499,999	1,200,000
Purchase of equipment	(1,082)	-
Net Cash provided by Investing Activities	98,917	150,001

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on CARES Act loan payable (round 1)	(13,638)	-
Proceeds from CARES Act loan payable (rounds 1 and 2)	130,255	171,712
Net Cash provided by Financing Activities	116,617	171,712

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	347,506	33,174

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	308,110	274,936

CASH AND CASH EQUIVALENTS AT END OF YEAR	$655,616	$308,110

Non-cash investing and financing activities:
Recognition of operating lease liability and right of use asset	$-	$74,005

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

As a result of COVID-19, and governmental responses thereto, the Company has experienced some negative impacts to its business, primarily as a result of reductions in staffing by customers, and their customers, which is lengthened normal sales cycles. Many of customers also restricted visits from vendors. All of planned trade shows and sales presentations were canceled or postponed as a result of the risks associated with face to face meetings. Management utilized various platforms to provide current customers and potential customers with presentations about products and services. The Company also experienced and continue to experience delays in its supply chain. While many of the past negative impacts have lessened over time, if new outbreaks, or strains, of Covid-19 occur and/or if governments revert to more restrictive measures with respect to travel and business operations which require or result in our inability to effectively market and/or interact with customers (whether potential or actual), the Company could again experience negative impacts.

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

Revenue Recognition

The Company recognizes revenue when it has satisfied the performance obligation required under a contract with the customer. A performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Our contracts with customers contain a single performance obligation. A contract’s transaction price is recognized as revenue when, or as, the performance obligation is satisfied.

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

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for estimated uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts. As of December 31, 2021 and 2020, the Company’s estimate of doubtful accounts was zero. The Company’s policy for writing off past due accounts receivable is based on the time past due and responses received from the subject customer.

Inventories

Inventories are stated at lower of direct cost or market. Cost is determined on an average cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value and consideration is given to obsolescence.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. Reclassifications had no effect on net income (loss), stockholders’ equity, or cash flows as previously reported.

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

Certificates of Deposit

Certificates of deposit with original maturities ranging from one month to twelve months were 400,000 and $499,999 at December 31, 2021 and 2020, respectively.

Software Costs

Software purchased and used by the Company is capitalized as property and equipment based on its cost, and amortized over its useful life, usually not exceeding five years.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

The Company capitalizes the costs of creating a software product to be sold, leased or otherwise marketed, for which technological feasibility has been established. Amortization of the software product, on a product-by-product basis, begins on the date the product is available for distribution to customers and continues over the estimated revenue-producing life, not to exceed five years.

Leases

Contracts that meet the definition of a lease are classified as operating or financing leases and are recorded on the balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

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

Research and Development

Research and development costs are recognized as operating expenses when incurred. Research and development expenditures for new product development and improvements of existing products by the Company for 2021 and 2020 were $212,397 and $200,024, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are recognized as operating expenses when incurred. Advertising costs for the years ended December 31, 2021 and 2020 were $7,979 and $6,351, respectively.

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

Potentially dilutive common stock equivalents consist of 240,000 and 180,000 stock options outstanding as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the potentially dilutive stock options were not included in the calculation of the diluted weighted average number of shares outstanding or diluted EPS as their effect would have been anti-dilutive.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2021 and 2020, the Company has no assets or liabilities subject to fair value measurements on a recurring basis.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

New Accounting Pronouncements

Accounting standards issued by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

2.	Inventories

Inventories consist of the following:

	2021	2020
Parts	$92,751	$99,303
Work in progress	171,705	275,230
Finished goods	237,377	257,174
	$501,833	$631,707

Included in the above amounts are reserves for obsolete inventories of $5,829 and $4,730 at December 31, 2021 and 2020, respectively.

3.	Property and Equipment

Property and equipment consist of the following:

	2021	2020
Laboratory equipment	$522,575	$522,575
Software	35,028	35,028
Furniture and fixtures	16,344	15,262
Dies and molds	73,607	73,607
	647,554	646,472
Accumulated depreciation and amortization	(646,196)	(641,027)
	$1,358	$5,445

4.	Income Taxes

For the years ended December 31, 2021 and 2020, the Company did not have an income tax benefit nor provision because of continuing losses.

The components of net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$293,200	$255,900
Accrued liabilities	2,900	3,700
Inventories	16,000	15,500
Other	1,400	-
Federal income tax credits	67,000	67,000
Total deferred tax assets	380,500	342,100

Deferred tax liability:
Other	-	(800)

Deferred tax assets, net	380,500	341,300
Less valuation allowance	(380,500)	(341,300)
Total deferred tax assets, net	$-	$-

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards and the income tax carryforwards. Management determined that it does not believe it is more likely than not that all of the net deferred tax assets will be realized. Therefore, a valuation allowance has been recorded for the full net deferred tax asset at December 31, 2021 and 2020.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

At December 31, 2021, the Company had approximately $67,000 of research and development income tax credits available to reduce federal income taxes in future periods. The credits expire from 2035-2039. In addition, at December 31, 2021, the Company had approximately $1,400,000 of net operating loss carryforwards, $750,000 of which will expire between 2035 and 2038. The remaining balance of $650,000 will never expire but whose utilization is limited to 80% of taxable income in any future year.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory federal income tax rate of 21% were as follows:

	2021	2020
Amount computed using the statutory rate	$19,500	$(42,600)
Non-deductible (taxable) items, net	(58,500)	(1,800)
Change in estimates	(200)	(400)
Change in valuation allowance	39,200	44,800
Provision (benefit) for federal income taxes	$-	$-

Should the Company have future accrued interest expense and penalties related to uncertain income tax positions, they will recognize those expenses in income tax expense.

The Company files federal income tax returns in the United States only. The Company is no longer subject to federal income tax examination by tax authorities for years before 2018. The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties.

5.	Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit-Sharing Plan and Salary Deferral 401-K Plan and Trust. All employees over the age of twenty-one are eligible. On January 1, 2006, the Company adopted a four percent salary matching provision. The Company contributed $16,660 and $15,659 to the plan for the years ended December 31, 2021 and 2020, respectively.

6.	Employee Bonus Program

The Board of Directors establishes Sales and Net Income thresholds at the start of each year that are used in calculating the amount of bonuses that may be awarded. If these thresholds are not achieved, there will be no bonus issued. There was no accrual or expense recorded for 2021 or 2020.

7.	Share-Based Compensation

The Company grants stock options to individual employees and directors with three years continuous tenure. After termination of employment, stock options may be exercised within ninety days, after which they are subject to forfeiture. On September 1, 2021 the Board of Directors granted 60,000 options to employess. The new options have an exercise price of $0.40, a term of 5 years, and vested immediately. The fair value of the options was determined using the Black-Scholes model using the following variables: stock price of $0.40, volatility of 107.69%, expected term of 5 years with a forfeiture rate of 95%, and a discount factor of 0.77%. Share based compensation of $970 was recognized in 2021.

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

In the years ended December 31, 2021 and 2020, the Company recognized $970 and $2,283 respectively, in share-based compensation expense. No non-vested share-based compensation arrangements existed as of December 31, 2021 and 2020.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of option activity follows:

	Number Outstanding	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2019	120,000	0.40	1.6
Granted	180,000	0.40
Canceled	(120,000)	0.40
Balance at December 31, 2020	180,000	$0.40	4.2
Granted	60,000	0.40
Balance at December 31, 2021	240,000	$0.40	3.6

Outstanding and Exercisable at December 31, 2021	240,000	$0.40	3.6

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2021 was nil.

8.	Leases

On September 23, 2020, the Company signed a new two-year lease for its facilities. The base lease is $3,162 and $3,267 per month for years one and two, respectively. There is a leasehold tax applied to the base lease at 12.84%. The Company has the right to terminate the lease with 90 days’ notice. There is no renewal clause contained in the current lease. Upon signing the lease, the Company recognized a lease liability and a right of use asset of $74,005 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 4.0%. At December 31, 2021, the remaining lease term is nine months.

Prior to the new lease in September 23, 2020, the Company’s lease for its facilities was for $5,639 per month.

As of December 31, 2021, total future lease payments are as follows:

For the 12 months ended December 31, 2022	$28,922
Total	28,922
Less imputed interest	(484)
Net lease liability	28,438
Current portion	28,438
Long-term portion	$-

For the years ended December 31, 2021 and 2020, costs relating to the operating lease were recognized in the statement of operations as follows:

	2021			2020
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$21,587	$16,989	$38,576	$14,393	$40,411	$54,804
Variable lease costs	2,749	2,164	4,913	1,836	5,156	6,992
Total lease costs	$24,336	$19,153	$43,489	$16,229	$45,567	$61,796

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

9.	Revenue

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

	For the year ending December 31,
	2021			2020
	Domestic Sales	Foreign Sales	Total Sales	Domestic Sales	Foreign Sales	Total Sales
Product Sales	$1,287,587	$170,741	$1,458,328	$883,144	$297,878	$1,181,022
Site Support Sales	53,700	-	53,700	44,350	-	44,350
Total Sales	$1,341,287	$170,741	$1,512,028	$927,494	$297,878	$1,225,372

For the 12-month period ended December 31, 2021, sales to two customers represented more than 10% of total revenue. Two customers represented more than 10% of total revenue for the same period in 2020.

	2021 Sales	2021 % age of Total Sales	2020 Sales	2020 % age of Total Sales
Foreign customer A	$41,599	2.8%	$180,331	14.7%
Domestic customer A	$242,451	16.0%	$158,483	12.9%
Domestic customer B	$160,385	10.6%

As of December 31, 2021 and 2020, the Company had a sales order backlog of $81,293 and $0, respectively.

10.	Stock Repurchase

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

During the years ended December 31, 2020, the Company did not repurchase shares of its common stock. As of December 31, 2021, the Company has repurchased a total of 212,165 shares for a total cost of $80,629 and a balance of $169,371 remains of the original $250,000 approved by the board. On April 23, 2020, repurchases were suspended indefinitely.

11.	Cares Act Loan Payable

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law.

In April 2020, the Company received a loan of $171,712 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act. The loan, which was in the form of a promissory note, originally had a maturity date of April 13, 2022 and an interest rate of 1% per annum. $150,118 of this loan was forgiven in June 2021 which was recognized as a gain on forgiveness of CARES Act loan in 2021. A balance of $21,594 remained after the forgiveness. As of December 31, 2021, the balance remaining was $7,956 and is included in other accrued liabilities. This balance will be paid in 2022.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

In February 2021, the Company received a second loan of $130,255 pursuant to the PPP. The loan, which was in the form of a promissory note, originally had a maturity date of February 21, 2023 and an interest rate of 1% per annum. The Note could be prepaid by the Company at any time prior to maturity with no prepayment penalties. The second loan was forgiven and the Company recognized gain on forgiveness of CARES Act loan of $130,255 during 2021.

Under the terms of the PPP, certain amounts of the loans may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. As of December 31, 2021, the Company has used funds from the loans to pay qualifying expenses.

During the year ended December 31, 2020, the Company received $9,000 under Division A, Title I, Section 1110 of the CARES Act. The Company was not required to pay this amount back and recognized $9,000 as government grant income during 2020.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Advertising	$7,979	$6,351
Dues and subscriptions	2,011	4,280
Depreciation	5,169	6,953
Insurance	13,242	12,386
Materials and supplies	12,668	17,630
Office and administration	4,097	5,473
Printing	3,318	1,753
Professional services	138,357	110,191
Services Purchased in lieu of payroll	81,250	-
Rent and utilities	49,662	68,760
Repair and maintenance	8,096	1,643
Salaries and benefits	614,337	611,880
Taxes, licenses & health insurance	183,546	165,232
Telephone	5,968	7,090
Warranty expense	2,867	929
Gain on disposal of assets	-	(785)
Trade shows	7,631	7,300
Travel expenses	18,955	3,764

	1,159,153	1,030,830

Expenses allocated to cost of sales	(201,499)	(191,657)

Total Operating Expenses	$957,654	$839,173

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including the Chief Executive Officer and Principal Accounting Officer, these positions are currently held by the same individual, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2021.

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

As of December 31, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and concluded that it is ineffective in assuring that the financial reports of the Company are free from material errors or misstatements. The material weakness is as follows:

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

During the quarter ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2020 as well as the term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
T.L. Kirchner	06/05/20 – 06/02/23	73	Former President of the Company
Vern Kornelsen	06/05/20 – 06/02/23	89	General Partner of EDCO
Thomas Schaefer	06/01/21– 06/01/24	61	Vice President of Online Development Inc.
Donald Siecke	06/01/21 – 06/01/24	81	President of Kelmore Development Corp.
Michael W. Eller	06/07/2019-06/03/2022	61	President of Electronic Systems Technology, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2021 is comprised of Don Siecke (Chairman) and Tom Schaefer. The Audit Committee met on one occasion in 2021. The Board of Directors has determined that Mr. Siecke is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Board’s conclusions regarding the qualifications of Mr. Siecke as an audit committee financial expert were based on his experience as a certified public accountant and his degree in accounting.

The Board has also adopted a charter for the Audit Committee. The charter for the audit committee is available on our website at www.esteem.com . The audit committee charter is also available in print to any shareholder who requests it.

Compensation Committee

There is no Compensation Committee of the Board of Directors. The Board of Directors did establish an Employee/Director Stock Option Committee consisting of all Directors. The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2021. There is no charter for the Employee/Director Stock Option Committee.

Code of Ethics

On September 22, 2020, the Company’s Board of Directors adopted a Code of Ethics for the Company. The Codes of Ethics, and any subsequent amendments thereto, (other than technical, administrative, or non-substantive amendments), and any waivers of a provision of the Code of Ethics for directors or executive officers, are available on our website at www.esteem.com.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2021; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
Michael Eller	61	President/CEO/Principal Accounting Officer	Employed at will	9/7/12- Present

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

Family Relationships

None.

Section 16(A) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2021 to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

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

Information concerning the compensation of the Company’s principal executive officer and principal accounting officer, as well as any other compensated employees of the Registrant’s whose total compensation exceeded $100,000 during 2021 and 2020 is provided in the following Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”):

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)
Michael W. Eller President CEO/Principal Accounting Officer	2021	$123,500	-	-	-	-	-	$27,074	$150,574
	2020	$121,700	-	-	-	-	-	$24,200	$145,900

(1)	Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus.

(2)	Amount represents the dollar amount recognized for financial statement reporting purposes.

(3)	All Other Compensation consists of Group Health Insurance, Accrued Vacation Pay and Company paid 401(k) matching amounts.

The information specified concerning the stock options of the named executive officers during the fiscal years ended December 31, 2020 and 2021 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN 2020
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
Michael W. Eller	-0-	0%	$0.00	n/a

(5)	This table does not include Stock Options granted previously.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2021 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

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

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company’s business. The Board of Directors approved a stipend for members that are not employed by the Company in the amount of $375 per quarter of service on the Board of Directors. There is currently no other compensation arrangements for the Company’s directors. (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.) The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2021 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
T.L. Kirchner	$1,500	$0	$0	$0	$0	$0	$1,500
Vern Kornelsen	$1,500	$0	$0	$0	$0	$0	$1,500
Thomas Schaefer	$1,500	$0	$0	$0	$0	$0	$1,500
Donald Siecke	$1,500	$0	$0	$0	$0	$0	$1,500
Michael W. Eller	$0	$0	$0	$0	$0	$0	$0

(1)	Compensation information for Michael Eller, President and Principal Accounting Officer is contained in the Executive Compensation Summary Compensation Table.

(2)	Amount represents the Director Stipend paid in 2021.

(3)	Amount represents the dollar amount recognized for financial statement reporting purposes. Assumptions made in the valuation of stock option awards are disclosed in Note 7 of the Notes to the Financial Statements in this Form 10-K.

(4)	Amounts represent reimbursement of out-of-pocket expenses related to directors’ duties associated with the Company’s business (ie. travel expenses for attending Company Director’s Meetings).

The Company currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

Option Exercises

During our fiscal year ended December 31, 2021, there were no options exercised by our executive officer or Directors.

Summary of Executive Employment Agreements

There are no executive employment agreements with any officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2021, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

Title of Class	Name & Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common	EDCO Partners LLLP 4605 Denice Drive Englewood CO 80111	1,797,700	36.3%
Common	T.L. Kirchner 415 N. Roosevelt St. Kennewick WA 99336	403,488	8.2%

(1)	Under Rule 13d-3, issued by the Securities and Exchange Commission, a person is, in general, deemed to “Beneficially own” any shares if such person directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares (a) voting power, which includes the power to vote or to direct the voting of those shares and/or (b) investment power, which included the power to dispose, or to direct the disposition of those securities. The foregoing table gives effect to shares deemed beneficially owned under Rule 13d-3 based on the information supplied to the Company. To the knowledge of the Company, the persons named in the table have sole voting power and investment power with respect to all shares of Common Stock beneficially owned by them.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 13, 2022, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Name/Address of Beneficial Owner (1)	Title of Class	Amount & Nature of Beneficial Ownership	Percent of Class
T.L. Kirchner (Director)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	403,488	8.2%
Vern Kornelsen (Director)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	1,797,700	36.3%
Thomas Schaefer (Director)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	-	-
Donald Siecke (Director)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	-(2)	-
Michael W. Eller (Officer)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	40,000 (1)	0.8%
All Officers and Directors as a group	Common	2,241,188	45.3%

(1)	Includes 40,000 stock options issued 3/15/2020.

(2)	Mr. Siecke does not own any shares directly. However, EDCO Partners LLLC, of which Mr. Siecke is a limited partner, holds 498,916 shares on his behalf.

On various dates, the Company’s Board of Directors has approved Stock Option Bonuses for Directors and Employees. The following is a summary of the Stock Option bonuses currently outstanding: Options are exercisable at fixed prices. Options may not be exercised in blocks of less than 5,000 shares. Options not exercised expire five years after approval date or 30 days following termination of employment/board membership, whichever occurs first. In the event of acquisition, merger, recapitalization or similar events of the Company, the optionee will receive equivalent shares if one of the foregoing events occurs or will have a 10-day window in which to exercise the options. Option grants are not transferable or assignable except to the optionee’s estate in the event of the optionee’s death.

Recipients of Stock Options currently unexpired as of December 31, 2021 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 3-15-2020
Alan B. Cook	25,000	0.40
Neil Helfeldt	25,000	0.40
Eric P. Marske	30,000	0.40
Dan Tolley	30,000	0.40
Ajay Nagadeep Muniyappa	30,000	0.40
Michael Eller	40,000	0.40
Total	180,000	0.40

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 9-1-2021
Joel J. Austin	30,000	0.40
Peri M. Olson	30,000	0.40
Total	60,000	0.40

Stock options must be exercised within 90 days after termination of employment/board membership. On September 1, 2021, the Board of Directis granted 60,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vested immediately

On March 13, 2020, the Board of Directors canceled all 120,000 outstanding stock options that were granted on August 7, 2017 and were due to expire on August 6, 2020. In addition, the Board of Directors granted 180,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vested immediately. At December 31, 2020, there were 180,000 options outstanding and exercisable.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

None.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

The following table presents fees billed to us during December 31, 2021 and 2020 for professional services provided by Assure CPA (formerly DeCoria Maichel & Teague).

Year Ended	December 31, 2021	December 31, 2020
Audit fees (1)	$39,450	$39,450
Audit-related fees (2)	-	-
Tax fees (3)	3,000	3,000
All other fees (4)	-	-
Total Fees	$42,450	$42,450

(1)	Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s financial statements and reviews of our quarterly financial statements.

(2)	Audit-related fees consist of assurance and related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax fees consist of the aggregate fees billed for professional services for tax compliance, tax advice, and tax planning. These services include preparation of federal income tax returns.

(4)	All other fees consist of fees billed for products and services other than the services reported above.

Our Audit Committee reviewed the audit and tax services rendered by Assure CPA and concluded that such services were compatible with maintaining the auditors’ independence. All audit, non-audit, tax services, and other services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us. We do not use Assure CPA for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally. We do not engage Assure CPA to provide compliance outsourcing services.

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

31.1	Section 302 Certification, CEO
31.2	Section 302 Certification, CFO
32.1	Section 906 Certification, CEO
32.2	Section 906 Certification, CFO
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

**	Incorporated by reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By:	/s/ Michael W. Eller
Michael W. Eller, President
(Principal Executive Officer, Director)

Date: March 2, 2022

By:	/s/ Michael W. Eller
Michael W. Eller, President
(Principal Accounting Officer)

Date: March 2, 2022

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ VERN KORNELSEN	Director	March 2, 2022
Vern D. Kornelsen

/s/ THOMAS SCHAEFER	Director	March 2, 2022
Thomas Schaefer

/s/ DONALD SIECKE	Director	March 2, 2022
Don Siecke