Form 10-Q
period 2022-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2022-05-03
CIK 752294

`UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April, 19 2022, the number of the Company's shares of common stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED BALANCE SHEETS (Unaudited)
	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$850,664	$655,616
Certificates of deposit	250,000	400,000
Accounts receivable, net	141,326	166,303
Inventories	434,836	501,833
Prepaid expenses	40,896	24,387
Accrued interest receivable	305	35
Total current assets	1,718,027	1,748,174

Property and equipment, net of depreciation	1,247	1,358

Right to use – Lease, net of amortization (NOTE 6)	19,378	28,922

Total assets	$17,38,652	$1,778,454

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$49,704	$71,645
Accrued wages	5,480	9,114
Lease liability, current portion (NOTE 6)	19,694	28,438
Accrued vacation pay	18,630	13,613
Other accrued liabilities	9,288	14,827
Total current liabilities	102,796	137,637

Total liabilities	102,796	137,637

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding respectively	4,947	4,947
Additional paid-in capital	932,412	932,412
Retained earnings	698,497	703,458
Total stockholders' equity	1,635,856	1,640,817
Total liabilities and stockholders' equity	$1,738,652	$1,778,454

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2022	2021

SALES - NET	$472,143	$424,775
COST OF SALES	(209,883)	(180,536)
GROSS PROFIT	262,260	244,239

OPERATING EXPENSES
General and administrative	84,776	93,503
Research and development	45,777	52,700
Marketing and sales	137,159	94,215
Total operating expenses	267,712	240,418
OPERATING INCOME (LOSS)	(5,452)	3,821

OTHER INCOME
Interest income	491	861
Total other income	491	861

NET INCOME (LOSS) BEFORE INCOME TAX	(4,961)	4,682
Benefit (provision) for income tax	—	—
NET INCOME (LOSS)	$(4,961)	$4,682

Earnings (loss) per share – basic and diluted	$0.00	$0.00

Weighted average shares – basic and diluted	4,946,502	4,946,502

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31,	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(4,961)	$4,682

Noncash items included in net income (loss):
Depreciation	111	1,288

Changes in operating assets and liabilities:
Accounts receivable, net	24,977	(33,510)
Inventories	66,997	74,479
Accrued interest receivable	(270)	4,219
Prepaid expenses	(16,508)	8,738
Accounts payable	(20,983)	18,301
Other accrued liabilities	1,653	28,173
NET CASH PROVIDED IN OPERATING ACTIVITIES	51,016	106,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	150,000	249,999
NET CASH PROVIDED FROM INVESTING ACTIVITIES	150,000	249,999

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on CARES Act loan payable (round 1)	(5,968)	—
Proceeds from CARES Act loan payable	—	130,255
NET CASH USED IN FINANCING ACTIVITIES	(5,968)	130,255

NET INCREASE IN CASH AND CASH EQUIVALENTS	195,048	486,624
Cash and cash equivalents at beginning of period	655,616	308,110
Cash and cash equivalents at end of period	$850,664	$794,734

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balances, January 1, 2021	4,946,502	$4,947	$931,442	$610,469	$1,546,858

Net income (loss)	—	—	—	4,682	4,682

BALANCES AT March 31, 2021	4,946,502	$4,947	$931,442	$615,151	$1,551,540

Balances, January 1, 2022	4,946,502	$4,947	$932,412	$703,458	$1,640,817

Net income (loss)	—	—	—	(4,961)	(4,961)

BALANCES AT MARCH 31, 2022	4,946,502	$4,947	$932,412	$698,497	$1,635,856

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2022, and its results of operations, cash flows, and changes in stockholders’ equity for the three months ended March 31, 2022 and 2021. The balance sheet at December 31, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2022 the anticipated effective annual federal income tax rate will be 0%.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	March 31, 2022	December 31, 2021
Parts	$87,795	$92,751
Work in progress	136,326	171,705
Finished goods	210,715	237,377
Total inventory	$434,836	$501,833

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At March 31, 2022 and 2021, the Company had 240,000 and 180,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income. The stock options were not included in the calculation of diluted earnings per share for either period as they were anti-dilutive.

NOTE 4 - STOCK OPTIONS

The Company has outstanding stock options, which have been granted periodically to individual employees and directors. On September 2, 2021, the Board of Directors granted 60,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vest immediately. The fair value of the options was determined using the Black-Scholes model using the following variables: stock price of $0.40, volatility of 107.7%, expected term of 5 years with a forfeiture rate of 95%, and a discount factor of 0.77%. Share based compensation of $970 was recognized during the year ended December 31, 2021. No shared based compensation was recognized during the three month periods ended March 31, 2022 and 2021.

As of March 31, 2022, there were 240,000 options outstanding with a weighted average exercise price of $0.40 per share, a weighted average remaining life of 3.4 years and no intrinsic value.

NOTE 5 – REVENUE

The Company product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products. During the three month period ended March 31, 2022 and 2021, the Company’s revenue from products sales was $461,843 and $421,675, respectively. Revenue from site support and engineering services was $10,300 and $3,100 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies. Domestic sales for the three month period ended March 31, 2022 and March 31, 2021 were $436,670 and $362,115, respectively. Sales to foreign customers for the three month period ended March 31, 2022 and March 31, 2021 were $35,473 and $62,660, respectively.

For the three month period ended March 31, 2022 and 2021, sales to three customers representing more than 10% of total revenue were as follows:

	For the three month period ended March 31,
	2022		2021
	Sales	%age of Total Sales	Sales	%age of Total Sales
Domestic customer A	$75,505	16%	$71,038	17%
Domestic customer B	72,683	15%	52,851	12%
Domestic customer C	53,625	11%	51,368	12%

As of March 31, 2022 and 2021, the Company had a sales order backlog of $116,461 and $91,064, respectively.

NOTE 6 - LEASES

On September 23, 2020, the Company signed a new two-year lease for its facilities. The base lease is $3,162 and $3,267 per month for years one and two, respectively. There is a leasehold tax applied to the base lease at 12.84%. The Company has the right to terminate the lease with 90 days’ notice. There is no renewal clause contained in the current lease. Upon signing the lease, the Company recognized a lease liability and right of use asset of $74,005 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 4.0%. At March 31, 2022, the remaining lease term is six months. As of March 31, 2022, future payments on this lease of $19,604 will be paid in 2022.

For the three month periods ended March 31, 2022 and 2021, lease expense of $10,903 and $10,861, respectively, are included in the following expense classifications on the statements of operations:

	2022			2021
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$5,397	$4,247	$9,644	$5,396	$4,247	$9,643
Variable lease costs	704	555	1,259	682	536	1,218
Total lease costs	$6,101	$4,802	$10,903	$6,078	$4,783	$10,861

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended March 31, 2022. The following statements may be forward looking in nature and actual results may differ materially.

A.       RESULTS OF OPERATIONS

REVENUES: Total revenues from sales increased to $472,143 for the first quarter of 2022 as compared to $424,775 in the first quarter of 2021, reflecting an increase of 11.2%. Management believes the increase in sales revenues is due to increased product demand from the Domestic market during the first quarter of 2022 when compared with the same quarter of 2021.

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

During the three month period ending March 31, 2022, orders have not been impacted by COVID-19. We are experiencing some disruptions in the supply chain, but at this point do not see it having a material impact on sales.

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the first quarter of 2022 and 2021 are as follows:

	2022	2021
Domestic Sales	93%	85%
Export Sales	7%	15%

BACKLOG:

As of March 31, 2022, the Company had a sales order backlog of $116,461. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2022 and 2021 were 44% and 42% of respective net sales and are calculated excluding site support expenses of $6,312 and $2,079 respectively. The cost of sales percentage increase in the first quarter of 2022 is the result of the product mix sold during the same quarter of 2021.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2022 increased $27,294 from first quarter of 2021 levels. The following is a delineation of operating expenses:

	March 31, 2022	March 31, 2021	Increase (Decrease)
General and administrative	$84,776	$93,503	$(8,727)
Research and development	45,777	52,700	(6,923)
Marketing and sales	137,159	94,215	42,944
Total operating expenses	$267,712	$240,418	$27,294

General and administrative: For the first quarter of 2022, general and administrative expenses decreased $8,727 to $84,776, due to decreased professional services and purchased services when compared with the same quarter of 2021.

Research and development: Research and development expenses decreased $6,923 to $45,777 during the first quarter of 2022 due to decreased expenses related to prototype build costs when compared with the same quarter of 2021.

Marketing and sales: During the first quarter of 2022, marketing and sales expenses increased $42,944 to $137,159 when compared with the same period of 2021, due to increased payroll, taxes and benefits during the first quarter of 2022.

INTEREST INCOME:

The Company earned $491 in interest income during the quarter ended March 31, 2022 compared to $861during the same period in 2021. Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of ($4,961) for the first quarter of 2022 compared to net income of $4,682 for the same quarter of 2021. The decrease in net profits during 2022 is the result of increased payroll in Marketing and Sales due to adding one additional person.

B.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's current asset to current liabilities ratio at March 31, 2022 was 16.7 compared to 12.7 at December 31, 2021. The increase in current ratio is due to the decrease in accounts payable liability at March 31, 2022 as compared to December 31, 2021.

At March 31, 2022, the Company had cash and cash equivalents of $850,664 as compared to cash and cash equivalent of $655,616 at December 31, 2021, primarily reflecting decreases in Accounts Receivable, Certificates of Deposit, and Inventory.

For the three-month period ended March 31, 2022, cash provided by operating activities was $51,016 compared to cash provided of $106,370 for the same period in 2021. This change was driven by a net loss of $4,961 during the three months ended March 31, 2022 compared to net income of $4,682 in the three months ended March 31, 2021. Change in operating assets and liabilities was $55,866 during the three month period ended March 31, 2022 compared to 100,400 in 2021.

Cash provided from investing was $150,000 due to the redemption of a Certificate of deposit during the first quarter of 2022. With 12 month yields currently at a rate comparable to rates offered by Money Market accounts, maturing CDs are being deposited in these type of accounts.

In management's opinion, the Company's cash and cash equivalents and other working capital at March 31, 2022 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2022.

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

Item 4. Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of March 31, 2022.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Michael W. Eller
Date: May 3, 2022	Name: Michael W. Eller
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: May 3, 2022	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)

