Form 10-Q
period 2022-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2022-08-09
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 20, 2022, the number of the Company's shares of Common Stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$579,021	$655,616
Certificates of deposit	400,000	400,000
Accounts receivable, net	159,468	166,303
Inventories	529,085	501,833
Prepaid expenses	18,083	24,387
Accrued interest receivable	676	35
Total current assets	1,686,333	1,748,174

Property and equipment, net of depreciation	1,136	1,358

Right to use – Lease, net of amortization (NOTE 6)	9,737	28,922

Total assets	$1,697,206	$1,778,454

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$39,535	$71,645
Accrued wages and bonus	5,818	9,114
Accrued vacation pay	17,845	28,438
Lease liability, current (NOTE 6)	9,895	13,613
Other accrued liabilities	7,053	14,827
Total current liabilities	80,146	137,637

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding respectively	4,947	4,947
Additional paid-in capital	932,412	932,412
Retained earnings	679,701	703,458
Total stockholders' equity	1,617,060	1,640,817
Total liabilities and stockholders' equity	$1,697,206	$1,778,454

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

SALES - NET	$416,892	$457,003	$889,035	$881,779
COST OF SALES	(191,437)	(213,197)	(401,321)	(393,734)
GROSS PROFIT	225,455	243,806	487,714	488,045

Operating Expenses
General and administrative	66,747	66,452	151,522	159,955
Research and development	45,856	54,249	91,633	106,949
Marketing and sales	132,242	127,419	269,401	221,634
TOTAL OPERATING EXPENSE	244,845	248,120	512,556	488,538

OPERATING INCOME (LOSS)	(19,390)	(4,314)	(24,842)	(493)

OTHER INCOME
Gain on forgiveness of CARES Act loan	—	150,118	—	150,118
Interest income	594	566	1,085	1,427
TOTAL OTHER INCOME	594	150,684	1,085	151,545

NET INCOME (LOSS) BEFORE INCOME TAX	(18,796)	146,370	(23,757)	151,052
Benefit (provision) for income tax	—	—	—	—
NET INCOME (LOSS)	$(18,796)	$146,370	$(23,757)	$151,052

Basic and diluted earnings per share	($0.00)	$0.03	($0.00)	$0.03

Basic and diluted weighted average shares used in computing income (loss) per share:	4,946,502	4,946,502	4,946,502	4,946,502

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 30,	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(23,757)	$151,052

Noncash items included in net loss:
Depreciation	222	2,578
Gain on forgiveness of CARES Act loan	—	(150,118)
Changes in operating assets and liabilities:
Accounts receivable, net	6,835	127,588
Inventories	(27,252)	139,934
Accrued interest receivable	(641)	3,845
Prepaid expenses	6,304	4,745
Accounts payable	(31,151)	5,146
Other accrued liabilities	(1,187)	64,152
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(70,627)	348,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	300,000	249,999
Certificates of deposit purchased	(300,000)	—
NET CASH PROVIDED FROM INVESTING ACTIVITIES	—	249,999

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on CARES Act loan payable (round 1)	(5,968)	(1,975)
Proceeds from CARES Act loan payable (rounds 1 and 2)	—	130,255
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(5,968)	128,280

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(76,595)	727,201
Cash and cash equivalents at beginning of period	655,616	308,110
Cash and cash equivalents at end of period	$579,021	$1,035,311

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2021	4,946,502	$4,947	$931,442	$610,469	$1,546,858

Net income (loss)	—	—	—	4,682	4,682

Balance at March 31, 2021	4,946,502	$4,947	$931,442	$615,151	$1,551,540

Net income (loss)	—	—	—	146,370	146,370

Balance at June 30, 2021	4,946,502	$4,947	$931,442	$761,521	$1,697,910

Balances, January 1, 2022	4,946,502	$4,947	$932,412	$703,458	$1,640,817

Net income (loss)	—	—	—	(4,961)	(4,961)

Balance at March 31, 2022	4,946,502	$4,947	$932,412	$698,497	$1,635,856

Net income (loss)	—	—	—	(18,796)	(18,796)

Balance at June 30, 2022	4,946,502	$4,947	$932,412	$679,701	$1,617,060

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2021, and its results of operations, cash flows, and changes in stockholders’ equity for the three months and six months ended June 30, 2022, and 2021. The balance sheet at December 31, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The results of operations for the three month and six-month period ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2022 the anticipated effective annual federal income tax rate will be 0%.

New Accounting Pronouncements

Accounting standards that have been issued by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	June 30, 2022	December 31, 2021
Parts	$107,986	$92,751
Work in progress	182,753	171,705
Finished goods	238,346	237,377
Total inventories	$529,085	$501,833

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period. Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. At June 30, 2022 and 2021, the Company had 210,000 and 180,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income. The stock options were not included in the calculation of diluted earnings per share for either period as they were anti-dilutive.

NOTE 4 - STOCK OPTIONS

No stock options were issued, exercised, or expired during the six month periods ended June 30, 2022 and 2021. During the same periods, 30,000 and nil options were forfeited in 2022 and 2021 respectively. As of June 30, 2022, there were 210,000   options outstanding with a weighted average exercise price of $0.40 per share, a weighted average remaining life of 2.9 years and no intrinsic value.

NOTE 5 – REVENUE

The Company product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products. During the three month periods ended June 30, 2022 and 2021, the Company’s revenue from products sales was $409,392 and $448,403, respectively. Revenue from site support and engineering services was $7,500 and $8,600 respectively, over the same periods.

During the six month periods ended June 30, 2022 and 2021, the Company’s revenue from products sales was $871,235 and $870,079, respectively. Revenue from site support and engineering services was $17,800 and $11,700 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies. Domestic sales for the three month period ended June 30, 2022 and June 30, 2021 were $378,959 and $432,215, respectively. Sales to foreign customers for the three month period ended June 30, 2022 and June 30, 2021 were $37,933 and $24,788, respectively.

Domestic sales for the six month period ended June 30, 2022 and June 30, 2021 were $815,629 and $794,330, respectively. Sales to foreign customers for the six month period ended June 30, 2022 and June 30, 2021 were $73,406 and $87,449, respectively.

For the three-month period ended June 30, 2022, sales to three customers represented more than 10% of total revenue, three customers represented more than 10% of total revenue for the same period in 2021.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

	2022 Sales	2022 %age of Total Sales	2021 Sales	2021%age of Total Sales
Domestic customer A	$54,436	13%	$76,947	17%
Domestic customer B	53,880	13%	64,968	14%
Domestic customer C	49,031	12%	62,080	14%

For the six-month period ended June 30, 2022, sales to three customers represented more than 10% of total revenue, two customers represented more than 10% of total revenue for the same period in 2021.

	2022 Sales	2022 %age of Total Sales	2021 Sales	2021 %age of Total Sales
Domestic customer A	$121,715	14%	$133,118	15%
Domestic customer B	107,505	12%	129,798	15%
Domestic customer C	100,693	11%

As of June 30, 2022 and 2021, the Company had a sales order backlog of $24,857 and $17,143, respectively.

NOTE 6 - LEASES

On September 23, 2020, the Company signed a new two-year lease for its facilities. The base lease is $3,162 and $3,267 per month for years one and two, respectively. There is a leasehold tax applied to the base lease at 12.84%. The Company has the right to terminate the lease with 90 days’ notice. There is no renewal clause contained in the current lease. Upon signing the lease, the Company recognized a lease liability and right of use asset of $74,005 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 4.0%. At June 30, 2022, the remaining lease term is three months over which payments of $9,737 will be paid.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

For the three month and six-month periods ended June 30, 2022 and 2021, lease expenses of $10,903 and $10,862, and $21,805 and $21,724, respectively, are included in the following expense classifications on the statement of operations:

	For the three-month period ending June 30,
	2022			2021
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$5,397	$4,248	$9,645	$5,396	$4,248	$9,644
Variable lease costs	704	554	1,258	682	536	1,218
Total lease costs	$6,101	$4,802	$10,903	$6,078	$4,784	$10,862

	For the six-month period ending June 30,
	2022			2021
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$10,793	$8,495	$19,288	$10,793	$8,495	$19,288
Variable lease costs	1,408	1,109	2,517	1,363	1,073	2,436
Total lease costs	$12,201	$9,604	$21,805	$12,156	$9,568	$21,724

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

REVENUES: Total revenues from sales decreased to $416,892 for the second quarter of 2022 as compared to $457,003 in the second quarter of 2021, reflecting a decrease of 8.8%. Management believes the decrease in sales revenues is due to the impact of supply chain delays to materials needed by our customers to compete projects. Year to date total revenues from sales increased to $889,035 in 2022 as compared to $881,779 in 2021, reflecting an increase of 0.8%. Management believes the increase in sales revenues is due the company increased inventory level and the ability to ship orders in a timely manner.

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

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the three and six month periods ended June 30, 2022 and 2021 are as follows:

	Three Months ended June 30, 2022	Three Months ended June 30, 2021	Six Months ended June 30, 2022	Six Months ended June 30, 2021
Domestic Sales	91%	95%	92%	90%
Export Sales	9%	5%	8%	10%

BACKLOG:

As of June 30, 2022, the Company had a sales order backlog of $24,857. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the second quarters of 2022 and 2021 were 46% and 47% of respective net sales. The cost of sales percentage decreased in the second quarter of 2022 is the result of the product mix sold during the same quarter of 2021. Cost of sales percentages for the six month periods ended June 30, 2022 and 2021 were 45.1% and 44.7%, respectively. The cost of sales percentage increase in the second quarter of 2022 is the result of the product mix sold during the same period of 2021.

OPERATING EXPENSES:

The following is a delineation of operating expenses:

	Three Months Ended			Six Month Ended
	June 30, 2022	June 30, 2021	Increase (Decrease)	June 30, 2022	June 30, 2021	Increase (Decrease)
General and administrative	$66,747	$66,452	$295	$151,522	$159,955	$(8,433)
Research and development	45,856	54,249	(8,393)	91,633	106,949	(15,316)
Marketing and sales	132,242	127,419	4,823	269,401	221,634	47,767
Total operating expenses	$244,845	$248,120	$(3,275)	$512,556	$488,538	$24,018

General and administrative: For the second quarter of 2022, general and administrative expenses increased $295 to $66,747, due to increased wages when compared with the same quarter of 2021. For the six-month period, general and administrative expenses decreased by $8,433 to $151,522, due to decreased services purchased. General and administrative expense was 16.0% compared to 14.5% of sales revenue for the second quarter of 2022 and 17.0% compared to 18.1% of sales revenue for six month period ended June 30, 2022.

Research and development: Research and development expenses decreased $8,393 to $45,856 during the second quarter of 2022 due to decreased payroll expenses when compared with the same quarter of 2021. For the six-month period, research and development expenses decreased by $15,316 to $91,633, due to decreased payroll expenses. Research and development expense was 11.0% compared to 11.9% of sales revenue for the second quarter of 2022 and 10.3% compared to 12.1% of sales revenue for six month period ending June 30, 2022.

Marketing and sales: During the second quarter of 2022, marketing and sales expenses increased $4,823 to $132,242 when compared with the same period of 2021, due to increased benefits expenses and travel. For the six-month period, marketing and sales expenses increased by $47,767 to $269,401, due to increased payroll. Marketing and sales expense was 31.7% compared to 27.9% of sales revenue for the second quarter of 2022 and 30.3% compared to 25.1% of sales revenue for six month period ended June 30, 2022.

OTHER INCOME:

The Company earned $594 in interest income during the quarter ended June 30, 2022 and $1,085 for the six-month period. Sources of this income were money market accounts and certificates of deposit. In 2021, the Company recognized a gain on forgiveness of debt in the amount of $150,118 for the first CARES Act loan (PPP round 1).

NET LOSS:

The Company had a net loss of 18,796 for the second quarter of 2022 compared to a net income of $146,370 for the same quarter of 2021. For the six-month period ended June 30, 2022, the Company recorded a net loss of $23,757 compared with net income of $151,052 for the same period of 2021. The decrease in net income during 2022 is the result of increased operating expenses and no CARES Act forgiveness.

B.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at June 30, 2022 was 21.0 compared to 12.7 at December 31, 2021. The increase in current ratio is due to the decrease of accounts payable and short-term leases payable at June 30, 2022 as compared to December 31, 2021.

At June 30, 2022, the Company had cash and cash equivalents of $579,021 as compared to cash and cash equivalent of $655,616 at December 31, 2021.

Cash provided from operating activities decreased by $419,549 for the six-month period ended June 30, 2022 when compared to the same period in 2021. The decrease is attributable to a decrease in net income for the period being $174,809 less than the same period in 2021. The reduction in the change in accounts receivable and inventory balances contributed $120,753 and $167,186 respectively.

In management's opinion, the Company's cash and cash equivalents and other working capital at June 30, 2022 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2022 and into the first half of 2023.

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

Item 4. Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of June 30, 2022.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
By: /s/ Daniel M. Tolley
Date: August 9, 2022	Name: Daniel M. Tolley
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: August 9, 2022	Name: Michael W. Eller
Title: Vice President Administration
(Principal Accounting Officer)

