Form 10-Q
period 2022-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2022-10-28
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 22, 2022, the number of the Company's shares of Common Stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED BALANCE SHEETS (Unaudited)
	September 30,	December 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$561,605	$655,616
Certificates of deposit	400,584	400,000
Accounts receivable	162,659	166,303
Inventories	558,434	501,833
Prepaid expenses	77,764	24,387
Accrued interest receivable	829	35
Total current assets	1,761,875	1,748,174

Property and equipment, net of depreciation	1,025	1,358

Right to use – Lease, net of amortization (NOTE 6)	78,757	28,922

Total assets	$1,841,657	$1,778,454

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$26,842	$71,645
Accrued wages and bonus	23,130	9,114
Accrued vacation pay	15,423	28,438
Lease liability, current (NOTE 6)	37,937	13,613
Other accrued liabilities	7,073	14,827
Total current liabilities	110,405	137,637

Operating lease liability (NOTE 6)	40,821	—

Total liabilities	151,226	137,637

Stockholders' equity
Common stock, $ 0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding respectively	4,947	4,947
Additional paid-in capital	932,412	932,412
Retained earnings	753,072	703,458
Total stockholders' equity	1,690,431	1,640,817
Total liabilities and stockholders' equity	$1,841,657	$1,778,454

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

SALES - NET	$487,160	$256,069	$1,376,195	$1,137,848
COST OF SALES	(210,056)	(152,834)	(611,376)	(546,568)
GROSS PROFIT	277,104	103,235	764,819	591,280

Operating Expenses
General and administrative	60,784	55,574	212,308	215,528
Research and development	40,029	46,534	131,662	153,483
Marketing and sales	104,293	122,960	373,694	344,594
TOTAL OPERATING EXPENSE	205,106	225,068	717,664	713,605

OPERATING INCOME (LOSS)	71,998	(121,833)	47,155	(122,325)

OTHER INCOME
Gain on forgiveness of CARES Act loan	—	130,255	—	280,373
Interest income	1,373	555	2,459	1,981
TOTAL OTHER INCOME	1,373	130,810	2,459	282,354

NET INCOME (LOSS) BEFORE INCOME TAX	73,371	8,977	49,614	160,029
Benefit (provision) for income tax	—	—	—	—
NET INCOME (LOSS)	$73,371	$8,977	$49,614	$160,029

Basic and diluted net income (loss) per share	$0.01	$0.00	$0.01	$0.03

Basic and diluted weighted average shares used in computing net income (loss) per share:	4,946,502	4,946,502	4,946,502	4,946,502

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 30,	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$49,614	$160,029

Noncash items included in net income (loss):
Depreciation	333	3,867
Share based compensation	—	970
Gain on forgiveness of CARES Act loan	—	(280,373)

Changes in operating assets and liabilities:
Accounts receivable, net	3,644	197,494
Inventories	(56,601)	97,428
Accrued interest receivable	(794)	3,467
Prepaid expenses	(53,377)	(2,209)
Accounts payable	(44,803)	59,027
Other accrued liabilities	(14,525)	20,231
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(87,459)	259,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	850,000	249,999
Certificates of deposit purchased	(850,584)	—
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(584)	249,999

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on CARES Act loan payable (round 1)	(5,968)	(1,975)
Proceeds from CARES Act loan payable (round 2)	—	130,255
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(5,968)	128,280

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(94,011)	638,210
Cash and cash equivalents at beginning of period	655,616	308,110
Cash and cash equivalents at end of period	$561,605	$946,320

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2021	4,946,502	$4,947	$931,442	$610,469	$1,546,858

Net income (loss)	—	—	—	4,682	4,682

Balance at March 31, 2021	4,946,502	$4,947	$931,442	$615,151	$1551,540

Net income (loss)	—	—	—	146,370	146,370

Balance at June 30, 2021	4,946,502	$4,947	$931,442	$761,521	$1,697,910

Net income (loss)	—	—	—	8,977	8,977

Stock based compensation			970		970

Balance at September 30, 2021	4,946,502	$4,947	$933,412	$770,498	$1,707,857

Balances, January 1, 2022	4,946,502	$4,947	$932,412	$703,458	$1,640,817

Net income (loss)	—	—	—	(4,961)	(4,961)

Balance at March 31, 2022	4,946,502	$4,947	$932,412	$698,497	$1,635,856

Net income (loss)	—	—	—	(18,796)	(18,796)

Balance at June 30, 2022	4,946,502	$4,947	$932,412	$679,701	$1,617,060

Net income (loss)	—	—	—	73,371	73,371

Balance at September 30, 2022	4,946,502	$4,947	$932,412	753,072	$1,690,431

See Notes to Financial Statements.

NOTE 1 - BASIS OF PRESENTATION

The financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2022, and its results of operations, cash flows, and changes in stockholders’ equity for the three months and nine months ended September 30, 2022 and 2021. The balance sheet at December 31, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The results of operations for the three month and nine-month period ended September 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2022 the anticipated effective annual federal income tax rate will be 0%.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	September 30, 2022	December 31, 2021
Parts	$184,459	$92,751
Work in progress	149,498	171,705
Finished goods	224,477	237,377
Total inventory	$558,434	$501,833

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period. Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. At September 30, 2022 and 2021, the Company had 210,000 and 240,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income. The stock options were not included in the calculation of diluted earnings per share for either period as they were anti-dilutive.

NOTE 4 - STOCK OPTIONS

No stock options were issued, exercised and 30,000 shares expired during the nine month periods ended September 30, 2022. As of September 30, 2022, there were 210,000 options outstanding with a weighted average exercise price of $0.40 per share, a weighted average remaining life of 2.7 years and no intrinsic value.

NOTE 5 – REVENUE

The Company’s product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products. During the three-month period ended September 30, 2022 and 2021, the Company’s revenue from products sales was $480,260 and $230,869, respectively. Revenue from site support and engineering services was $6,900 and $25,200 respectively, over the same periods.

During the nine-month period ended September 30, 2022 and 2021, the Company’s revenue from products sales was $1,351,495 and $1,100,948, respectively. Revenue from site support and engineering services was $24,700 and $36,900 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies. Domestic sales of products and services for the three-month period ended September 30, 2022 and September 30, 2021 were $419,164 and $227,001, respectively. Sales to foreign customers for the three-month period ended September 30, 2022 and September 30, 2021 were $67,996 and $29,068, respectively.

Domestic sales for the nine-month period ended September 30, 2022 and September 30, 2021 were $1,234,793and $1,021,331, respectively. Sales to foreign customers for the nine-month period ended September 30, 2022 and September 30, 2021 were $141,402 and $116,517, respectively.

NOTE 5 – REVENUE (continued)

For the three-month period ended September 30, 2022, sales to three customers represented more than 10% of total revenue, one customer represented more than 10% of total revenue for the same period in 2021.

	2022 Sales	2022 %age of Total Sales	2021 Sales	2021 %age of Total Sales
Domestic customer A	$60,130	12%	$70,505	28%
Domestic customer B	58,167	12%	—	—
Domestic customer C	46,703	10%	—	—

For the nine-month period ended September 30, 2022, sales to two customers represented more than 10% of total revenue, two customers represented more than 10% of total revenue for the same period in 2021.

	2022 Sales	2022 %age of Total Sales	2021 Sales	2021 %age of Total Sales
Domestic customer A	$165,621	12%	$203,623	18%
Domestic customer B	137,346	10%	129,798	11%

As of September 30, 2022 and 2021, the Company had a sales order backlog of $141,066 and $93,059, respectively.

NOTE 6 - LEASES

On September 19, 2022, the Company signed a new two-year lease for its facilities. The base lease is $3,373 and $3,478 per month for years one and two, respectively. There is a leasehold tax applied to the base lease at 12.84%. The Company has the right to terminate the lease with 90 days’ notice. There is no renewal clause contained in the current lease. Upon signing the lease, the Company recognized a lease liability and right of use asset of $78,757 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 4.125%. At September 30, 2022, the remaining lease term is twenty four months.

Prior to the new lease on September 19, 2022, the Company’s lease for its facilities was for $3,267 per month.

For the three month and nine-month periods ended September 30, 2022 and 2021, lease expenses of $11,616 and $10,862, and $34,839 and $32,586 respectively, are included in the following expense classifications on the statement of operations:

NOTE 6 – LEASES (continued)

	For the three-month period ending September 30,
	2022			2021
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$5,751	$4,526	$10,277	$5,396	$4,248	$9,644
Variable lease costs	749	590	1,339	682	536	1,218
Total lease costs	$6,500	$5,116	$11,616	$6,078	$4,784	$10,862

	For the nine-month period ending September 30,
	2022			2021
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$17,252	$13,578	$30,830	$16,190	$12,742	$28,932
Variable lease costs	2,249	1,770	4,019	2,045	1,609	3,654
Total lease costs	$19,501	$15,348	$34,849	$18,235	$14,351	$32,586

As of September 30, 2022, total future lease payments are as follows:

Remainder of 2022	$10,118
2023	40,790
2024	31,304
Total	82,212
Less imputed interest	(3,454)
Net lease liability	78,758
Current portion	(37,937)
Long-term portion	$40,821

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended September 30, 2022. The following statements may be forward looking in nature and actual results may differ materially.

A.	RESULTS OF OPERATIONS

REVENUES: Total revenues from sales increased to $487,160 for the third quarter of 2022 as compared to $256,069 in the third quarter of 2021, reflecting an increase of 90.2%. Management believes the increase in sales revenues is due to the improvement of supply chain deliveries   of materials needed by our customers to compete projects. Year to date total revenues from sales increased to $1,376,195 in 2022 as compared to $1,137,848 in 2021, reflecting an increase of 20.9%. Management believes the increase in sales revenues is due the Company increased inventory level and the ability to ship orders in a timely manner.

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

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the three- and nine-month periods ended September 30, 2022, and 2021 are as follows:

	Three Months ended September 30, 2022	Three Months ended September 30, 2021	Nine Months ended September 30, 2022	Nine Months ended September 30, 2021
Domestic Sales	86%	89%	90%	90%
Export Sales	14%	11%	10%	10%

BACKLOG:

As of September 30, 2022, the Company had a sales order backlog of $141,066. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the third quarters of 2022 and 2021 were 43% and 60% of respective net sales. The cost of sales percentage decreased in the third quarter of 2022 is the result of the product mix sold during the same quarter of 2021. Cost of sales percentages for the nine-month periods ended September 30, 2022 and 2021 were 44% and 48%. The cost of sales percentage increase in the first nine-months of 2022 is the result of the product mix sold during the same period of 2021.

OPERATING EXPENSES:

The following is a delineation of operating expenses:

	Three Months Ended			Nine Month Ended
	Sept. 30, 2022	Sept. 30, 2021	Increase (Decrease)	Sept. 30, 2022	Sept. 30, 2021	Increase (Decrease)
General and administrative	$60,784	$55,574	$5,210	$212,308	$215,528	$(3,220)
Research and development	40,029	46,534	(6,505)	131,662	153,483	(21,821)
Marketing and sales	104,293	122,960	(18,667)	373,694	344,594	29,100
Total operating expenses	$205,106	$225,068	$(19,962)	$717,664	$713,605	$4,059

General and administrative: For the third quarter of 2022, general and administrative expenses increased $5,210 to $60,785, due to increased wages when compared with the same quarter of 2022. For the nine-month period, general and administrative expenses decreased by $3,220 to $212,308 due to decreased professional services. General and administrative expenses were 12.5% of sales revenue for the third quarter of 2022 compared to 21.7% in the same period 2021 and 15.4% of sales revenue for nine-month period ended September 30, 2022compared to 18.9% in the same period 2021.

Research and development: Research and development expenses decreased $6,505 to $40,029 during the third quarter of 2022 due to decreased expenses related to consulting services when compared with the same quarter of 2021. For the nine-month period, research and development expenses decreased by $21,821 to $131,662, due to decreased prototype build costs. Research and development expenses were 8.2% of sales revenue for the third quarter of 2022 compared to 18.2% in the same period 2021 and 9.6% of sales revenue for nine-month period ending September 30, 2022 compared to 13.5% in the same period 2021.

Marketing and sales: During the third quarter of 2022, marketing and sales expenses decreased $18,668 to $104,293 when compared with the same period of 2021, due to decreased payroll. For the nine-month period, marketing and sales expenses increased by $29,100 to $373,594, due to increased payroll. Marketing and sales expenses were 21.4% of sales revenue for the third quarter of 2022 compared to 48.0% in the same period 2021 and 27.2% of sales revenue for nine-month period ended September 30, 2022 compared to 30.3% in the same period 2021.

OTHER INCOME:

The Company earned $1,373 in interest income during the quarter ended September 30, 2022 and $2,459 for the nine-month period. Sources of this income were money market accounts and certificates of deposit. During the quarter and nine-months ended September 30, 2021, the Company recognized a gain on forgiveness of debt in the amount of $130,555 and $280,373, respectively, for CARES Act loans.

NET INCOME(LOSS):

The Company had net income of $73,731 for the third quarter of 2022 compared to net income of $8,977 for the same quarter of 2021. For the nine-month period ended September 30, 2022, the Company recorded net income of $49,614 compared with net income of $160,029 for the same period of 2021. The increase in net income during 2022 is the result of increased sales revenues and gross profit.

B.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at September 30, 2022 was 16.0 compared to 12.7 at December 31, 2021. The increase in current ratio is due to the decrease of accounts payable at September 30, 2022 as compared to December 31, 2021.

At September 30, 2022, the Company had cash and cash equivalents of $561,605 as compared to cash and cash equivalent of $655,616 at December 31, 2021.

Cash provided from operating activities decreased by $347,389 for the nine-month period ended September 30, 2022 when compared to the same period in 2021. The decrease is attributable to a decrease in net income for the period being $110,415 lower than the same period in 2021. The reduction from the nine-month period ended September 30, 2021 in the change in accounts receivable and accounts payable balances contributed ($193,850) and ($103,830), respectively, to the decrease.

Net cash used in investing was $250,583 due to the purchase and rollover of certificates of deposits maturing during the nine months of 2022. Cash use from financing activities was $5,968, which were payments paid on the CARES Act loan (round 1).

In management's opinion, the Company's cash and cash equivalents and other working capital at September 30, 2022 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2022 and through 2023.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2022. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2022.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures are designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, the Company added additional personnel that allows for appropriate segregation of duties. Management has determined that this change to our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) mitigated the material weakness that existed and, as such, had a material affect on our internal control over financial reporting.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Daniel M. Tolley
Date: October 28, 2022	Name: Daniel M. Tolley
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: October 28, 2022	Name: Michael W. Eller
Title: Vice President Administration
(Principal Accounting Officer)