Form 10-K
period 2022-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2023-03-15
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $861,449, based on the reported last sale price of common stock on June 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant’s common stock as of February 15, 2023: 4,946,502 shares.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ending December 31, 2022. The following statements may be forward-looking in nature and actual results may differ materially. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

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

Development efforts in 2022 were focused primarily on software enhancements and hardware maintenance for the ESTeem® Horizon Series. These next generation industrial wireless products will improve our networking capability with higher data rates, improved security, improved support features and updates to the latest wireless standards.

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

ESTeem Model	Type	Frequency (MHz)	RF Power (Watts)	RF Data Rate	LOS Range (Miles)	Interface
210M	Narrow Band Licensed	150 to 174	2	64.8 Kbps	15	Ethernet/RS-232
195M	Narrow Band Licensed	150 to 174	4	12.5 Kbps	15	Ethernet/RS-232/422/485
195C	Narrow Band Licensed	450 to 470	4	12.5 Kbps	15	Ethernet/RS-232/422/485
195H	Narrow Band Licensed	217 to 220	2	50 Kbps	15	Ethernet/RS-232/422/485
Horizon900	Unlicensed	900	1	72.2 Mbps	10	Ethernet/ RS-232
Horizon2.4MIMO	Unlicensed	2400	.5 (Dual Stream)	300 Mbps	5-7	Ethernet/ RS-232
Horizon4.9	Licensed	4900	1	72.2 Mbps	5-7	Ethernet/ RS-232
Horizon5.8	Unlicensed	5800	.250 (Dual Stream)	300 Mbps	5-7	Ethernet/ RS-232
Edge900	Unlicensed	900.25		1 Mbps	10	Ethernet/ RS-232

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

Our products compete in an environment of rapidly changing technology which results in the necessity for continuous updates and enhancements. Research and development expenditures for new product development and improvements of existing products for 2022 and 2021 were $163,189 and $212,397 respectively. None of our research and development expenses were paid directly by any of our customers. We contract with third parties for software development and hardware design as needed. Development efforts during 2022 were focused primarily on software enhancements for the ESTeem® Horizon Series and the redesign of the Horizon900. Research and development expenditures will continue, in order to meet our customers’ evolving needs.

MARKETING, CUSTOMERS AND SUPPORT

The majority of our products sold during 2022 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers, and the remainder our sales were direct to end-users. Orders are generally placed on an “as needed basis”. Shipping of products is usually completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing scheduled projects and custom designed equipment for specific applications. Our sales order backlog at year end was $49,173.

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

Major Market	Major Competitors
Industrial Automation	FreeWave Technologies, GE/Microwave Data Systems, Data-Linc and Cal Amp

Computer networking, inter and intra building, and remote internet access	Cisco, Digital Wireless, D-link, Linksys, P-Com and Proxim

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

Approximately 47% of the Company’s inventory  at December 31, 2022 consisted of parts having lead times ranging from 12 to 30 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, thus, accounting for a significant portion of the Company’s inventory value. Based on past experience with component availability, distributor relationships, and inventory levels, we do not foresee shortages of materials. However, developments in the electronic component marketplace, which are also used in cellular phones, personal technology devices and other technology devices, have the potential of creating negative availability and delivery issues for components used by us. Although we have been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future. If shortages were to occur, material interruption of production and product delivery to customers would result.

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

EMPLOYEES

As of December 31, 2022, we employ 8 persons on a full-time basis (4 in sales/marketing, 3 in engineering/manufacturing, and 1 in finance and administration). The Company’s operations are dependent upon key members of its engineering and management personnel, which, if lost to the Company, could have a material adverse effect on our business.

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

Our success depends on our ability to retain key management personnel. The success of our Company depends in large part on our ability to attract and retain highly qualified management, administrative, manufacturing, sales, and research and development personnel. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel. Our success is significantly dependent on the performance and continued service of key members of Management, such as Chief Executive Officer, Dan Tolley and Chief Financial Officer Michael Eller, and certain other key employees. If the services of any members of Management become unavailable for any reason, our business and prospects could be adversely affected. Although we have been successful in retaining highly capable and qualified management in the past, there can be no assurance that we will be able to do so in the future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property, plants, mines, or any other materially important physical properties. The Company’s administrative offices, inventory and laboratories are located in leased facilities at 415 N. Roosevelt Street, STE B1, Kennewick, Washington. The Company leases approximately 5,270 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington. As of December 31, 2022, the total monthly lease cost, including tax, is $3,806. The lease initially covered a period of two years, expiring September 2024.

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

Item 4. Mine Safety Disclosure.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The closing price for our common stock on the OTCQB was $0.28 on February 14, 2023.

There were 335 holders of record of our Common Stock as of February 14, 2023.

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

The following table shows the Company’s activity and related information under the Stock Repurchase Plan.

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

FISCAL YEAR 2022 vs. FISCAL YEAR 2021

GROSS REVENUES: Total revenues for the fiscal year 2022 were $1,910,061 reflecting an increase of 26.3% from $1,512,028 in gross revenues for fiscal year 2021. During the year ended December 31, 2022, two customers’ sales accounted for more than 10% of the total sales revenues. The increase in total revenues is the result of increased product sales during 2022. Domestic Sales for the fiscal year were $1,697,261 compared to $1,341,287 in 2021. Sales to Foreign Customers for the fiscal year were $212,800 compared to $170,741 in 2021. Product sales increased to $1,881,661 in 2022, as compared to 2021 sales of $1,458,328 reflecting an increase of 29.0%.

Interest revenues during 2022 increased to $5,217 from 2021 level of $2,488 due to the increased interest rates for the certificates of deposit held by the Company and the reduction of the value of the certificates held during 2022. Other income decreased to $63,000 for the gain on employee retention tax credit compared to 280,373 of gain on forgiveness of CARES Act loan in 2021.

As of December 31, 2022, the Company had sales backlog of $49,173. The Company’s customers generally place orders on an “as needed basis”. Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES: Cost of Sales, as a percentage of net sales, was 46.1% and 49.2% respectively, for 2022 and 2021. Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY: The Company’s year-end inventory values for 2022 and 2021 were as follows:

	2022	2021
Parts	$172,190	$92,751
Work in progress	336,298	171,705
Finished goods	216,990	237,377
TOTAL	$725,478	$501,833

The Company’s objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements. Inventory levels were increased during the year due to concerns with regards to supply chain issues with long-lead time items.

OPERATING EXPENSES: Operating expenses decreased to $950,338 in 2022 from 2021 levels of $957,654. Significant changes in expenses are comprised of the following components: decreases in services purchased ($35,375), professional services ($47,261), travel ($2,971), and depreciation ($4,725) offset by increases in salaries and benefits ($82,328) and taxes, licenses and health insurance costs ($11,293).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in net income of $146,531 for 2022, an increase from net income of $92,989 for 2021. At December 31, 2022, the Company’s working capital was $1,747,472 compared with $1,610,537 at December 31, 2021. The Company’s operations rely solely on the income generated from sales. The Company’s major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production. Extended availability for components critical for production of the Company’s products, ranging from 12 to 52 weeks, require the Company to maintain high inventory levels. It is management’s opinion that the Company’s working capital as of December 31, 2022 is adequate for expected resource requirements for the next twelve months. During the twelve month period ending December 31, 2022, the Company had positive cash flow of $95,502.

The Company’s current asset to current liability ratio at December 31, 2022 was 8.6:1 compared to 12.7:1 at December 31, 2021. The decrease in current asset ratio is the result of the Company having increased accounts payable for year-end 2022 when compared with year-end 2021. The Company’s liquid resources at December 31, 2022, including cash and cash equivalent and certificates of deposits, were $1,002,817, compared to $1,055,616 at December 31, 2021. The decrease in liquid resources is the result increases in inventory levels in 2022. The Company’s accounts receivable at December 31, 2022 were $141,394, compared to $166,303 at December 31, 2021. Management believes that all Company accounts receivable as of December 31, 2022 are collectible and does not have a reserve for uncollectable accounts.

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

Inventories at December 31, 2022 were $725,478, reflecting an increase from December 31, 2021 balance of $501,833. The increase in inventory between December 31, 2022 and December 31, 2021 is due to management’s decision to purchase more items crucial to manufacture goods with lead times in excess of 12 weeks.

We had capital expenditures $0 during 2022. The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.

As of December 31, 2022, our current liabilities increased to $228,652 from $137,637 at December 31, 2021. The increase in current liabilities was impacted by an increase in accounts payable to $138,996 from $71,645.

We had no off-balance sheet arrangements for the year ended December 31, 2022.

Inflation had minimal adverse effect on the Company’s operations during 2022. Minimal adverse effect is anticipated during 2023.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Electronic Systems Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Supplemental Information

The supplemental schedule of operating expenses for the years ended December 31, 2022 and 2021 (“the supplemental information”) has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ Assure CPA, LLC.

We have served as the Company’s auditor since 2012.

Spokane, Washington

Firm ID is 444

March 14, 2023

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS BALANCE SHEETS DECEMBER 31, 2022 AND 2021

	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$751,118	$655,616
Certificates of deposit	251,699	400,000
Accounts receivable - net	141,394	166,303
Inventories - net	725,478	501,833
Prepaid expenses	42,627	24,387
Employee retention tax credit receivable (Note 10)	63,000	—
Accrued interest receivable	808	35

Total Current Assets	1,976,124	1,748,174

PROPERTY AND EQUIPMENT – NET	914	1,358

Right of use – asset, net of amortization (NOTE 8)	69,419	28,922

TOTAL ASSETS	$2,046,457	$1,778,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$138,996	$71,645
Accrued wages	24,777	9,114
Operating lease liability – current (NOTE 8)	39,120	28,438
Accrued vacation payable	16,846	13,613
Other accrued liabilities	8,913	14,827

Total Current Liabilities	228,652	137,637

Operating lease liability (NOTE 8)	30,457	—

TOTAL LIABILITIES	259,109	137,637

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000 shares authorized, 4,946,502 and 4,946,502 shares issued and outstanding, respectively	4,947	4,947
Additional paid-in capital	932,412	932,412
Retained earnings	849,989	703,458
TOTAL STOCKHOLDERS’ EQUITY	1,787,348	1,640,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,046,457	$1,778,454

See accompanying notes to the financial statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

SALES – NET	$1,910,061	$1,512,028

COST OF SALES	881,409	744,246

GROSS PROFIT	1,028,652	767,782

OPERATING EXPENSES	950,338	957,654

OPERATING INCOME/(LOSS)	78,314	(189,872)

OTHER INCOME:
Interest income	5,217	2,488
Gain on Employee Retention Credit (Note 10)	63,000	—
Gain on forgiveness of CARES Act loan (Note 10)	—	280,373
TOTAL OTHER INCOME	68,217	282,861

NET INCOME BEFORE INCOME TAXES	146,531	92,989

INCOME TAX PROVISION (BENEFIT)	—	—

NET INCOME AFTER INCOME TAXES	$146,531	$92,989

NET INCOME PER SHARE, BASIC AND DILUTED	$0.03	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	4,946,502	4,946,502

See accompanying notes to the financial statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE AT DECEMBER 31, 2020	4,946,502	$4,947	$931,442	$610,469	$1,546,858

Net income	—	—	—	92,989	92,989

Share based compensation	—	—	970	—	970

BALANCE AT DECEMBER 31, 2021	4,946,502	$4,947	$932,412	$703,458	$1,640,817

Net income	—	—	—	146,531	146,531

BALANCE AT DECEMBER 31, 2022	4,946,502	$4,947	$932,412	$849,989	$1,787,348

See accompanying notes to the financial statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$146,531	$92,989
Noncash expenses included in net income:
Depreciation and amortization	444	5,169
Share based compensation	—	970
Gain on forgiveness of CARES Act loan	—	(280,373)
Gain on employee retention tax credit	(63,000)	—
Changes in operating assets and liabilities:
Accounts receivable	24,909	122,581
Inventories	(223,645)	129,873
Prepaid expenses	(18,241)	3,702
Accrued interest receivable	(773)	4,624
Accounts payable	67,351	49,572
Other accrued liabilities	21,581	2,865
Net Cash provided (used) by Operating Activities	(44,843)	131,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposits purchased	(1,002,283)	(400,000)
Certificates of deposits redeemed	1,150,584	499,999
Purchase of equipment	—	(1,082)
Net Cash provided by Investing Activities	148,301	98,917

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on CARES Act loan payable (round 1)	(7,956)	(13,638)
Proceeds from CARES Act loan payable (rounds 1 and 2)	—	130,255
Net Cash provided (used) by Financing Activities	(7,956)	116,617

NET INCREASE IN CASH AND CASH EQUIVALENTS	95,502	347,506

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	655,616	308,110

CASH AND CASH EQUIVALENTS AT END OF YEAR	$751,118	$655,616

Non-cash investing and financing activities:
Recognition of operating lease liability and right of use asset	$78,757	$—

See accompanying notes to the financial statements.

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

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for estimated uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts. As of December 31, 2022 and 2021, the Company’s estimate of doubtful accounts was zero. The Company’s policy for writing off past due accounts receivable is based on the time past due and responses received from the subject customer.

Inventories

Inventories are stated at lower of direct cost or market. Cost is determined on an average cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value and consideration is given to obsolescence.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. Reclassifications had no effect on net income), stockholders’ equity, or cash flows as previously reported.

Property and Equipment

Property and equipment are carried at cost. Major betterments are capitalized and de minimis purchases are expensed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful life of property and equipment for purposes of computing depreciation is three to seven years. When the Company sells or otherwise disposes of property and equipment a gain or loss is recorded in the statement of operations. The cost of improvements that extend the life of property and equipment is capitalized. The Company periodically reviews its long-lived assets for impairment and, upon indication that the carrying value of such assets may not be recoverable, recognizes an impairment loss by a charge against current operations.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Certificates of Deposit

Certificates of deposit with original maturities ranging from one month to twelve months were $251,699 and $400,000 at December 31, 2022 and 2021, respectively.

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

Research and Development

Research and development costs are recognized as operating expenses when incurred. Research and development expenditures for new product development and improvements of existing products by the Company for 2022 and 2021 were $163,189 and $212,397, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are recognized as operating expenses when incurred. Advertising costs for the years ended December 31, 2022 and 2021were $8,895 and $7,979, respectively.

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

Potentially dilutive common stock equivalents consist of 180,000 and 240,000 stock options outstanding as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the potentially dilutive stock options were not included in the calculation of the diluted weighted average number of shares outstanding or diluted EPS as their effect would have been anti-dilutive.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2022 and 2021, the Company has no assets or liabilities subject to fair value measurements on a recurring basis.

New Accounting Pronouncements

Accounting standards issued by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

2.	Inventories

Inventories consist of the following:

	2022	2021
Parts	$172,190	$92,751
Work in progress	336,298	171,705
Finished goods	216,990	237,377
Total	$725,478	$501,833

Included in the above amounts are reserves for obsolete inventories of $8,716 and $5,829 at December 31, 2022 and 2021, respectively.

3.	Property and Equipment

Property and equipment consist of the following:

	2022	2021
Laboratory equipment	$522,575	$522,575
Software	35,028	35,028
Furniture and fixtures	16,344	16,344
Dies and molds	73,607	73,607
Property Plant and Equipment, Gross	647,554	647,554
Accumulated depreciation and amortization	(646,640)	(646,196)
Total Property Plant and Equipment, Net	$914	$1,358

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

4.	Income Taxes

For the years ended December 31, 2022 and 2021, the Company did not have an income tax benefit nor provision because of continuing losses.

The components of net deferred tax assets are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$280,300	$293,200
Accrued liabilities	3,500	2,900
Inventories	10,500	16,000
Other	1,200	1,400
Federal income tax credits	67,000	67,000
Total deferred tax assets	362,500	380,500

Less valuation allowance	(362,500)	(380,500)
Total deferred tax assets, net	$—	$—

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards and the income tax carryforwards. Management determined that it does not believe it is more likely than not that all of the net deferred tax assets will be realized. Therefore, a valuation allowance has been recorded for the full net deferred tax asset at December 31, 2022 and 2021.

At December 31, 2022, the Company had approximately $67,000 of research and development income tax credits available to reduce federal income taxes in future periods. The credits expire from 2036-2041. In addition, at December 31, 2022, the Company had approximately $1,335,000 of net operating loss carryforwards, $685,000 of which will expire between 2035 and 2038. The remaining balance of $650,000 will never expire but whose utilization is limited to 80% of taxable income in any future year.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory federal income tax rate of 21% were as follows:

	2022	2021
Amount computed using the statutory rate	$30,800	$19,500
Non-deductible (taxable) items, net	(12,900)	(58,500)
Change in estimates	200	(200)
Change in valuation allowance	18,000	39,200
Provision (benefit) for federal income taxes	$—	$—

Should the Company have future accrued interest expense and penalties related to uncertain income tax positions, they will recognize those expenses in income tax expense.

The Company files federal income tax returns in the United States only. The Company is no longer subject to federal income tax examination by tax authorities for years before 2019. The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties.

5.	Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit-Sharing Plan and Salary Deferral 401-K Plan and Trust. All employees over the age of twenty-one are eligible. On January 1, 2006, the Company adopted a four percent salary matching provision. The Company contributed $20,886 and $16,660 to the plan for the years ended December 31, 2022 and 2021, respectively.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

6.	Employee Bonus Program

The Board of Directors establishes Sales and Net Income thresholds at the start of each year that are used in calculating the amount of bonuses that may be awarded. If these thresholds are not achieved, there will be no bonus issued. Bonus expenses of $17,719 and nil was recognized during the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, accrued wages on the balance sheet includes $17,719 and nil, respectively, for accrued bonus payable.

7.	Share-Based Compensation

The Company grants stock options to individual employees and directors. After termination of employment, stock options may be exercised within ninety days, after which they are subject to forfeiture. On September 1, 2021, the Board of Directors granted 60,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vested immediately. The fair value of the options was determined using the Black-Scholes model using the following variables: stock price of $0.40, volatility of 107.69%, expected term of 5 years with a forfeiture rate of 95%, and a discount factor of 0.77%. Share based compensation of $970 was recognized in 2021.

In the years ended December 31, 2022 and 2021, the Company recognized $- and $970 respectively, in share-based compensation expense. No non-vested share-based compensation arrangements existed as of December 31, 2022 and 2021.

A summary of option activity follows:

	Number Outstanding	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2020	180,000	0.40	4.2
Granted	60,000	0.40
Balance at December 31, 2021	240,000	$0.40	3.6
Canceled	(60,000)	0.40
Balance at December 31, 2022	180,000	$0.40	2.5

Outstanding and Exercisable at December 31, 2022	180,000	$0.40	2.5

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2022 was nil.

 ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

8.	Leases

On September 19, 2022, the Company signed a new two-year lease for its facilities. The base lease is $3,373 and $3,478 per month for years one and two, respectively. There is a leasehold tax applied to the base lease at 12.84%. The Company has the right to terminate the lease with 90 days’ notice. There is no renewal clause contained in the current lease. Upon signing the lease, the Company recognized a lease liability and a right of use asset of $78,757 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 4.125%. At December 31, 2022, the remaining lease term is twenty-one months.

Prior to the new lease in September 19, 2022, the Company’s lease for its facilities was for $3,806 per month.

As of December 31, 2022, total future lease payments are as follows:

For the 12 months ended
December 31, 2023	$40,790
December 31, 2024	31,304
Total	72,094
Less imputed interest	(2,517)
Net lease liability	69,577
Current portion	39,120
Long-term portion	$30,457

For the years ended December 31, 2022 and 2021, costs relating to the operating lease were recognized in the statement of operations as follows:

	2022			2021
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$23,002	$18,104	$41,106	$21,587	$16,989	$38,576
Variable lease costs	2,976	2,342	5,319	2,749	2,164	4,913
Total lease costs	$25,978	$20,446	$46,425	$24,336	$19,153	$43,489

9.	Revenue

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

	For the years ending December 31,
	2022			2021
	Domestic Sales	Foreign Sales	Total Sales	Domestic Sales	Foreign Sales	Total Sales
Product Sales	$1,668,861	$212,800	$1,881,661	$1,287,587	$170,741	$1,458,328
Site Support Sales	28,400	-	28,400	53,700	-	53,700
Total Sales	$1,697,261	$212,800	$1,910,061	$1,341,287	$170,741	$1,512,028

For the year ended December 31, 2022 and 2021, sales to customers that are more than 10% of total revenue are as follows:

	2022 Sales	2022 % age of Total Sales	2021 Sales	2021 % age of Total Sales
Domestic customer A	$397,671	20.8%	$242,451	16.0%
Domestic customer B	$201,459	10.5%	160,385	10.6%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2022 and 2021, accounts receivable from customers that are more than 10% of the total accounts receivable balance are as follows:

	December 31, 2022		December 31, 2021
	Accounts Receivable Balance	% age of Total Accounts Receivable	Accounts Receivable Balance	% age of Total Accounts Receivable
Domestic customer A	$95,724	67.7%	$35,421	21.3%
Domestic customer B	$16,037	11.3%	$30,587	18.4%

As of December 31, 2022 and 2021, the Company had a sales order backlog of $49,173 and $81,293, respectively.

10.	Cares Act Loan and Retention Credit

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) Act was signed into United States law.

In April 2020, the Company received a loan of $171,712 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I, Section 1102 and 1106 of the CARES Act. In June 2021, $150,118 of this loan was forgiven and recognized as a gain on forgiveness of CARES Act loan in 2021. A balance of $21,594 remained after the forgiveness which has been fully paid as of December 31, 2022. In February 2021, the Company received a second loan of $130,255 pursuant to the PPP. The second loan was forgiven and the Company recognized a gain on forgiveness of CARES Act loan of $130,255 during 2021.

As at December 31, 2022, the Company has an employee retention tax credit due for $63,000. The amount to be received is a refund of qualified payroll taxes the Company paid in connection with employee payroll during the COVID 19 pandemic. The Company expects to receive the credit in 2023.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Supplemental Information

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

Advertising	$8,895	$7,979
Dues and subscriptions	3,547	2,011
Depreciation	444	5,169
Insurance	13,485	13,242
Materials and supplies	10,370	12,668
Office and administration	4,890	4,097
Printing	2,658	3,318
Professional services	91,096	138,357
Services purchased in lieu of payroll	45,875	81,250
Rent and utilities	50,308	49,662
Repair and maintenance	4,259	8,096
Salaries and benefits	696,665	614,337
Taxes, licenses & health insurance	194,839	183,546
Telephone	5,372	5,968
Warranty expense	2,897	2,867
Trade shows	12,199	7,631
Travel expenses	15,984	18,955

	1,163,783	1,159,153

Expenses allocated to cost of sales	(213,445)	(201,499)

Total Operating Expenses	$950,338	$957,654

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2022.

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

As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and concluded that we have maintained effective internal control over financial reporting at December 31, 2022, based on the COSO criteria.

There have been no changes in the company’s internal control over financial reporting during the most recently completed quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all directors of the Company as of December 31, 2022 as well as the term in office and principal occupation of each director.

Name of Director	Term in Office	Age	Principal Occupation
Daniel Tolley	04/03/2022 – 06/02/23	54	President of Electronic Systems Technology
Vern Kornelsen	06/05/20 – 06/02/23	90	General Partner of EDCO
Thomas Schaefer	06/01/21– 06/01/24	62	Vice President of Online Development Inc.
Donald Siecke	06/01/21 – 06/01/24	82	President of Kelmore Development Corp.
Michael W. Eller	06/07/2019-06/03/2022	62	Principle Accounting Officer of Electronic Systems Technology, Inc.

Management believes that there are no agreements or understanding between the directors and suppliers or contractors of the Company.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2022 is comprised of Don Siecke (Chairman) and Tom Schaefer. The Audit Committee met on one occasion in 2022. The Board of Directors has determined that Mr. Siecke is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Board’s conclusions regarding the qualifications of Mr. Siecke as an audit committee financial expert were based on his experience as a certified public accountant and his degree in accounting.

The Board has also adopted a charter for the Audit Committee. The charter for the audit committee is available on our website at www.esteem.com . The audit committee charter is also available in print to any shareholder who requests it.

Compensation Committee

There is no Compensation Committee of the Board of Directors. The Board of Directors did establish an Employee/Director Stock Option Committee consisting of all Directors. The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2022. There is no charter for the Employee/Director Stock Option Committee.

Code of Ethics

On September 22, 2020, the Company’s Board of Directors adopted a Code of Ethics for the Company. The Codes of Ethics, and any subsequent amendments thereto, (other than technical, administrative, or non-substantive amendments), and any waivers of a provision of the Code of Ethics for directors or executive officers, are available on our website at www.esteem.com.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2022; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
Daniel Tolley	54	President and CEO	Employed at will	3/3/2003-Present
Michael Eller	62	CFO/Principal Accounting Officer	Employed at will	9/7/12- Present

The following is a brief description of the business experience during the last five years of each director and/or executive officer of the Company.

DANIEL M. TOLLEY. Mr. Tolley has been employed by the company for more than 19 years. Mr. Tolley’s duties and responsibilities have increased over that time. Most recently he was the Director of Business Development.

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

MICHAEL W. ELLER. Mr. Eller is the CFO and Principal Accounting Officer. During the last five years Mr. Eller has been a full-time employee of the Company. Until July 1, 2022 Mr. Eller served as President and CEO. Prior to joining EST Mr. Eller was employed at Macys Logistics and Operations where he was employed as the Vice President of Operations and Director of Finances. Mr. Eller does not serve as a director for any other company registered under the Securities Exchange Act.

Family Relationships

None.

Section 16(A) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2022 to the knowledge of Management, there was no director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

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

Item 11. Executive Compensation.

The Company’s principal executive officer is Daniel M. Tolley and principal accounting officer is Michael W. Eller.

Information concerning the compensation of the Company’s principal executive officer and principal accounting officer, as well as any other compensated employees of the Registrant’s whose total compensation exceeded $100,000 during 2022 and 2021 is provided in the following Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”):

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)
Daniel Tolley	2022	$117,851	$4,430	—	—	—	—	$17,186	$139,467
President CEO 2021		$94,450	—	—	—	—	—	$19,272	$113,772
Michael W. Eller	2022	$99,650	$4,405	—	—	—	—	$18,827	$122,882
CFO/Principal Accounting Officer 2021		$123,500	—	—	—	—	—	$27,074	$150,574

(1)	Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus.

(2)	Amount represents the dollar amount recognized for financial statement reporting purposes.

(3)	All Other Compensation consists of Group Health Insurance, Accrued Vacation Pay and Company paid 401(k) matching amounts.

The information specified concerning the stock options of the named executive officers during the fiscal years ended December 31, 2021 and 2022 is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN 2022
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
Daniel Tolley	-0-	0%	$0.00	n/a
Michael W. Eller	-0-	0%	$0.00	n/a

(5)	This table does not include Stock Options granted previously.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2021 is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Daniel Tolley	30,000	0	0	$0.40	3/13/25	0	0	0	0
Michael W. Eller	40,000	0	0	$0.40	3/13/25	0	0	0	0

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the directors’ duties associated with the Company’s business. The Board of Directors approved a stipend for members that are not employed by the Company in the amount of $375 per quarter of service on the Board of Directors. There is currently no other compensation arrangements for the Company’s directors. (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.) The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2022 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
T.L. Kirchner	$625	$0	$0	$0	$0	$0	$625
Vern Kornelsen	$1,500	$0	$0	$0	$0	$0	$1,500
Thomas Schaefer	$1,500	$0	$0	$0	$0	$0	$1,500
Donald Siecke	$1,500	$0	$0	$0	$0	$0	$1,500
Michael W. Eller	$0	$0	$0	$0	$0	$0	$0
Daniel M. Tolley	$0	$0	$0	$0	$0	$0	$0

(1)	Compensation information for Dan Tolley, President and CEO and Michael Eller, CFO and Principal Accounting Officer is contained in the Executive Compensation Summary Compensation Table.

(2)	Amount represents the Director Stipend paid in 2022.

(3)	Amount represents the dollar amount recognized for financial statement reporting purposes. Assumptions made in the valuation of stock option awards are disclosed in Note 7 of the Notes to the Financial Statements in this Form 10-K.

(4)	Amounts represent reimbursement of out-of-pocket expenses related to directors’ duties associated with the Company’s business (ie. travel expenses for attending Company Director’s Meetings).

The Company currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

Option Exercises

During our fiscal year ended December 31, 2022, there were no options exercised by our executive officer or Directors.

Summary of Executive Employment Agreements

There are no executive employment agreements with any officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2022, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding common stock.

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

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of February 13, 2023, amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by Management, including officers and directors of the Company.

Name/Address of Beneficial Owner (1)	Title of Class	Amount & Nature of Beneficial Ownership	Percent of Class
Daniel Tolley (Officer)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	32,200(3)	0.7%
Vern Kornelsen (Director)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	1,797,700	36.3%
Thomas Schaefer (Director)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	-	-
Donald Siecke (Director)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	-(2)	-
Michael W. Eller (Officer)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	40,000 (1)	0.8%
All Officers and Directors as a group	Common	2,241,188	37.8%

(1)	Includes 40,000 stock options issued 3/15/2020.

(2)	Mr. Siecke does not own any shares directly. However, EDCO Partners LLLC, of which Mr. Siecke is a limited partner, holds 498,916 shares on his behalf.
(3	Includes 30,000 stock options issued 3/15/2020.

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

Recipients of Stock Options currently unexpired as of December 31, 2022 were as follows:

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 3-15-2020
Alan B. Cook	25,000	0.40
Neil Helfeldt	25,000	0.40
Eric P. Marske	30,000	0.40
Dan Tolley	30,000	0.40
Michael Eller	40,000	0.40
Total	150,000	0.40

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 9-1-2021
Peri M. Olson	30,000	0.40
Total	30,000	0.40

Stock options must be exercised within 90 days after termination of employment/board membership. On September 1, 2021, the Board of Directors granted 60,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vested immediately.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

None.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

The following table presents fees billed to us during December 31, 2022 and 2021 for professional services provided by Assure CPA.

Year Ended	December 31, 2022	December 31, 2021
Audit fees (1)	$43,100	$39,450
Audit-related fees (2)	—	—
Tax fees (3)	3,000	3,000
All other fees (4)	—	—
Total Fees	$46,100	$42,450

(1)	Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s financial statements and reviews of our quarterly financial statements.

(2)	Audit-related fees consist of assurance and related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax fees consist of the aggregate fees billed for professional services for tax compliance, tax advice, and tax planning. These services include preparation of federal income tax returns.

(4)	All other fees consist of fees billed for products and services other than the services reported above.

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
Daniel M. Tolley, President
(Principal Executive Officer, Director)

Date: March 15, 2023

By:	/s/ Michael W. Eller
Michael W. Eller, President
(Principal Accounting Officer)

Date: March 15, 2023

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VERN KORNELSEN	Director	March 15, 2023
Vern D. Kornelsen

/s/ THOMAS SCHAEFER	Director	March 15, 2023
Thomas Schaefer

/s/ DONALD SIECKE	Director	March 15, 2023
Don Siecke