Form 10-Q
period 2023-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2023-04-28
CIK 752294

`UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April, 19 2023, the number of the Company's shares of common stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$592,417	$751,118
Certificates of deposit	251,699	251,699
Accounts receivable, net	107,770	141,394
Inventories	729,308	725,478
Prepaid expenses	36,896	42,627
Employee retention tax credit receivable (NOTE 7)	63,000	63,000
Accrued interest receivable	682	808
Total current assets	1,781,772	1,976,124

Property and equipment, net of depreciation	9,876	914

Right to use – Lease, net of amortization (NOTE 6)	59,984	69,419

Total assets	$1,851,632	$2,046,457

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$64,084	$138,996
Accrued wages	2,904	24,777
Operating lease liability, current portion (NOTE 6)	40,100	39,120
Accrued vacation pay	22,220	16,846
Other accrued liabilities	6,900	8,913
Total current liabilities	136,208	228,652

Long-Term Liabilities
Operating lease liability (NOTE 6)	20,200	30,457

Total liabilities	156,408	259,109

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding respectively	4,947	4,947
Additional paid-in capital	932,412	932,412
Retained earnings	757,865	849,989
Total stockholders' equity	1,695,224	1,787,348
Total liabilities and stockholders' equity	$1,851,632	$2,046,457

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022

SALES - NET	$305,089	$472,143
COST OF SALES	(139,560)	(209,883)
GROSS PROFIT	165,529	262,260

OPERATING EXPENSES
General and administrative	84,765	84,776
Research and development	28,663	45,777
Marketing and sales	148,227	137,159
Total operating expenses	261,655	267,712
OPERATING LOSS	(96,126)	(5,452)

OTHER INCOME
Interest income	4,002	491
Total other income	4,002	491

NET LOSS BEFORE INCOME TAX	(92,124)	(4,961)
Benefit (provision) for income tax	—	—
NET LOSS	$(92,124)	$(4,961)

Earnings (loss) per share – basic and diluted	$(0.02)	$0.00

Weighted average shares – basic and diluted	4,946,502	4,946,502

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(92,124)	$(4,961)

Noncash items included in net loss:
Depreciation	38	111

Changes in operating assets and liabilities:
Accounts receivable, net	33,624	24,977
Inventories	(3,830)	66,997
Accrued interest receivable	126	(270)
Prepaid expenses	5,731	(16,508)
Accounts payable	(74,912)	(20,983)
Other accrued liabilities, accrued wages and accrued vacation pay	(18,354)	1,653
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(149,701)	51,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	300,000	150,000
Certificates of deposit purchases	(300,000)	—
Purchase of equipment	(9,000)	—
NET CASH PROVIDED (USED) FROM INVESTING ACTIVITIES	(9,000)	150,000

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on CARES Act loan payable (round 1)	—	(5,968)
NET CASH USED IN FINANCING ACTIVITIES	—	(5,968)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(158,701)	195,048
Cash and cash equivalents at beginning of period	751,118	655,616
Cash and cash equivalents at end of period	$592,417	$850,664

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balances, January 1, 2022	4,946,502	$4,947	$932,412	$703,458	$1,640,817

Net income (loss)	—	—	—	(4,961)	(4,961)

BALANCES AT March 31, 2022	4,946,502	$4,947	$932,412	$698,497	$1,635,856

Balances, January 1, 2023	4,946,502	$4,947	$932,412	$849,989	$1,787,348

Net income (loss)	—	—	—	(92,124)	(92,124)

BALANCES AT MARCH 31, 2023	4,946,502	$4,947	$932,412	$757,865	$1,695,224

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2023, and its results of operations, cash flows, and changes in stockholders’ equity for the three months ended March 31, 2023 and 2022. The balance sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2023 the anticipated effective annual federal income tax rate will be 0%.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	March 31, 2023	December 31, 2022
Parts	$146,628	$172,190
Work in progress	247,223	336,298
Finished goods	335,457	216,990
Total inventory	$729,308	$725,478

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At March 31, 2023 and 2022, the Company had 180,000 and 240,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income. The stock options were not included in the calculation of diluted earnings per share for either period as they were anti-dilutive.

NOTE 4 - STOCK OPTIONS

The Company has outstanding stock options, which have been granted periodically to individual employees and directors. No shared based compensation was recognized during the three-month periods ended March 31, 2023 and 2022.

As of March 31, 2023 and 2022, there were 180,000 and 240,000 options outstanding respectively with a weighted average exercise price of $0.40 per share, a weighted average remaining life of 2.3 and 3.4 years respectively and no intrinsic value.

NOTE 5 – REVENUE

The Company product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products. During the three-month period ended March 31, 2023 and 2022, the Company’s revenue from products sales was $297,589 and $461,843, respectively. Revenue from site support and engineering services was $7,500 and $10,300 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies. Domestic sales for the three-month period ended March 31, 2023 and March 31, 2022 were $293,908 and $436,670, respectively. Sales to foreign customers for the three-month period ended March 31, 2023 and March 31, 2022 were $11,181 and $35,473, respectively.

For the three-month period ended March 31, 2023 and 2022, sales to individual customers representing more than 10% of total revenue were as follows:

	For the three-month period ended March 31,
	2023		2022
	Sales	%age of Total Sales	Sales	%age of Total Sales
Domestic customer A	$70,090	23%	$75,505	16%
Domestic customer B	—	—	72,683	15%
Domestic customer C	—	—	53,625	11%

As of March 31, 2023 Domestic customer A’s accounts receivable balance was $43,019.

As of March 31, 2023 and 2022, the Company had a sales order backlog of $162,396 and $116,461, respectively.

NOTE 6 - LEASES

On September 23, 2022, the Company signed a new two-year lease for its facilities. The base lease is $3,373 and $3,478 per month for years one and two, respectively. There is a leasehold tax applied to the base lease at 12.84%. The Company has the right to terminate the lease with 90 days’ notice. There is no renewal clause contained in the current lease. Upon signing the lease, the Company recognized a lease liability and right of use asset of $78,757 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 4.125%. At March 31, 2023, the remaining lease term is 18 months. As of March 31, 2023, future payments on this lease of $30,671 and $31,304 will be paid in 2023 and 2024 respectively.

For the three-month periods ended March 31, 2023 and 2022, lease expense of $11,576 and $10,903, respectively, are included in the following expense classifications on the statements of operations:

	2023			2022
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$5,751	$4,526	$10,277	$5,397	$4,247	$9,644
Variable lease costs	727	572	1,299	704	555	1,259
Total lease costs	$6,478	$5,098	$11,576	$6,101	$4,802	$10,903

NOTE 7 - Cares Act Retention Credit

As at December 31, 2022 and March 31, 2023, the Company has an employee retention tax credit due of $63,000. The amount to be received is a refund of qualified payroll taxes the Company paid in connection with employee payroll during the COVID 19 pandemic. The Company expects to receive the credit in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended March 31, 2023. The following statements may be forward looking in nature and actual results may differ materially.

A.       RESULTS OF OPERATIONS

REVENUES: Total revenues from sales decreased to $305,089 for the first quarter of 2023 as compared to $472,143 in the first quarter of 2022, reflecting a decrease of 35.4%. Management believes the decrease in sales revenues is due to decreased product demand due to supply chain issues for the Domestic market during the first quarter of 2023 when compared with the same quarter of 2022.

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

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the first quarter of 2023 and 2022 are as follows:

	2023	2022
Domestic Sales	96%	93%
Export Sales	4%	7%

BACKLOG:

As of March 31, 2023, the Company had a sales order backlog of $162,396. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2023 and 2022 were 46% and 44% of respective net sales and are calculated excluding site support expenses of $4,541 and $6,312 respectively. The cost of sales percentage increase in the first quarter of 2023 is the result of the product mix sold during the same quarter of 2022.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2023 decreased $6,057 from first quarter of 2022 levels. The following is a delineation of operating expenses:

	March 31, 2023	March 31, 2022	Increase (Decrease)
General and administrative	$84,765	$84,776	$(11)
Research and development	28,663	45,777	(17,114)
Marketing and sales	148,227	137,159	11,068
Total operating expenses	$261,655	$267,712	$(6,057)

General and administrative: For the first quarter of 2023, general and administrative expenses decreased $11 to $84,765, due to decreased payroll related expenses and were offset by increased purchased services when compared with the same quarter of 2022.

Research and development: Research and development expenses decreased $17,114 to $28,663 during the first quarter of 2023 due to decreased expenses related to engineering services when compared with the same quarter of 2022.

Marketing and sales: During the first quarter of 2023, marketing and sales expenses increased $11,068 to $148,227 when compared with the same period of 2022, due to increased payroll, taxes and benefits during the first quarter of 2023.

INTEREST INCOME:

The Company earned $4,002 in interest income during the quarter ended March 31, 2023 compared to $491 during the same period in 2022. Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of ($92,124) for the first quarter of 2023 compared to a net loss of ($4,961) for the same quarter of 2022. The increase in net loss during 2023 is the result of decreased sales.

B.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's current asset to current liabilities ratio at March 31, 2023 was 13.1:1 compared to 8.6:1 at December 31, 2022. The increase in current ratio is due to the decrease in accounts payable liability at March 31, 2023 as compared to December 31, 2022.

At March 31, 2023, the Company had cash and cash equivalents of $592,417 as compared to cash and cash equivalent of $751,118 at December 31, 2022, primarily reflecting decreases in Accounts Payable and the increase in net loss.

For the three-month period ended March 31, 2023, cash used by operating activities was $149,701 compared to cash provided of $51,016 for the same period in 2022. This change was driven by a net loss of $92,124 during the three months ended March 31, 2023 compared to a net of $4,961 in the three months ended March 31, 2022. Change in operating assets and liabilities was $57,615 during the three-month period ended March 31, 2023 compared to $55,866 in 2022.

Cash used for investing was $9,000 due to the purchase of a new website design for an E-Commerce interface during the first quarter of 2023 with the expectations that the website will be completed in April.

In management's opinion, the Company's cash and cash equivalents and other working capital at March 31, 2023 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2023.

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

Item 4. Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2023.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Daniel M. Tolley
Date: April 28, 2023	Name: Daniel M. Tolley
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: April 28, 2023	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)

