Form 10-Q
period 2023-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2023-07-27
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or☐ 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 26, 2023, the number of the Company's shares of Common Stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$382,095	$751,118
Certificates of deposit	400,000	251,699
Accounts receivable, net	177,868	141,394
Inventories	840,573	725,478
Prepaid expenses	19,726	42,627
Employee retention tax credit receivable (NOTE 7)	63,000	63,000
Accrued interest receivable	699	808
Total current assets	1,883,961	1,976,124

Property and equipment, net of depreciation	20,265	914

Right to use – Lease, net of amortization (NOTE 6)	50,452	69,419

Total assets	$1,954,678	$2,046,457

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$93,789	$138,996
Accrued wages and bonus	21,470	24,777
Accrued vacation pay	26,366	16,846
Lease liability, current (NOTE 6)	40,878	39,120
Other accrued liabilities	7,340	8,913
Total current liabilities	189,843	228,652

Long-Term Liabilities
Operating lease liability (NOTE 6)	10,048	30,457

Total liabilities	199,892	259,109
Stockholder equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding respectively	4,947	4,947
Additional paid-in capital	933,105	932,412
Retained earnings	816,735	849,989
Total stockholders' equity	1,754,787	1,787,348
Total liabilities and stockholders' equity	$1,954,678	$2,046,457

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

SALES - NET	$585,206	$416,892	$890,295	$889,035
COST OF SALES	(268,636)	(191,437)	(408,196)	(401,321)
GROSS PROFIT	316,570	225,455	482,099	487,714

Operating Expenses
General and administrative	61,492	66,747	146,257	151,522
Research and development	28,021	45,856	56,684	91,633
Marketing and sales	173,368	132,242	321,595	269,401
TOTAL OPERATING EXPENSE	262,881	244,845	524,536	512,556

OPERATING INCOME (LOSS)	53,689	(19,390)	(42,437)	(24,842)

OTHER INCOME
Interest income	5,181	594	9,183	1,085
TOTAL OTHER INCOME	5,181	594	9,183	1,085

NET INCOME (LOSS) BEFORE INCOME TAX	58,870	(18,796)	(33,254)	(23,757)
Benefit (provision) for income tax	—	—	—	—
NET INCOME (LOSS)	$58,870	$(18,796)	$(33,254)	$(23,757)

Basic and diluted earnings per share	$0.01	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average shares used in computing income (loss) per share:	4,946,502	4,946,502	4,946,502	4,946,502

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(33,254)	$(23,757)

Noncash items included in net loss:
Depreciation and amortization	418	222
Stock based compensation	693	—
Changes in operating assets and liabilities:
Accounts receivable, net	(36,474)	6,835
Inventories	(115,095)	(27,252)
Accrued interest receivable	109	(641)
Prepaid expenses	22,901	6,304
Accounts payable	(45,207)	(31,151)
Other accrued liabilities	4,956	(1,187)
NET CASH USED IN OPERATING ACTIVITIES	(200,953)	(70,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(19,769)
Certificates of deposit redeemed	751,699	300,000
Certificates of deposit purchased	(900,000)	(300,000)
NET CASH USED IN INVESTING ACTIVITIES	(168,070)	—

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal payments on CARES Act loan payable (round 1)	—	(5,968)
NET CASH USED IN FINANCING ACTIVITIES	—	(5,968)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(369,023)	(76,595)
Cash and cash equivalents at beginning of period	751,118	655,616
Cash and cash equivalents at end of period	$382,095	$579,021

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
DBA ESTEEM WIRELESS MODEMS

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2022	4,946,502	$4,947	$932,412	$703,458	$1,640,817

Net income (loss)	—	—	—	(4,961)	(4,961)

Balance at March 31, 2022	4,946,502	$4,947	$932,412	$698,497	$1,635,856

Net income (loss)	—	—	—	(18,796)	(18,796)

Balance at June 30, 2022	4,946,502	$4,947	$932,412	$679,701	$1,617,060

Balances, January 1, 2023	4,946,502	$4,947	$932,412	849,989	$1,787,348

Net income (loss)	—	—	—	(92,124)	(92,124)

Balance at March 31, 2023	4,946,502	$4,947	$932,412	$757,865	$1,695,224

Net income (loss)	—	—	—	58,870	58,870

Stock based compensation	—	—	693	—	693

Balance at June 30, 2023	4,946,502	$4,947	$933,105	$816,735	$1,754,787

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2023, and its results of operations, cash flows, and changes in stockholders’ equity for the six months ended June 30, 2023, and 2022. The balance sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The results of operations for the three month and six-month period ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2023 the anticipated effective annual federal income tax rate will be 0%.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	June 30, 2023	December 31, 2022
Parts	$124,215	$172,190
Work in progress	380,562	336,298
Finished goods	335,796	216,990
Total inventories	$840,573	$725,478

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into Common Stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At June 30, 2023 and 2022, the Company had 225,000 and 210,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income. The stock options were not included in the calculation of diluted earnings per share for either period as they were anti-dilutive.

NOTE 4 - STOCK OPTIONS

On June 9, 2023, the Board of Directors granted 45,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vest immediately. The fair value of the options was determined using the Black-Scholes model using the following variables: stock price of $0.24, volatility of 104.1%, expected term of 5 years with a forfeiture rate of 95%, and a discount factor of 3.92%. Share based compensation of $693 ($534 in marketing and sales and $159 in general and administrative in the condensed statement of operations) was recognized during the three and six-month periods ended June 30, 2023.

As of June 30, 2023, there were 225,000 options outstanding with a weighted average exercise price of $0.40 per share, a weighted average remaining life of 2.2 years and had intrinsic value of nil.

NOTE 5 – REVENUE

The Company product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products. During the three-month periods ended June 30, 2023 and 2022, the Company’s revenue from products sales was $575,306 and $409,392, respectively. Revenue from site support and engineering services was $9,900 and $7,500 respectively, over the same periods.

During the six-month periods ended June 30, 2023 and 2022, the Company’s revenue from products sales was $872,895 and $871,235, respectively. Revenue from site support and engineering services was $17,400 and $17,800 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies. Domestic sales for the three-month period ended June 30, 2023 and June 30, 2022 were $575,683 and $378,959, respectively. Sales to foreign customers for the three-month period ended June 30, 2023 and June 30, 2022 were $9,523 and $37,933, respectively.

Domestic sales for the six-month period ended June 30, 2023 and June 30, 2022 were $869,591 and $815,629, respectively. Sales to foreign customers for the six-month period ended June 30, 2023 and June 30, 2022 were $20,704 and $73,406, respectively.

For the three-month period ended June 30, 2023, sales to three customers represented more than 10% of total revenue, three customers represented more than 10% of total revenue for the same period in 2022.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	2023 Sales	2023 %age of Total Sales	2022 Sales	2022%age of Total Sales
Domestic customer A	$134,604	23%	$54,436	13%
Domestic customer B	76,993	13%	53,880	13%
Domestic customer C	56,861	10%	49,031	12%

For the six-month period ended June 30, 2023, sales to two customers represented more than 10% of total revenue, three customers represented more than 10% of total revenue for the same period in 2022.

	2023 Sales	2023 %age of Total Sales	2022 Sales	2022 %age of Total Sales
Domestic customer A	$204,694	23%	$121,715	14%
Domestic customer B	91,821	10%	107,505	12%
Domestic customer C			100,693	11%

As of June 30, 2023 and 2022, the Company had a sales order backlog of $109,844 and $24,857, respectively.

NOTE 6 - LEASES

On September 23, 2022, the Company signed a new two-year lease for its facilities. The base lease is $3,373 and $3,478 per month for years one and two, respectively. There is a leasehold tax applied to the base lease at 12.84%. The Company has the right to terminate the lease with 90 days’ notice. There is no renewal clause contained in the current lease. Upon signing the lease, the Company recognized a lease liability and right of use asset of $78,757 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 4.125%. At June 30, 2023, the remaining lease term is 15 months. As of June 30, 2023, future payments on this lease of $19,679 and $30,772 will be paid in 2023 and 2024 respectively.

For the three month and six-month periods ended June 30, 2023 and 2022, lease expenses of $11,576 and $10,903 and $23,151 and $21,805, respectively, are included in the following expense classifications on the statement of operations:

	For the three-month period ended June 30,
	2023			2022
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$5,751	$4,526	$10,277	$5,397	$4,248	$9,645
Variable lease costs	727	572	1,299	704	554	1,258
Total lease costs	$6,478	$5,098	$11,576	$6,101	$4,802	$10,903

	For the six-month period ended June 30,
	2023			2022
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$11,501	$9,052	$20,553	$10,793	$8,495	$19,288
Variable lease costs	1,454	1,144	2,598	1,408	1,109	2,517
Total lease costs	$12,955	$10,196	$23,151	$12,201	$9,604	$21,805

NOTE 7 - CARES ACT RETENTION CREDIT

As at December 31, 2022 and June 30, 2023, the Company has an employee retention tax credit due of $63,000. The amount to be received is a refund of qualified payroll taxes the Company paid in connection with employee payroll during the COVID 19 pandemic. The credit was received in July 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended June 30, 2023. The following statements may be forward looking in nature and actual results may differ materially.

A.	RESULTS OF OPERATIONS

REVENUES: Total revenues from sales increased to $585,206 for the first six-months of 2023 as compared to $416,892 in the second quarter of 2022, reflecting an increase of 40.4%. Management believes the increase in sales revenues is due to the increase in customer demand. Year to date total revenues from sales increased to $890,295 in 2023 as compared to $889,035 in 2022, reflecting an increase of 0.1%. Management believes the increase in sales revenues is due to the Company’s increased inventory level and the ability to ship orders in a timely manner.

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

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the three- and six-month periods ended June 30, 2023 and 2022 are as follows:

	Three Months ended June 30, 2023	Three Months ended June 30, 2022	Six Months ended June 30, 2023	Six Months ended June 30, 2022
Domestic Sales	98%	91%	98%	92%
Export Sales	2%	9%	2%	8%

BACKLOG:

As of June 30, 2023, the Company had a sales order backlog of $109,844. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the second quarters of 2023 and 2022 were 45.9% and 45.9% of respective net sales. Cost of sales percentages for the six-month periods ended June 30, 2023 and 2022 were 45.8% and 45.1%, respectively. The cost of sales percentage increase for the six month period ended June 3, 2023 is the result of the product mix sold during the same period of 2022.

OPERATING EXPENSES:

The following is a delineation of operating expenses:

	Three Months Ended			Six Month Ended
	June 30, 2023	June 30, 2022	Increase (Decrease)	June 30, 2023	June 30, 2022	Increase (Decrease)
General and administrative	$61,492	$66,747	$(5,255)	$146,257	$151,522	$(5,265)
Research and development	28,021	45,856	(17,835)	56,684	91,633	(34,949)
Marketing and sales	173,368	132,242	41,126	321,595	269,401	52,194
Total operating expenses	$262,881	$244,845	$18,036	$524,536	$512,556	$11,980

General and administrative: For the second quarter of 2023, general and administrative expenses decreased $5,255 to $61,492, due to decreased wages when compared with the same quarter of 2022. For the six-month period ended June 30, 2023, general and administrative expenses decreased by $5,265, to $146,257, due to decreased payroll and increased services purchased. General and administrative expenses were 10.5% compared to 16.0% of sales revenue for the second quarter of 2023 and 16.4% compared to 17.0% of sales revenue for six-month period ended June 30, 2023.

Research and development: Research and development expenses decreased $17,835 to $28,021 during the second quarter of 2023 due to decreased services purchased expenses when compared with the same quarter of 2022. For the six-month period, research and development expenses decreased by $34,949 to $56,684, due to decreased services purchased. Research and development expense was 4.8% compared to 11.0% of sales revenue for the second quarter of 2023 and 6.4% compared to 10.3% of sales revenue for six-month period ended June 30, 2023.

Marketing and sales: During the second quarter of 2023, marketing and sales expenses increased $41,126 to $173,368 when compared with the same period of 2022, due to increased payroll, benefits expense, and travel. For the six-month period, marketing and sales expenses increased by $52,194 to $321,595, due to increased payroll, benefits, and travel expenses. Marketing and sales expenses were 29.6% compared to 31.7% of sales revenue for the second quarter of 2023 and 36.1% compared to 30.3% of sales revenue for the six-month period ended June 30, 2023.

OTHER INCOME:

The Company earned $5,181 in interest income during the quarter ended June 30, 2023 and $9,183 for the six-month period. Sources of this income were money market accounts and certificates of deposit.

NET LOSS:

The Company had net income of $58,870 for the second quarter of 2023 compared to a net loss of $18,976 for the same quarter of 2022. For the six-month period ended June 30, 2023, the Company recorded a net loss of $33,254 compared with a net loss of $23,757 for the same period of 2022. The decrease in net income during 2023 is the result of increased operating expenses.

B.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at June 30, 2023 was 9.9 compared to 8.6 at December 31, 2022. The increase in current ratio is due to the decrease of accounts payable and increase in inventory at June 30, 2023 as compared to December 31, 2022.

At June 30, 2023, the Company had cash and cash equivalents of $782,095 as compared to cash and cash equivalent of $1,002,817 at December 31, 2022.

Cash used from operating activities decreased by $130,326 for the six-month period ended June 30, 2023 when compared to the same period in 2022. The decrease is attributable to a decrease in net income for the period being $9,497 less than the same period in 2022. The increase in the change in accounts receivable and inventory balances contributed $43,309 and $87,843 respectively.

In management's opinion, the Company's cash and cash equivalents and other working capital at June 30, 2023 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2023 and into the first half of 2024.

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

Item 1. Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2023.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Daniel M. Tolley
Date: July 27, 2023	Name: Daniel M. Tolley
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: July 27, 2023	Name: Michael W. Eller
Title: Vice President Administration
(Principal Accounting Officer)

