Form 10-Q
period 2023-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2023-10-25
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 26, 2023, the number of the Company's shares of Common Stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$421,493	$751,118
Certificates of deposit	400,000	251,699
Accounts receivable, net	96,178	141,394
Inventories	809,877	725,478
Prepaid expenses	32,436	42,627
Employee retention tax credit receivable (NOTE 7)	—	63,000
Accrued interest receivable	2,274	808
Total current assets	1,762,258	1,976,124

Property and equipment, net of depreciation	19,260	914

Right to use – Lease, net of amortization (NOTE 6)	40,821	69,419
Total assets	$1,822,339	$2,046,457

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$32,582	$138,996
Accrued wages and bonus	4,465	24,777
Accrued vacation pay	24,382	16,846
Lease liability, current (NOTE 6)	41,453	39,120
Other accrued liabilities	7,175	8,913
Total current liabilities	110,057	228,652

Long-Term Liabilities
Operating lease liability (NOTE 6)	—	30,457
Total liabilities	110,057	259,109
Stockholder equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding respectively	4,947	4,947
Additional paid-in capital	933,105	932,412
Retained earnings	774,230	849,989
Total stockholders' equity	1,712,282	1,787,348
Total liabilities and stockholders' equity	$1,822,339	$2,046,457

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

SALES - NET	$342,721	$487,160	$1,233,016	$1,376,195
COST OF SALES	(178,435)	(210,056)	(586,631)	(611,376)
GROSS PROFIT	164,286	277,104	646,385	764,819

Operating Expenses
General and administrative	55,829	60,784	202,086	212,308
Research and development	26,114	40,029	82,798	131,662
Marketing and sales	133,223	104,293	454,819	373,694
TOTAL OPERATING EXPENSE	215,166	205,106	739,703	717,664

OPERATING INCOME (LOSS)	(50,880)	71,998	(93,318)	47,155

OTHER INCOME
Interest income	8,375	1,373	17,559	2,459
TOTAL OTHER INCOME	8,375	1,373	17,559	2,459

NET INCOME (LOSS) BEFORE INCOME TAX	(42,505)	73,371	(75,759)	49,614
Benefit (provision) for income tax	—	—	—	—
NET INCOME (LOSS)	$(42,505)	$73,371	$(75,759)	$49,614

Basic and diluted earnings per share	$(0.01)	$0.01	$(0.02)	$0.01

Basic and diluted weighted average shares used in computing income (loss) per share:	4,946,502	4,946,502	4,946,502	4,946,502

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(75,759)	$49,614

Noncash items included in net loss:
Depreciation and amortization	1,423	333
Stock based compensation	693	—
Changes in operating assets and liabilities:
Accounts receivable, net	45,216	3,644
Inventories	(84,399)	(56,601)
Accrued interest receivable	(1,466)	(794)
Prepaid expenses	10,191	(53,377)
Employee retention tax credit receivable	63,000	—
Accounts payable	(106,414)	(44,803)
Other accrued liabilities	(14,040)	14,525
NET CASH USED IN OPERATING ACTIVITIES	(161,555)	(87,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(19,769)	—
Certificates of deposit redeemed	1,001,699	850,000
Certificates of deposit purchased	(1,150,000)	(850,584)
NET CASH USED IN INVESTING ACTIVITIES	(168,070)	(584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on CARES Act loan payable (round 1)	—	(5,968)
NET CASH USED IN FINANCING ACTIVITIES	—	(5,968)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(329,625)	(94,011)
Cash and cash equivalents at beginning of period	751,118	655,616
Cash and cash equivalents at end of period	$421,493	$561,605

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, January 1, 2022	4,946,502	$4,947	$932,412	$703,458	$1,640,817

Net income (loss)	—	—	—	(4,961)	(4,961)

Balance at March 31, 2022	4,946,502	4,947	932,412	698,497	1,635,856

Net income (loss)	—	—	—	(18,796)	(18,796)

Balance at June 30, 2022	4,946,502	4,947	932,412	679,701	1,617,060

Net income (loss)	—	—	—	73,371	73,371

Balance at September 30, 2022	4,946,502	$4,947	$932,412	$753,072	$1,690,431

Balance, January 1, 2023	4,946,502	$4,947	$932,412	849,989	$1,787,348

Net income (loss)	—	—	—	(92,124)	(92,124)

Balance at March 31, 2023	4,946,502	4,947	932,412	757,865	1,695,224

Net income (loss)	—	—	—	58,870	58,870

Stock based compensation			693	—	693

Balance at June 30, 2023	4,946,502	4,947	933,105	816,735	1,754,787
Net income (loss)	—	—	—	(42,505)	(42,505)

Balance at September 30, 2023	4,946,502	$4,947	$933,105	$774,230	$1,712,282

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023 and its results of operations, cash flows, and changes in stockholders’ equity for the three and nine months ended September 30, 2023, and 2022. The balance sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The results of operations for the three and nine-month period ended September 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2023 the anticipated effective annual federal income tax rate will be 0%.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	September 30, 2023	December 31, 2022
Parts	$125,555	$172,190
Work in progress	366,887	336,298
Finished goods	317,435	216,990
Total inventories	$809,877	$725,478

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into Common Stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At September 30, 2023 and 2022, the Company had 225,000 and 210,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income. The stock options were not included in the calculation of diluted earnings per share for either period as they were anti-dilutive.

NOTE 4 - STOCK OPTIONS

On June 9, 2023, the Board of Directors granted 45,000 options to employees. The new options have an exercise price of $0.40, a term of 5 years, and vest immediately. The fair value of the options was determined using the Black-Scholes model using the following variables: stock price of $0.24, volatility of 104.1%, expected term of 5 years with a forfeiture rate of 95%, and a discount factor of 3.92%. Share based compensation of $693 ($534 in marketing and sales and $159 in general and administrative in the condensed statement of operations) was recognized during the nine-month period ended September 30, 2023.

As of September 30, 2023, there were 225,000 options outstanding with a weighted average exercise price of $0.40 per share, a weighted average remaining life of 2.0 years and had intrinsic value of nil.

NOTE 5 – REVENUE

The Company product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products. During the three-month periods ended September 30, 2023 and 2022, the Company’s revenue from products sales was $336,621 and $480,260, respectively. Revenue from site support and engineering services was $6,100 and $6,900 respectively, over the same periods.

During the nine-month periods ended September 30, 2023 and 2022, the Company’s revenue from products sales was $1,209,516 and $1,351,495, respectively. Revenue from site support and engineering services was $23,500 and $24,700 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies. Domestic sales for the three-month period ended September 30, 2023 and September 30, 2022 were $338,948 and $419,164, respectively. Sales to foreign customers for the three-month period ended September 30, 2023 and September 30, 2022 were $3,773 and $67,996, respectively.

Domestic sales for the nine-month period ended September 30, 2023 and September 30, 2022 were $1,208,539 and $1,234,793, respectively. Sales to foreign customers for the nine-month period ended September 30, 2023 and September 30, 2022 were $24,477 and $141,402, respectively.

For the three-month period ended September 30, 2023, sales to three customers represented more than 10% of total revenue, three customers represented more than 10% of total revenue for the same period in 2022.

	2023 Sales	2023 %age of Total Sales	2022 Sales	2022%age of Total Sales
Domestic customer A	$64,698	19%	$60,130	12%
Domestic customer B	57,456	17%	58,167	12%
Domestic customer C	33,119	10%	46,703	10%

For the nine-month period ended September 30, 2023, sales to one customer represented more than 10% of total revenue, two customers represented more than 10% of total revenue for the same period in 2022.

	2023 Sales	2023 %age of Total Sales	2022 Sales	2022 %age of Total Sales
Domestic customer A	$262,149	21%	$165,621	12%
Domestic customer B	—	—	137,346	10%
Domestic customer C	—	—	—	—

As of September 30, 2023 and 2022, the Company had a sales order backlog of $124,125 and $141,066, respectively.

NOTE 6 - LEASES

On September 23, 2022, the Company signed a new two-year lease for its facilities. The base lease is $3,373 and $3,478 per month for years one and two, respectively. There is a leasehold tax applied to the base lease at 12.84%. The Company has the right to terminate the lease with 90 days’ notice. There is no renewal clause contained in the current lease. Upon signing the lease, the Company recognized a lease liability and right of use asset of $78,757 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 4.125%. At September 30, 2023, the remaining lease term is 12 months. As of September 30, 2023, future payments on this lease of $10,435 and $31,304 will be paid in 2023 and 2024 respectively.

For the three and nine-month periods ended September 30, 2023 and 2022, lease expenses of $11,576 and $11,616 and $34,727 and $34,849, respectively, are included in the following expense classifications on the statement of operations:

	For the three-month period ended September 30,
	2023			2022
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$5,751	$4,526	$10,277	$5,751	$4,526	$10,277
Variable lease costs	727	572	1,299	749	590	1,339
Total lease costs	$6,478	$5,098	$11,576	$6,500	$5,116	$11,616

	For the nine-month period ended September 30,
	2023			2022
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$17,252	$13,578	$30,830	$17,252	$13,578	$30,830
Variable lease costs	2,181	1,716	3,897	2,249	1,770	4,019
Total lease costs	$19,433	$15,294	$34,727	$19,501	$15,348	$34,849

NOTE 7 - CARES ACT RETENTION CREDIT

As of December 31, 2022, the Company has an employee retention tax credit due of $63,000. The amount to be received is a refund of qualified payroll taxes the Company paid in connection with employee payroll during the COVID 19 pandemic. The credit was received in July 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended September 30, 2023. The following statements may be forward looking in nature and actual results may differ materially.

A.	RESULTS OF OPERATIONS

REVENUES: Total revenues from sales decreased to $342,721 for the third quarter of 2023 as compared to $487,160 in the third quarter of 2022, reflecting a decrease of 29.6%. Management believes the decrease in sales revenues is due to the decrease in customer demand. Year to date total revenues from sales decreased to $1,233,016 in 2023 as compared to $1,376,195 in 2022, reflecting a decrease of 10.4%. Management believes the decrease in sales revenues is due to a decrease in customer demand and the ability to ship orders in a timely manner. Although the inventory levels have increased compared to last year, ancillary goods are being impacted by delays in the supply chain resulting in a $124K backlog.

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

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the three- and nine-month periods ended September 30, 2023 and 2022 are as follows:

	Three Months ended September 30, 2023	Three Months ended September 30, 2022	Nine Months ended September 30, 2023	Nine Months ended September 30, 2022
Domestic Sales	99%	86%	98%	90%
Export Sales	1%	14%	2%	10%

BACKLOG:

As of September 30, 2023, the Company had a sales order backlog of $124,125. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the third quarters of 2023 and 2022 were 52.1% and 43.1% of respective net sales. Cost of sales percentages for the nine-month periods ended September 30, 2023 and 2022 were 47.6% and 44.4%, respectively. The cost of sales percentage increase for the nine-month period ended September 30, 2023 is the result of the product mix sold during the same period of 2022.

OPERATING EXPENSES:

The following is a delineation of operating expenses:

	Three Months Ended			Nine Month Ended
	September 30, 2023	September 30, 2022	Increase (Decrease)	September 30, 2023	September 30, 2022	Increase (Decrease)
General and administrative	$55,829	$60,784	$(4,955)	$202,086	$212,308	$(10,222)
Research and development	26,114	40,029	(13,915)	82,798	131,662	(48,864)
Marketing and sales	133,223	104,293	28,930	454,819	373,694	81,125
Total operating expenses	$215,166	$205,106	$10,060	$739,703	$717,664	$22,039

General and administrative: For the third quarter of 2023, general and administrative expenses decreased $4,955 to $55,829, due to decreased wages when compared with the same quarter of 2022. For the nine-month period ended September 30, 2023, general and administrative expenses decreased by $10,222, to $202,086, due to decreased payroll and increased services purchased. General and administrative expenses were 16.3% compared to 12.5% of sales revenue for the third quarter of 2023 and 2022 respectively and 16.4% compared to 15.4% of sales revenue for nine-month period ended September 30, 2023 and 2022 respectively.

Research and development: Research and development expenses decreased $13,915 to $26,114 during the third quarter of 2023 due to decreased services purchased expenses when compared with the same quarter of 2022. For the nine-month period, research and development expenses decreased by $48,864 to $82,798, due to decreased services purchased. Research and development expense was 7.6% compared to 8.2% of sales revenue for the third quarter of 2023 and 2022 respectively and 6.7% compared to 9.6% of sales revenue for nine-month period ended September 30, 2023 and 2022 respectively.

Marketing and sales: During the third quarter of 2023, marketing and sales expenses increased $28,930 to $133,223 when compared with the same period of 2022, due to increased payroll, benefits expense, and travel. For the nine-month period, marketing and sales expenses increased by $81,125 to $454,819, due to increased payroll, benefits, and travel expenses. Marketing and sales expenses were 38.9% compared to 21.4% of sales revenue for the third quarter of 2023 and 2022 respectively and 36.9% compared to 27.3 % of sales revenue for the nine-month period ended September 30, 2023 2022 respectively.

OTHER INCOME:

The Company earned $8,375 in interest income during the quarter ended September 30, 2023 and $17,559 for the nine-month period. Sources of this income were money market accounts, certificates of deposit, and interest from the U.S. Treasury. The interest from the U.S. Treasury was for the delay in issuing the check for the tax credit.

NET LOSS:

The Company had a net loss of $42,505 for the third quarter of 2023 compared to net income of $73,371 for the same quarter of 2022. For the nine-month period ended September 30, 2023, the Company recorded a net loss of $75,759 compared with net income of $49,614 for the same period of 2022. The decrease in net income during 2023 is the result of increased operating expenses and lower sales.

B.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at September 30, 2023 was 16.0 compared to 8.6 at December 31, 2022. The increase in current ratio is due to the decrease of accounts payable and increase in inventory at September 30, 2023 as compared to December 31, 2022.

At September 30, 2023, the Company had cash and cash equivalents including certificates of deposit of $821,493 as compared to cash and cash equivalent of $1,002,817 at December 31, 2022.

Cash used from operating activities decreased by $74,096 for the nine-month period ended September 30, 2023 when compared to the same period in 2022. The decrease is attributable to a decrease in net income for the period being $125,373 less than the same period in 2022. The increase in the change in accounts receivable, accounts payable, and inventory balances contributed $41,572, $(61,611) and $(27,798) respectively.

In management's opinion, the Company's cash and cash equivalents and other working capital at September 30, 2023 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2023 and into the first half of 2024.

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

Item 1. Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2023.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Daniel M. Tolley
Date: October 25, 2023	Name: Daniel M. Tolley
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: October 25, 2023	Name: Michael W. Eller
Title: Vice President Administration
(Principal Accounting Officer)

