Form 10-K
period 2023-12-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2024-03-08
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to §240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $764,151, based on the reported last sale price of Common Stock on June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and Directors were deemed affiliates.

The number of shares outstanding of the registrant’s Common Stock as of February 6, 2024: 4,946,502 shares.

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

Management’s Discussion and Analysis is intended to be read in conjunction with the Company’s financial statements and the integral notes (“Notes”) thereto for the fiscal year ended December 31, 2023. The following statements may be forward-looking in nature and actual results may differ materially. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Item 1. Business.

For over 40 years, Electronic Systems Technology, Inc. (“EST”, “us”, “we”, “our” or the “Company”) has specialized in the development and manufacturing of digital data (non-voice) radio transceivers for use in industrial wireless networking applications. With reliance on wireless communication in the modern world, the global modernization of industrial control systems now requires the benefits gained by use of wireless technology. EST designs, manufactures, develops and produces these specialized, hardened products uniquely designed to operate and survive in these difficult environments in which these systems must perform.

The Company’s ESTeem® line of products provide innovative communication solutions for harsh environment applications not served or that are underutilized by conventional, commercial grade communication systems. Our products are part of the ESTeem® Industrial Wireless Solutions for commercial, industrial, and government arenas both domestically and internationally. We market through direct sales, sales representatives, resellers, and system integrators.

EST was incorporated in the State of Washington in February 1984, and was granted a United States Patent for the “Wireless Computer Modem” in May 1987, and Canadian patent in October 1988. We registered and commenced building brand recognition on the trade name of “ESTeem® Wireless Modems” in 2007. After reviewing for marketability and profitability, our strategy is to provide product improvements and enhancements that incorporate technological developments in response to customer needs and market opportunities arising from changes in FCC regulations or technological developments.

Development efforts in 2023 were focused primarily on software enhancements and hardware maintenance for the ESTeem® Horizon Series. These next generation industrial wireless products will improve our networking capability with higher data rates, improved security, improved support features and updates to the latest wireless standards.

In an effort to maintain and expand our customer base in the industrial control marketplace, we team with major automation hardware vendors such as Rockwell Automation. Our 30-year relationship with Rockwell Automation’s Technology Partner Program delivers significant benefits via increased exposure to markets that would not otherwise be available to us. Rockwell Automation has the largest market share in the United States and is a major entity in the world-wide automation and controls marketplace.

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

All of the ESTeem® models come with industry standard Ethernet communication ports and legacy serial ports to provide the broadest range of connections for both new and legacy hardware. The combined features such as AES 128 or AES 256 security encryption, self-healing repeaters, mesh networking, long range operation and outdoor weatherproof cases make the ESTeem® products unique in our market space.

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

RESEARCH AND DEVELOPMENT AND NEW PRODUCTS

Our products compete in an environment of rapidly changing technology which results in the necessity for continuous updates and enhancements. Research and development expenditures for new product development and improvements of existing products for 2023 and 2022 were $121,896 and $163,189 respectively. None of our research and development expenses were paid directly by any of our customers. We contract with third parties for software development and hardware design as needed. Development efforts during 2023 were focused primarily on software enhancements for the ESTeem® Horizon Series and the redesign of the Horizon900. Research and development expenditures will continue, in order to meet our customers’ evolving needs.

MARKETING, CUSTOMERS AND SUPPORT

The majority of our products sold during 2023 were through the reselling efforts of non-exclusive, non-stocking distributors and resellers, and the remainder our sales were direct to end-users. Orders are generally placed on an “as needed basis”. Shipping of products is usually completed 1 to 15 working days after receipt of a customer order, with the exception of ongoing scheduled projects and custom designed equipment for specific applications. Our sales order backlog at year end was $55,636.

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

COMPETITION

All of our markets are highly competitive as there are approximately twenty major automation hardware manufacturers worldwide. Listed below are major competitors in the markets in which we compete:

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

Approximately 45% of the Company’s inventory at December 31, 2023, consisted of parts having lead times ranging from 12 to 30 weeks. Some parts are maintained at high levels to assure availability to meet production requirements, thus, accounting for a significant portion of the Company’s inventory value. Based on past experience with component availability, distributor relationships, and inventory levels, we do not foresee shortages of materials. However, developments in the electronic component marketplace, which are also used in cellular phones, personal technology devices and other technology devices, have the potential of creating negative availability and delivery issues for components used by us. Although we have been able to procure parts on a timely basis as of the date of this report, however procurement cannot be guaranteed in the future. If shortages were to occur, material interruption of production and product delivery to customers would result.

The Company contracts with multiple companies for manufacturing of sub-assemblies and some engineering assistance services as needed. By contracting with these companies, the Company is able to avoid staff fluctuations associated with operating its own manufacturing and reduced capital investments in specialized manufacturing equipment. We review the costs for the services provided by these companies and regularly submit Requests for Quotes (RFQ) to multiple suppliers of these operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Financial Statements”.

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

EMPLOYEES

As of December 31, 2023, we employ 8 persons on a full-time basis (5 in sales/marketing, 2 in engineering/manufacturing, and 1 in finance and administration). The Company’s operations are dependent upon key members of its engineering and management personnel, which, if lost to the Company, could have a material adverse effect on our business.

Item 1A. Risk Factors.

Our Common Stock value and our business, results of operations, cash flows and financial condition are subject to various risks, including, but not limited to those set forth below. If any of the following risks actually occurs, our Common Stock, business, results of operations, cash flows and financial condition could be materially adversely affected. These risk factors should be carefully considered together with the other information in this Annual Report on Form 10-K, including the risks and uncertainties described under the heading “Forward-Looking Statements.” This list is not exhaustive of the factors that may affect the Company’s forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of Business” and “Management’s Discussion and Analysis” of this Annual Report. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline, and you may lose all or part of the money you paid to buy our Common Stock. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company employs several strategies for assessing, identifying, and managing material risks from cybersecurity threats. Components of this strategy include the use of industry standard traffic monitoring tools, training users to detect, report, and prevent unusual behavior.

We employ continuous monitoring mechanisms to detect and respond to cybersecurity threats promptly. Regular reports are generated as needed for management and the board, providing insights into our cybersecurity posture, incidents, and remediation efforts. We conduct regular assessments and testing to ensure the effectiveness of these controls, especially those related to the protection of financial information. The implementation and management of these processes are integrated with the Company’s overall operational risk management processes that seeks to limit our exposure to unnecessary risks across our operations.

Our cybersecurity program is overseen by the Chief Financial Officer (CFO), who reports directly to the Chief Executive Officer (CEO) and updates the Board of Directors (BOD) on cyber security matters.

Our employees receive regular training on cybersecurity best practices, emphasizing the protection of financial information. We foster a culture of cybersecurity awareness and responsibility throughout the organization.

We maintain a comprehensive incident response plan that outlines the steps to be taken in the event of a cybersecurity incident. This plan includes procedures for promptly reporting material incidents to the SEC, as required, and for communicating with affected stakeholders. Upon discovery of a cybersecurity incident, the identifying party immediately notifies the Company's CFO. The CFO activates the incident response plan to include the following:

•	Gather preliminary information about the cybersecurity incident.
•	CFO notifies the CEO and the Board of Directors of the cybersecurity threat.
•	The CFO allocates resources for disclosure if determined to be a material cybersecurity event.
•	The CFO consults with cybersecurity consultants and other involved parties to identify the undesirable effects of the cybersecurity incident.
•	The CFO develops a recommendation for determination of materiality.
•	If disclosure is required, the material incident disclosure plan is executed by the CFO.

Item 2. Properties.

We do not own any real property, plants, mines, or any other materially important physical properties. The Company’s administrative offices, inventory and laboratories are located in leased facilities at 415 N. Roosevelt Street, STE B1, Kennewick, Washington. The Company leases approximately 5,270 square feet of office and laboratory space by a lease agreement with the Port of Kennewick in Kennewick, Washington. As of December 31, 2023, the total monthly lease cost, including tax, is $3,925. The lease initially covered a period of two years, expiring September 2024.

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

Item 3. Legal Proceedings.

EST is not a party to any material legal proceedings, and, to management’s knowledge, no such proceedings are threatened or contemplated.

Item 4. Mine Safety Disclosure.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The closing price for our Common Stock (ELST) on the OTCQB was $0.28 on February 27 2024.

There were 329 holders of record of our Common Stock as of February 6, 2024.

Our stock transfer agent is EQ Shareowner Services, 320 Cherry Creek Drive South, Suite 435, Denver CO 80209.

The Company does not maintain any form of Equity Compensation Plan.

Item 6. [Reserved]

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

FISCAL YEAR 2023 vs. FISCAL YEAR 2022

GROSS REVENUES: Total revenues for the fiscal year 2023 were $1,544 821 reflecting a decrease of 19.1% from $1,910,061 in gross revenues for fiscal year 2022. During the year ended December 31, 2023, one customer’s sales accounted for more than 10% of the total sales revenues. The decrease in total revenues is the result of decreased product sales during 2023. Domestic Sales for the fiscal year were $1,488,685 compared to $1,697,261 in 2022. Sales to Foreign Customers for the fiscal year were $56,137 compared to $212,800 in 2022. Product sales decreased to $1,517,921 in 2023, as compared to 2022 sales of $1,881,661, reflecting a decrease of 19.3%.

Interest revenues during 2023 increased to $23,151 from 2022 level of $5,217 due to the increased interest rates for the certificates of deposit held by the Company held during 2023. Other income was $0 for the current year compared to $63,000 in 2022 for the employee retention tax credit.

As of December 31, 2023, the Company had sales backlog of $55,636. The Company’s customers generally place orders on an “as needed basis”. Shipment of the Company’s products is generally completed within 1 to 15 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment for specific customer applications.

COST OF SALES: Cost of Sales, as a percentage of net sales, was 48.5% and 46.1% respectively, for 2023 and 2022. Cost of Sales variances are the result of differences in the product mix sold and occurrences of obsolete inventory expense, as well as differences in the price discounting structure for the mix of products sold during the period.

INVENTORY: The Company’s year-end inventory values for 2023 and 2022 were as follows:

	2023	2022
Parts	$118,472	$172,190
Work in progress	313,597	336,298
Finished goods	290,388	216,990
TOTAL	$722,457	$725,478

The Company’s objective is to maintain inventory levels as low as possible to provide maximum cash liquidity, while at the same time meet production and delivery requirements. Inventory levels were increased during the year due to concerns with regards to supply chain issues with long-lead time items.

OPERATING EXPENSES: Operating expenses increased to $979,648 in 2023 from 2022 levels of $950,338. Significant changes in expenses are comprised of the following components: increases in salaries and benefits $30,236, travel $13,116, and professional services $10,827, offset by decrease in services purchased ($45,875).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s revenues and expenses resulted in a net loss of $160,783 for 2023, a decrease from net income of $146,531 for 2022. At December 31, 2023, the Company’s working capital was $1,578,705 compared with $1,747,472 at December 31, 2022. The Company’s operations rely solely on the income generated from sales. The Company’s major capital resource requirements are payment of employee salaries and benefits and maintaining inventory levels adequate for production. Extended availability for components critical for production of the Company’s products, ranging from 12 to 52 weeks, require the Company to maintain high inventory levels. It is management’s opinion that the Company’s working capital as of December 31, 2023, is adequate for expected resource requirements for the next twelve months. During the twelve-month period ending December 31, 2023, the Company had negative cash flow of ($264,866).

The Company’s current asset to current liability ratio at December 31, 2023, was 16.2:1 compared to 8.6:1 at December 31, 2022. The increase in current asset ratio is the result of the Company having decreased accounts payable for year-end 2023 when compared with year-end 2022. The Company’s liquid resources at December 31, 2023, including cash and cash equivalent and certificates of deposits, were $886,252, compared to $1,002,817 at December 31, 2022. The net loss in 2023 resulted in a decrease of liquid resources. . The Company’s accounts receivable at December 31, 2023, was $52,592, compared to $141,394 at December 31, 2022. Management believes that all Company accounts receivable as of December 31, 2023, are collectible and does not have a reserve for uncollectable accounts.

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

Inventories at December 31, 2023, were $722,457, reflecting a slight decrease from December 31, 2022, balance of $725,478.

We had capital expenditures of $19,768 during 2023, $18,245 of this amount was used to develop an eCommerce website. The Company intends on investing in additional capital equipment as deemed necessary to support development and manufacture of current and future products.

As of December 31, 2023, our current liabilities decreased to $103,780 from $228,652 at December 31, 2022. The decrease in current liabilities was impacted by an decrease in accounts payable to $37,355 from $138,996.

We had no off-balance sheet arrangements for the year ended December 31, 2023.

Inflation had minimal adverse effect on the Company’s operations during 2023. Minimal adverse effect is anticipated during 2024.

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

Smaller reporting companies are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
DBA ESTEEM WIRELESS MODEMS

FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Electronic Systems Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Electronic Systems Technology, Inc. (“the Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Supplemental Information

The supplemental schedule of operating expenses for the years ended December 31, 2023 and 2022 (“the supplemental information”) has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ Assure CPA, LLC.

We have served as the Company’s auditor since 2012.

Spokane, Washington

Firm ID is 444

March 8, 2024

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS BALANCE SHEETS DECEMBER 31, 2023 AND 2022

	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$486,252	$751,118
Certificates of deposit	400,000	251,699
Accounts receivable - net	52,592	141,394
Inventories - net	722,457	725,478
Prepaid expenses	19,278	42,627
Employee retention tax credit receivable (Note 10)	—	63,000
Accrued interest receivable	1,906	808

Total Current Assets	1,682,485	1,976,124

PROPERTY AND EQUIPMENT – NET	18,255	914

Right of use – asset, net of amortization (NOTE 8)	30,298	69,419

TOTAL ASSETS	$1,731,038	$2,046,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$37,355	$138,996
Accrued wages	4,188	24,777
Operating lease liability – current (NOTE 8)	30,773	39,120
Accrued vacation payable	21,243	16,846
Other accrued liabilities	10,221	8,913

Total Current Liabilities	103,780	228,652

Operating lease liability (NOTE 8)	—	30,457

TOTAL LIABILITIES	103,780	259,109

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value 50,000,000 shares authorized, 4,946,502 and 4,946,502 shares issued and outstanding, respectively	4,947	4,947
Additional paid-in capital	933,105	932,412
Retained earnings	689,206	849,989
TOTAL STOCKHOLDERS’ EQUITY	1,627,258	1,787,348
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,731,038	$2,046,457

See accompanying notes to the financial statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

SALES – NET	$1,544,821	$1,910,061

COST OF SALES	749,107	881,409

GROSS PROFIT	795,714	1,028,652

OPERATING EXPENSES	979,648	950,338

OPERATING INCOME/(LOSS)	(183,934)	78,314

OTHER INCOME:
Interest income	23,151	5,217
Gain on Employee Retention Credit (Note 10)	—	63,000
TOTAL OTHER INCOME	23,151	68,217

NET INCOME/(LOSS) BEFORE INCOME TAXES	(160,783)	146,531

INCOME TAX PROVISION (BENEFIT)	—	—

NET INCOME/(LOSS) AFTER INCOME TAXES	$(160,783)	$146,531

NET INCOME/(LOSS) PER SHARE, BASIC AND DILUTED	$(0.03)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	4,946,502	4,946,502

See accompanying notes to the financial statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE AT DECEMBER 31, 2021	4,946,502	$4,947	$931,412	$703,458	$1,640,817

Net income	—	—	—	146,531	146,531

BALANCE AT DECEMBER 31, 2022	4,946,502	$4,947	$932,412	$849,989	$1,787,348

Net loss	—	—	—	(160,783)	(160,783)

Share based compensation	—	—	693	—	693

BALANCE AT DECEMBER 31, 2023	4,946,502	$4,947	$933,105	$689,206	$1,627,258

See accompanying notes to the financial statements.

17

``

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(160,783)	$146,531
Noncash expenses included in net income:
Depreciation and amortization	2,427	444
Share based compensation	693	—
Changes in operating assets and liabilities:
Accounts receivable	88,802	24,909
Inventories - net	3,021	(223,645)
Prepaid expenses	23,349	(18,241)
Employee retention tax credit receivable	63,000	—
Accrued interest receivable	(1,098)	(773)
Accounts payable	(101,641)	67,351
Other accrued liabilities and wages	(14,567)	21,581
Net Cash used by Operating Activities	(96,797)	(44,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposits purchased	(1,550,000)	(1,002,283)
Certificates of deposits redeemed	1,401,699	1,150,584
Purchase of equipment	(19,768)	—
Net Cash provided (used) by Investing Activities	(168,069)	148,301

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on CARES Act loan payable (round 1)	—	(7,956)
Net Cash used by Financing Activities	—	(7,956)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(264,866)	95,502

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	751,118	655,616

CASH AND CASH EQUIVALENTS AT END OF YEAR	$486,252	$751,118

Noncash investing and financing activities:
Recognition of operating lease liability and right of use asset	$—	$78,757

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

Financial Instruments

The Company’s financial instruments are cash, cash equivalents, and certificates of deposit. The recorded values of cash, and certificates of deposit approximate their fair values based on their short-term nature.

Cash and Cash Equivalents

Cash and cash equivalents are cash purchased with original maturities of three months or less.

Allowance for Uncollectible Accounts

The Company uses the allowance method to account for estimated uncollectible accounts receivable. Accounts receivable are presented net of an allowance for doubtful accounts. As of December 31, 2023 and 2022, the Company’s estimate of doubtful accounts was zero . The Company’s policy for writing off past due accounts receivable is based on the time past due and responses received from the subject customer.

Inventories

Inventories are stated at lower of direct cost or market. Cost is determined on an average cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value and consideration is given to obsolescence.

Property and Equipment

Property and equipment are carried at cost. Major betterments are capitalized and de minimis purchases are expensed. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful life of property and equipment for purposes of computing depreciation is three to seven years. When the Company sells or otherwise disposes of property and equipment, a gain or loss is recorded in the statement of operations. The cost of improvements that extend the life of property and equipment is capitalized. The Company periodically reviews its long-lived assets for impairment and, upon indication that the carrying value of such assets may not be recoverable, recognizes an impairment loss by a charge against current operations.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Certificates of Deposit

Certificates of deposit with original maturities ranging from one month to twelve months were $400,000 and $251,699 at December 31, 2023 and 2022, respectively.

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

Research and Development

Research and development costs are recognized as operating expenses when incurred. Research and development expenditures for new product development and improvements of existing products by the Company for 2023 and 2022 were $121,896 and $163,189, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are recognized as operating expenses when incurred. Advertising costs for the years ended December 31, 2023 and 2022 were $10,038 and $8,895, respectively.

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

Potentially dilutive common stock equivalents consist of 225,000 and 180,000 stock options outstanding as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the potentially dilutive stock options were not included in the calculation of the diluted weighted average number of shares outstanding or diluted EPS as their effect would have been anti-dilutive.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Share-Based Compensation

Share-based payments to employees, including grants of employee stock options, are measured at fair value and expensed in the statement of operations over the vesting period. In addition to the recognition of expense in the financial statements, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than an adjustment of operating activity in the statement of cash flows. The fair value of stock options is determined using a Black-Scholes valuation model. Option pricing models require the input of subjective assumptions including the length of time employees will retain their vested stock options before exercising them, expected share price volatility, and interest rate. Changes in the input assumptions can materially affect the fair value estimate and the Company's net loss.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2023 and 2022, the Company has no assets or liabilities subject to fair value measurements on a recurring basis.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our financial statements and disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our financial statements and disclosures.

Other accounting standards issued by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

2.	Inventories

Inventories consist of the following:

	2023	2022
Parts	$118,472	$172,190
Work in progress	313,597	336,298
Finished goods	290,388	216,990
	$722,457	$725,478

Included in the above amounts are reserves for obsolete inventories of $8,935 and $8,716 at December 31, 2023 and 2022, respectively.

3.	Property and Equipment

Property and equipment consist of the following at December 31, 2023 and 2022:

	2023	2022
Laboratory equipment	$554,740	$522,575
Software	18,245	35,028
Furniture and fixtures	15,262	16,344
Dies and molds	73,607	73,607
	661,854	647,554
Accumulated depreciation and amortization	(643,599)	(646,640)
	$18,255	$914

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

4.	Income Taxes

For the years ended December 31, 2023 and 2022, the Company did not have an income tax benefit nor provision because of continuing losses.

The components of net deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$314,500	$280,300
Accrued liabilities	4,300	3,500
Inventories	11,600	10,500
Other	1,100	1,200
Federal income tax credits	67,000	67,000
Total deferred tax assets	398,500	362,500
Less valuation allowance	(396,000)	(362,500)
	2,500	—
Deferred tax liabilities:
Property and equipment	(2,500)	—
Total deferred tax liabilities	(2,500)	—

Total deferred tax assets, net	$—	$—

Realization of the deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards and the income tax carryforwards. Management determined that it does not believe it is more likely than not that all of the net deferred tax assets will be realized. Therefore, a valuation allowance has been recorded for the full net deferred tax asset at December 31, 2023 and 2022.

At December 31, 2023, the Company had approximately $67,000 of research and development income tax credits available to reduce federal income taxes in future periods. The credits expire from 2036-2041. In addition, at December 31, 2023, the Company had approximately $1,498,000 of net operating loss carryforwards, $585,000 of which will expire between 2035 and 2038. The remaining balance of $913,000 will never expire but whose utilization is limited to 80% of taxable income in any future year.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory federal income tax rate of 21% were as follows:

	2023	2022
Amount computed using the statutory rate	$(33,800)	$30,800
Non-deductible (taxable) items, net	400	(12,900)
Change in estimates	(100)	200)
Change in valuation allowance	33,500	18,000
Provision (benefit) for federal income taxes	$—	$—

Should the Company have future accrued interest expense and penalties related to uncertain income tax positions, they will recognize those expenses in income tax expense.

The Company files federal income tax returns in the United States only. The Company is no longer subject to federal income tax examination by tax authorities for years before 2020. The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

5.	Profit Sharing Salary Deferral 401-K Plan

The Company sponsors a Profit-Sharing Plan and Salary Deferral 401-K Plan and Trust. All employees over the age of twenty-one are eligible. On January 1, 2006, the Company adopted a four percent salary matching provision. The Company contributed $20,675 and $20,886 to the plan for the years ended December 31, 2023 and 2022, respectively.

6.	Employee Bonus Program

The Board of Directors establishes sales and net income thresholds at the start of each year that are used in calculating the amount of bonuses that may be awarded. If these thresholds are not achieved, there will be no bonus issued. Bonus expenses of nil and $17,719 were recognized during the years ended December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, accrued wages on the balance sheet includes nil and $17,719, respectively, for accrued bonus payable.

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

In the years ended December 31, 2023 and 2022, the Company recognized $693 and nil respectively, in share-based compensation expense. No non-vested share-based compensation arrangements existed as of December 31, 2023 and 2022.

A summary of option activity follows:

	Number Outstanding	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2021	240,000	0.40	3.6
Canceled	(60,000)	0.40
Balance at December 31, 2022	180,000	$0.40	2.5
Granted	45,000	0.40
Balance at December 31, 2023	225,000	$0.40	1.7

Outstanding and Exercisable at December 31, 2023	225,000	$0.40	1.7

The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2023 was nil.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

8.	Leases

On September 19, 2022, the Company signed a new two-year lease for its facilities. The base lease is $3,373 and $3,478 per month for years one and two, respectively. There is a leasehold tax applied to the base lease at 12.84%. The Company has the right to terminate the lease with 90 days’ notice. There is no renewal clause contained in the current lease. Upon signing the lease, the Company recognized a lease liability and a right of use asset of $78,757 based on the two-year payment stream discounted using an estimated incremental borrowing rate of 4.125%. At December 31, 2023, the remaining lease term is nine months.

Prior to the new lease in September 19, 2022, the Company’s lease for its facilities was for $3,806 per month.

As of December 31, 2023, total future lease payments are as follows:

For the 12 months ended
December 31, 2024	31,304
Less imputed interest	(531)
Net lease liability	30,773

For the years ended December 31, 2023 and 2022, costs relating to the operating lease were recognized in the statement of operations as follows:

	2023			2022
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$23,002	$18,104	$41,106	$23,002	$18,104	$41,106
Variable lease costs	2,931	2,306	5,237	2,976	2,342	5,319
Total lease costs	$25,933	$20,410	$46,343	$25,978	$20,446	$46,425

9.	Revenue

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

	For the years ending December 31,
	2023			2022
	Domestic Sales	Foreign Sales	Total Sales	Domestic Sales	Foreign Sales	Total Sales
Product Sales	1,461,785	56,136	1,517,921	1,668,861	212,800	1,881,661
Site Support Sales	26,900	—	26,900	28,400	—	28,400
Total Sales	1,488,685	56,136	1,544,821	1,697,261	212,800	1,910,061

For the year ended December 31, 2023 and 2022, sales to customers that are more than 10% of total revenue are as follows:

	2023 Sales	2023 % age of Total Sales	2022 Sales	2022 % age of Total Sales
Domestic customer A	$307,048	19.9%	$397,671	20.8%
Domestic customer B	$—	—	201,459	10.5%

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

Revenue continued

As of December 31, 2023 and 2022, accounts receivable from customers that are more than 10% of the total accounts receivable balance are as follows:

	Accounts Receivable Balance	% age of Total Accounts Receivable	Accounts Receivable Balance	% age of Total Accounts Receivable
Domestic customer A	$14,087	26.8%	$95,724	67.7%
Domestic customer B	10,806	20.5	16,037	11.3
Domestic customer C	6,478	12.3	—	—
Domestic customer D	5,956	11.3	—	—
Domestic customer E	5,265	10.0	—	—

As of December 31, 2023 and 2022, the Company had a sales order backlog of $55,636 and $49,173, respectively.

10.	Employee Retention Credit

 The Company received $63,000 in 2023 that was a receivable at December 31, 2022, for the retention tax credit. The Company recognized the $63,000 as income for the year ended December 31, 2022.

Supplemental Information

ELECTRONIC SYSTEMS TECHNOLOGY, INC. DBA ESTEEM WIRELESS MODEMS

SUPPLEMENTAL SCHEDULE OF OPERATING EXPENSES FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

Advertising	$10,038	$8,895
Dues and subscriptions	3,772	3,547
Depreciation and amortization	2,427	444
Insurance	14,632	13,485
Materials and supplies	9,341	10,370
Office and administration	7,008	4,890
Printing	2,306	2,658
Professional services	101,923	91,096
Services purchased in lieu of payroll	—	45,875
Rent and utilities	52,085	50,308
Repair and maintenance	423	4,259
Salaries and benefits	715,863	696,665
Taxes, licenses & health insurance	203,124	194,839
Telephone	4,778	5,372
Warranty expense	2,353	2,897
Trade shows	15,505	12,199
Travel expenses	29,100	15,984

	1,174,678	1,163,783

Expenses allocated to cost of sales	(195,030)	(213,445)

Total Operating Expenses	$979,648	$950,338

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

Under the supervision and with the participation of our Management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2023.

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

As of December 31, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and concluded that we have maintained effective internal control over financial reporting at December 31, 2023, based on the COSO criteria.

There have been no changes in the company’s internal control over financial reporting during the most recently completed quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS:

The following table sets forth the names and ages of all Directors of the Company as of December 31, 2023, as well as the term in office and principal occupation of each Director.

Name of Director	Term in Office	Age	Principal Occupation
Daniel Tolley	06/02/23 – 06/02/26	55	President of Electronic Systems Technology
Vern Kornelsen	06/02/23 – 06/02/26	91	General Partner of EDCO
Thomas Schaefer	06/01/21– 06/01/24	63	Vice President of Online Development Inc.
Donald Siecke	06/01/21 – 06/01/24	83	President of Kelmore Development Corp.
Michael W. Eller	06/03/22 - 06/03/25	63	Principle Accounting Officer of Electronic Systems Technology, Inc.

Management believes that there are no agreements or understanding between the Directors and suppliers or contractors of the Company.

Audit Committee

The Audit Committee of the Board of Directors as of December 31, 2023, is comprised of Don Siecke (Chairman) and Tom Schaefer. The Audit Committee met on one occasion in 2023. The Board of Directors has determined that Mr. Siecke is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Board’s conclusions regarding the qualifications of Mr. Siecke as an audit committee financial expert were based on his experience as a certified public accountant and his degree in accounting.

The Board has also adopted a charter for the Audit Committee. The charter for the audit committee is available on our website at www.esteem.com . The audit committee charter is also available in print to any shareholder who requests it.

Compensation Committee

There is no Compensation Committee of the Board of Directors. The Board of Directors did establish an Employee/Director Stock Option Committee consisting of all Directors. The committee existed for the sole purpose of recommending the recipients and amounts of the Company awarded stock options during 2023. There is no charter for the Employee/Director Stock Option Committee.

Code of Ethics

On September 22, 2020, the Company’s Board of Directors adopted a Code of Ethics for the Company. The Codes of Ethics, and any subsequent amendments thereto, (other than technical, administrative, or non-substantive amendments), and any waivers of a provision of the Code of Ethics for Directors or executive officers, are available on our website at www.esteem.com.

IDENTIFICATION OF EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company as of December 31, 2023; all positions by such persons; term of office and the period during which he has served as such; and any arrangement or understanding between him and any other person(s) pursuant to which he was elected as an officer:

Name of Officer	Age	Position	Term of Office	Period of Service
Daniel Tolley	55	President and CEO	Employed at will	3/3/2003-Present
Michael Eller	63	CFO/Principal Accounting Officer	Employed at will	9/7/12- Present

The following is a brief description of the business experience during the last five years of each Director and/or executive officer of the Company.

DANIEL M. TOLLEY. Mr. Tolley has been employed by the Company for more than 20 years. Mr. Tolley’s duties and responsibilities have increased over that time. Most recently he was the Director of Business Development.

VERN D. KORNELSEN. Mr. Kornelsen is the General Partner of EDCO Partners LLLP. Mr. Kornelsen formerly practiced as a certified public accountant in Denver, CO for many years and is a financial consultant to several early stage companies.  He was a Director of Valleylab for 10 years and led an investor group that provided a portion of its initial funding.  Mr. Kornelsen has been a Director and participated in the capitalizing of a number of early-stage companies, and is currently a Director and audit-committee member of a publicly-held company, Encision Inc. of Boulder, CO.  He is also the Chairman, Secretary, Director, and CFO of Lifeloc Technologies, Inc., a publicly-held company located in Wheat Ridge, CO.

THOMAS J. SCHAEFER: Mr. Schaefer is Vice President of Online Development Inc. a division of Softing AG based in Munich, Germany. He is responsible for business development activities and the integration of new business acquisitions. Prior to his current position Tom was President of Phoenix Digital Corporation a privately held company based in Scottsdale, AZ that provides redundant mission critical networking technology for industrial automation systems. Mr. Schaefer also spent 30 years at Rockwell Automation. His last assignment, at Rockwell, was the Global Industry Manager for Rockwell’s Water Industry focus. During Mr. Schaefer’s tenure at Rockwell, he held various positions that included P&L responsibility for the Service business unit, Sales and Marketing for Software/MES, and Sales and Application responsibility for the Drive Systems/Power Products group.

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

Family Relationships

None.

Section 16(A) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2023, to the knowledge of Management, there was no Director, officer, or beneficial owner of more than 10% any class of equity securities of the registrant who failed to file on a timely basis the required disclosure form as required by Section 16(a) of the Securities and Exchange Act of 1934.

Indemnification

The Company’s Bylaws address indemnification of Directors and Officers. Washington Law provides that Washington corporations may include within their Articles of Incorporation provisions eliminating or limiting the personal liability of their Directors and officers in shareholder actions brought to obtain damages for alleged breaches of fiduciary duties, as long as the alleged acts or omissions did not involve intentional misconduct, fraud, a knowing violation of law or payment of dividends in violation of the Washington statutes. Washington law also allows Washington corporations to include in their Articles of Incorporation or Bylaws provisions to the effect that expenses of officers and Directors incurred in defending a civil or criminal action must be paid by the corporation as they are incurred, subject to an undertaking on behalf of the officer or Director that he or she will repay such expenses if it is ultimately determined by a court of competent jurisdiction that such officer or Director is not entitled to be indemnified by the corporation because such officer or Director did not act in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation. The Company’s Articles of Incorporation provide that a Director or officer is not personally liable to the Company or its shareholders for damages for any breach of fiduciary duty as a Director or officer, except for liability for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of distribution in violation of Washington Business Corporation Act.

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

Item 11. Executive Compensation.

The Company’s principal executive officer is Daniel M. Tolley, and principal accounting officer is Michael W. Eller.

Information concerning the compensation of the Company’s principal executive officer and principal accounting officer, as well as any other compensated employees of the Registrant’s whose total compensation exceeded $100,000 during 2023 and 2022 is provided in the following Summary Compensation Table (collectively, the “Named Executive Officers” or “NEOs”):

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) I	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3) (i)	Total ($) (j)
Daniel Tolley President CEO	2023	$140,500	-	-	308	-	-	$18,535	$159,343
	2022	$117,851	$4,430	-	-	-	-	$17,186	$139,467
Michael W. Eller CFO/Principal Accounting Officer	2023	$71,100	-	-	-	-	-	$23,861	$94,961
	2022	$99,650	$4,405	-	-	-	-	$18,827	$122,882

(1)	Includes amounts paid under the Non-qualified Employee Profit Sharing Bonus.

(2)	Amount represents the dollar amount recognized for financial statement reporting purposes.

(3)	All Other Compensation consists of Group Health Insurance, Accrued Vacation Pay and Company paid 401(k) matching amounts.

The information specified concerning the stock options of the named executive officers during the fiscal years ended December 31, 2023 and 2022, is provided in the following Option/SAR Grants in the Last Fiscal Year Table:

OPTION/SAR GRANTS IN 2023
Individual Grants (5)
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted # (5)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or base price ($/Share)	Expiration Date
Daniel Tolley	20,000	44%	$0.40	6/9/28
Michael W. Eller	-0-	0%	$0.00	n/a

(5)	This table does not include Stock Options granted previously.

The information specified concerning the stock options of the named executive officers during the fiscal year ended December 31, 2023, is provided in the following Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values Table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Daniel Tolley	30,000 20,000	0	0	$0.40	3/13/25 6/9/28	0	0	0	0
Michael W. Eller	40,000	0	0	$0.40	3/13/25	0	0	0	0

The Company does not currently have a Long-Term Incentive Plan (“LTIP”).

Compensation to outside Directors is limited to reimbursement of out-of-pocket expenses that are incurred in connection with the Directors’ duties associated with the Company’s business. The Board of Directors approved a stipend for members that are not employed by the Company in the amount of $375 per quarter of service on the Board of Directors. There is currently no other compensation arrangements for the Company’s Directors. (See “Security Ownership of Certain Beneficial Owners and Management” for Stock Options granted in previous years.) The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2023 is provided in the following Director Compensation Table:

DIRECTOR COMPENSATION
Name (1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Vern Kornelsen	$1,500	$0	$0	$0	$0	$0	$1,500
Thomas Schaefer	$1,500	$0	$0	$0	$0	$0	$1,500
Donald Siecke	$1,500	$0	$0	$0	$0	$0	$1,500
Michael W. Eller	$0	$0	$0	$0	$0	$0	$0
Daniel M. Tolley	$0	$0	$0	$0	$0	$0	$0

(1)	Compensation information for Dan Tolley, President and CEO and Michael Eller, CFO and Principal Accounting Officer is contained in the Executive Compensation Summary Compensation Table.

(2)	Amount represents the Director Stipend paid in 2023.

(3)	Amount represents the dollar amount recognized for financial statement reporting purposes. Assumptions made in the valuation of stock option awards are disclosed in Note 7 of the Notes to the Financial Statements in this Form 10-K.

(4)	Amounts represent reimbursement of out-of-pocket expenses related to Directors’ duties associated with the Company’s business (ie. travel expenses for attending Company Director’s Meetings).

The Company currently does not hold any Employment Contracts or Change of Control Arrangements with any parties.

Option Exercises

During our fiscal year ended December 31, 2023, there were no options exercised by our executive officer or Directors.

Summary of Executive Employment Agreements

There are no executive employment agreements with any officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of December 31, 2023, the amount and percentage of the Common Stock of the Company, which according to information supplied by the Company, is beneficially owned by each person who, to the best knowledge of the Company, is the beneficial owner (as defined below) of more than five (5%) of the outstanding Common Stock.

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

Name/Address of Beneficial Owner (1)	Title of Class	Amount & Nature of Beneficial Ownership	Percent of Class
Daniel Tolley (Officer)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	52,200(3)	1.1%
Vern Kornelsen (Director)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	1,797,700	36.3%
Thomas Schaefer (Director)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	—	—
Donald Siecke (Director)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	— (2)	—
Michael W. Eller (Officer)/415 N. Roosevelt St., STE B1 Kennewick, WA	Common	40,000 (1)	0.8%
All Officers and Directors as a group	Common	1,889,900	38.2%

(1)	Includes 40,000 stock options issued 3/15/2020.

(2)	Mr. Siecke does not own any shares directly. However, EDCO Partners LLLC, of which Mr. Siecke is a limited partner, holds 498,916 shares on his behalf.

(3)	Includes 30,000 stock options issued 3/15/2020 and 20,000 stock options issued 6/9/23.

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

Recipients of Stock Options currently unexpired as of December 31, 2023, were as follows:

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 3-15-2020
Alan B. Cook	25,000	0.40
Neil Helfeldt	25,000	0.40
Eric P. Marske	30,000	0.40
Dan Tolley	30,000	0.40
Michael Eller	40,000	0.40
Total	150,000	0.40

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 9-1-2021
Peri M. Olson	30,000	0.40
Total	30,000	0.40

 `

Name	Option Shares	Exercise Price Per Share ($)
Grant Date: 6-9-2023
Dan Tolley	20,000	0.40
Jay Chambers	25,000	0.40
Total	45,000	0.40

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

None.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

The following table presents fees billed to us during December 31, 2023 and 2022, for professional services provided by Assure CPA.

Year Ended	December 31, 2023	December 31, 2022
Audit fees (1)	$41,100	$43,100
Audit-related fees (2)	—	—
Tax fees (3)	7,398	3,000
All other fees (4)	549	—
Total Fees	$49,047	$46,100

(1)	Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s financial statements and reviews of our quarterly financial statements.

(2)	Audit-related fees consist of assurance and related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax fees consist of the aggregate fees billed for professional services for tax compliance, tax advice, and tax planning. These services include preparation of federal income tax returns.

(4)	All other fees consist of fees billed for products and services other than the services reported above.

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

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation filed as Exhibit 2.1 to Form S-18, Registration Statement No. 2-92949-S, filed November 5, 1984 **
3.2	Amended Articles of Incorporation of the Registrant, filed as Exhibit (c) to Form 8-K, filed March 15, 1985 **
3.3	Bylaws filed as Exhibit 2.1 to Form S-18, Registration Statement No. 2-92949-S, filed November 5, 1984 **
3.4	Amendments to Bylaws filed as Exhibit (c) to Form 8-K, filed March 15, 1985 **
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

Date: March 8, 2024

By:	/s/ Michael W. Eller
Michael W. Eller, President
(Principal Accounting Officer)

Date: March 8, 2024

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VERN KORNELSEN	Director	March 8, 2024
Vern D. Kornelsen

/s/ THOMAS SCHAEFER	Director	March 8, 2024
Thomas Schaefer

/s/ DONALD SIECKE	Director	March 8, 2024
Don Siecke

