Form 10-Q
period 2024-03-31
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2024-04-22
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April, 18 2024, the number of the Company's shares of common stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$435,181	$486,252
Certificates of deposit	400,000	400,000
Accounts receivable, net	111,866	52,592
Inventories	629,606	722,457
Prepaid expenses	17,354	19,278
Accrued interest receivable	1,331	1,906
Total current assets	1,595,338	1,682,485

Property and equipment, net of depreciation	17,249	18,225

Right to use – Lease, net of amortization	20,620	30,298

Total assets	$1,633,207	$1,731,038

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$30,778	$37,355
Accrued wages	5,655	4,188
Operating lease liability, current portion	20,937	30,773
Accrued vacation pay	27,004	21,243
Other accrued liabilities	7,149	10,221
Total liabilities	91,523	103,780

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding respectively	4,947	4,947
Additional paid-in capital	933,105	933,105
Retained earnings	603,632	689,206
Total stockholders' equity	1,541,684	1,627,258
Total liabilities and stockholders' equity	$1,633,207	$1,731,038

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023

SALES - NET	$356,061	$305,089
COST OF SALES	(160,715)	(139,560)
GROSS PROFIT	195,346	165,529

OPERATING EXPENSES
General and administrative	88,778	84,765
Research and development	28,947	28,663
Marketing and sales	168,665	148,227
Total operating expenses	286,390	261,655
OPERATING LOSS	(91,044)	(96,126)

OTHER INCOME
Interest income	5,470	4,002
Total other income	5,470	4,002

NET LOSS BEFORE INCOME TAX	(85,574)	(92,124)
Benefit (provision) for income tax	—	—
NET LOSS	$(85,574)	$(92,124)

Earnings (loss) per share – basic and diluted	$(0.02)	$(0.02

Weighted average shares – basic and diluted	4,946,502	4,946,502

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(85,574)	$(92,124)

Noncash items included in net loss:
Depreciation	93	38
Amortization	913	—
Changes in operating assets and liabilities:
Accounts receivable, net	(59,274)	33,624
Inventories	92,851	(3,830
Accrued interest receivable	575	126
Prepaid expenses	1,924	5,731
Accounts payable	(6,577)	(74,912)
Other accrued liabilities, accrued wages and accrued vacation pay	3,998	(18,354)
NET CASH USED IN OPERATING ACTIVITIES	(51,071)	(149,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Certificates of deposit redeemed	300,000	300,000
Certificates of deposit purchases	(300,000)	(300,000
Purchase of equipment	—	(9,000)
NET CASH USED FROM INVESTING ACTIVITIES	—	(9,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,071)	(158,701)
Cash and cash equivalents at beginning of period	486,252	751,118
Cash and cash equivalents at end of period	$435,181	$592,417

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

DBA ESTEEM WIRELESS MODEMS

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balances, January 1, 2023	4,946,502	$4,947	$932,412	$849,989	$1,787,348

Net income (loss)	—	—	—	(92,124)	(92,124)

BALANCES AT March 31, 2023	4,946,502	$4,947	$932,412	$757,865	$1,695,224

Balances, January 1, 2024	4,946,502	$4,947	$933,105	$689,206	$1,627,258

Net income (loss)	—	—	—	(85,574)	(85,574)

BALANCES AT MARCH 31, 2024	4,946,502	$4,947	$933,105	$603,632	$1,541,684

See Notes to Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024, and its results of operations, cash flows, and changes in stockholders’ equity for the three months ended March 31, 2024 and 2023. The balance sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2024 the anticipated effective annual federal income tax rate will be 0%.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	March 31, 2024	December 31, 2023
Parts	$108,085	$118,472
Work in progress	227,871	313,597
Finished goods	293,650	290,388
Total inventory	$629,606	$722,457

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At March 31, 2024 and 2023, the Company had 225,000 and 180,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income. The stock options were not included in the calculation of diluted earnings per share for either period as they were anti-dilutive.

NOTE 4 - STOCK OPTIONS

The Company has outstanding stock options, which have been granted periodically to individual employees and directors. No shared based compensation was recognized during the three-month periods ended March 31, 2024 and 2023.

As of March 31, 2024 and December 31, 2023, there were 225,000 and 180,000 options outstanding respectively with a weighted average exercise price of $0.40 per share, a weighted average remaining life of 1.5 and no intrinsic value.

NOTE 5 – REVENUE

The Company’s product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products. During the three-month period ended March 31, 2024 and 2023, the Company’s revenue from products sales was $345,161 and $297,589, respectively. Revenue from site support and engineering services was $10,900 and $7,500 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies. Domestic sales for the three-month period ended March 31, 2024 and March 31, 2023 were $313,240 and $293,908, respectively. Sales to foreign customers for the three-month period ended March 31, 2024 and March 31, 2023 were $42,821 and $11,181, respectively.

For the three-month period ended March 31, 2024 and 2023, sales to individual customers representing more than 10% of total revenue were as follows:

	For the three-month period ended March 31,
	2024		2023
	Sales	%age of Total Sales	Sales	%age of Total Sales
Domestic customer A	$53,487	15%	$70,090	23%
Domestic customer B	43,419	12%	—	—
Domestic customer C	36,791	10%	—	—
Foreign customer D	36,376	10%	—	—

As of March 31, 2024 the amounts outstanding for these customer are listed below.

AR Balance At March 31, 2024
Domestic customer A	$3,586
Domestic customer B	19,501
Domestic customer C	31,741
Foreign customer D	—

As of March 31, 2024 and 2023, the Company had a sales order backlog of $10,346 and $162,396, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended March 31, 2024. The following statements may be forward looking in nature and actual results may differ materially.

A.       RESULTS OF OPERATIONS

REVENUES: Total revenues from sales increased to $356,061 for the first quarter of 2024 as compared to $305,089 in the first quarter of 2023, reflecting an increase of 16.7%. Management believes the increase in sales revenues is due to increased product demand from foreign customers and a reduction in the sales order backlog.

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

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the first quarter of 2024 and 2023 are as follows:

	2024	2023
Domestic Sales	88%	96%
Export Sales	12%	4%

BACKLOG:

As of March 31, 2024, the Company had a sales order backlog of $10,346. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the first quarters of 2024 and 2023 were 43.3 % and 44.3% of respective net sales and are calculated excluding site support expenses of $6,677 and $4,541 respectively. The cost of sales percentage decrease in the first quarter of 2024 is the result of the product mix sold during the same quarter of 2023.

OPERATING EXPENSES:

Operating expenses for the first quarter of 2024 increased $24,736 from the first quarter of 2023 levels. The following is a delineation of operating expenses:

	March 31, 2024	March 31, 2023	Increase (Decrease)
General and administrative	$88,778	$84,765	$4,013
Research and development	28,947	28,663	284
Marketing and sales	168,665	148,227	20,438
Total operating expenses	$286,390	$261,655	$24,735

General and administrative: For the first quarter of 2024, general and administrative expenses increased $4,013 to $88,778, due to increased payroll related expenses and purchased services when compared with the same quarter of 2023.

Research and development: Research and development expenses increased $284 to $28,947 during the first quarter of 2024 due to increased payroll expenses when compared with the same quarter of 2023.

Marketing and sales: During the first quarter of 2024, marketing and sales expenses increased $20,438 to $168,665 when compared with the same period of 2023, due to increased payroll, taxes, benefits, advertising, and trade shows during the first quarter of 2024.

INTEREST INCOME:

The Company earned $5,470 in interest income during the quarter ended March 31, 2024 compared to $4,002 during the same period in 2023. Sources of this income were money market accounts and certificates of deposit.

NET INCOME (LOSS):

The Company had a net loss of $85,574 for the first quarter of 2024 compared to a net loss of $92,124 for the same quarter of 2023. The decrease in net loss during 2024 is the result of increased sales and operating expenses.

B.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's current asset to current liabilities ratio at March 31, 2024 was 17.4:1 compared to 16.2:1 at December 31, 2023. The increase in current ratio is due to the decrease in accounts payable liability at March 31, 2024 as compared to December 31, 2023.

At March 31, 2024, the Company had cash and cash equivalents of $435,181 as compared to cash and cash equivalent of $486,252 at December 31, 2023, primarily reflecting a decrease in accounts payable and the decrease in net loss.

For the three-month period ended March 31, 2024, cash used by operating activities was $51,071 compared to $149,701 for the same period in 2023. This change was driven by a net loss of $85,574 during the three months ended March 31, 2024 compared to a net loss of $92,124 in the three months ended March 31, 2023 and the decrease in inventory of $92,851.

In management's opinion, the Company's cash and cash equivalents and other working capital at March 31, 2024 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2024.

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

Item 4. Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2024.

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

PART II—OTHER INFORMATION

Item 5. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed/Furnished Herewith

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH*	XBRL Taxonomy Extension Schema Document.				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X
104*	Cover Page Interactive Date File (embedded with the Inline XBRL document)				X

X	Filed herewith
XX	Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Daniel M. Tolley
Date: April 22, 2024	Name: Daniel M. Tolley
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: April 22, 2024	Name: Michael W. Eller
Title: President
(Principal Accounting Officer)

