Form 10-Q
period 2024-06-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2024-07-23
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 23, 2024, the number of the Company's shares of Common Stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$322,634	$486,252
Certificates of deposit	400,000	400,000
Accounts receivable, net	76,322	52,592
Inventories	748,344	722,457
Prepaid expenses	20,961	19,278
Accrued interest receivable	1,235	1,906
Total current assets	1,569,496	1,682,485

Property and equipment, net of depreciation	17,502	18,255

Right to use – Lease, net of amortization	10,363	30,298

Total assets	$1,597,361	$1,731,038

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$74,117	$37,355
Accrued wages	9,527	4,188
Operating lease liability, current portion	10,521	30,773
Accrued vacation pay	25,631	21,243
Other accrued liabilities	6,741	10,221
Total liabilities	126,537	103,780

Stockholders' equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding, respectively	4,947	4,947
Additional paid-in capital	933,105	933,105
Retained earnings	532,772	689,206
Total stockholders' equity	1,470,824	1,627,258
Total liabilities and stockholders' equity	$1,597,361	$1,731,038

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

SALES - NET	$333,569	$585,206	$689,630	$890,295
COST OF SALES	(155,809)	(268,636)	(316,524)	(408,196)
GROSS PROFIT	177,760	316,570	373,106	482,099

Operating Expenses
General and administrative	62,670	61,492	151,448	146,257
Research and development	35,080	28,021	64,027	56,684
Marketing and sales	156,462	173,368	325,127	321,595
TOTAL OPERATING EXPENSE	254,212	262,881	540,602	524,536

OPERATING INCOME (LOSS)	(76,452)	53,689	(167,496)	(42,437)

OTHER INCOME
Interest income	5,592	5,181	11,062	9,183
TOTAL OTHER INCOME	5,592	5,181	11,062	9,183

NET INCOME (LOSS) BEFORE INCOME TAX	(70,860)	58,870	(156,434)	(33,254)
Benefit (provision) for income tax	—	—	—	—
NET INCOME (LOSS)	$(70,860)	$58,870	$(156,434)	$(33,254)

Basic and diluted earnings per share	$(0.01)	$0.01	$(0.03)	$(0.01)

Basic and diluted weighted average shares used in computing income (loss) per share:	4,946,502	4,946,502	4,946,502	4,946,502

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(156,434)	$(33,254)

Noncash items included in net loss:
Depreciation and amortization	2,057	418
Stock based compensation	—	693
Changes in operating assets and liabilities:
Accounts receivable, net	(23,730)	(36,474)
Inventories	(25,887)	(115,095)
Accrued interest receivable	671	109
Prepaid expenses	(1,683)	22,901
Accounts payable	36,762	(45,207)
Other accrued liabilities	5,930	4,956
NET CASH USED IN OPERATING ACTIVITIES	(162,314)	(200,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,304)	(19,769)
Certificates of deposit redeemed	700,000	751,699
Certificates of deposit purchased	(700,000)	(900,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,304)	(168,070)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(163,618)	(369,023)
Cash and cash equivalents at beginning of period	486,252	751,118
Cash and cash equivalents at end of period	$322,634	$382,095

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
DBA ESTEEM WIRELESS MODEMS

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2023	4,946,502	$4,947	$932,412	849,989	$1,787,348

Net income (loss)	—	—	—	(92,124)	(92,124)

Balance at March 31, 2023	4,946,502	$4,947	$932,412	$757,865	$1,695,224

Net income (loss)	—	—	—	58,870	58,870

Stock based compensation	—	—	693	—	693

Balance at June 30, 2023	4,946,502	$4,947	$933,105	$816,735	$1,754,787

Balances, January 1, 2024	4,946,502	$4,947	$933,105	$689,206	$1,627,258

Net income (loss)	—	—	—	(85,574)	(85,574)

Balance at March 31, 2024	4,946,502	$4,947	$933,105	$603,632	$1,541,684

Net income (loss)	—	—	—	(70,860)	(70,860)

Balance at June 30, 2024	4,946,502	$4,947	$933,105	$532,772	$1,470,824

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2024, and its results of operations, cash flows, and changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023. The balance sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The results of operations for the three and six-month periods ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2024 the anticipated effective annual federal income tax rate will be 0%.

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

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	June 30, 2024	December 31, 2023
Parts	$102,952	$118,472
Work in progress	386,694	313,597
Finished goods	258,698	290,388
Total inventories	$748,344	$722,457

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into Common Stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At June 30, 2024 and 2023, the Company had 225,000 and 225,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income. The stock options were not included in the calculation of diluted earnings per share for either period as they were anti-dilutive.

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

As of June 30, 2024, there were 225,000 options outstanding with a weighted average exercise price of $0.40 per share, a weighted average remaining life of 1.3 years and had intrinsic value of $11,250.

NOTE 5 – REVENUE

The Company product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products. During the three-month periods ended June 30, 2024 and 2023, the Company’s revenue from products sales was $326,469 and $575,306, respectively. Revenue from site support and engineering services was $7,100 and $9,900 respectively, over the same periods.

During the six-month periods ended June 30, 2024 and 2023, the Company’s revenue from products sales was $671,630 and $872,895, respectively. Revenue from site support and engineering services was $18,000 and $17,400 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies. Domestic sales for the three-month period ended June 30, 2024 and June 30, 2023 were $269,355 and $575,683, respectively. Sales to foreign customers for the three-month period ended June 30, 2024 and June 30, 2023 were $64,214 and $9,523, respectively.

Domestic sales for the six-month period ended June 30, 2024 and June 30, 2023 were $582,595 and $869,591, respectively. Sales to foreign customers for the six-month period ended June 30, 2024 and June 30, 2023 were $107,035 and $20,704, respectively.

For the three-month period ended June 30, 2024, sales to two customers represented more than 10% of total revenue, three customers represented more than 10% of total revenue for the same period in 2023.

	2024 Sales	2024 %age of Total Sales	2023 Sales	2023 %age of Total Sales
Customer A	$36,342	11%	$134,604	23%
Customer B	32,996	10%	76,993	13%
Customer C			56,861	10%

For the six-month period ended June 30, 2024, sales to two customers represented more than 10% of total revenue, two customers represented more than 10% of total revenue for the same period in 2023.

	2024 Sales	2024 %age of Total Sales	2023 Sales	2023 %age of Total Sales
Customer A	$73,534	11%	$204,694	23%
Customer B	72,717	11%	91,821	10%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the three-month period ended June 30, 2024. The following statements may be forward looking in nature and actual results may differ materially.

A.    RESULTS OF OPERATIONS

REVENUES: Total revenues from sales decreased to $333,569 for the three-month period ending June 30, 2024 as compared to $585,206 in the second quarter of 2023, reflecting a decrease of 22.5%. Management believes the decrease in sales revenues is due to the decrease in customer demand. Year to date total revenues from sales decreased to $689,630 in 2024 as compared to $890,295 in 2023, reflecting a decrease of 22.5%. Management believes the decrease in sales revenues is due to customer demand slowing to higher interest rates.

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

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the three- and six-month periods ended June 30, 2024 and 2023 are as follows:

	Three Months ended June 30, 2024	Three Months ended June 30, 2023	Six Months ended June 30, 2024	Six Months ended June 30, 2023
Domestic Sales	81%	98%	84%	98%
Export Sales	19%	2%	16%	2%

BACKLOG:

As of June 30, 2024, the Company had a sales order backlog of nil. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the second quarters of 2024 and 2023 were 46.7% and 45.9% of respective net sales. Cost of sales percentages for the six-month periods ended June 30, 2024 and 2023 were 45.9% and 45.8%, respectively. The cost of sales percentage increase for the six month period ended June 3, 2024 is the result of the product mix sold during the same period of 2023.

OPERATING EXPENSES:

The following is a delineation of operating expenses:

	Three Months Ended			Six Month Ended
	June 30, 2024	June 30, 2023	Increase (Decrease)	June 30, 2024	June 30, 2023	Increase (Decrease)
General and administrative	$62,670	$61,492	$1,178	$151,448	$146,257	$5,191
Research and development	35,080	28,021	7,059	64,027	56,684	7,343
Marketing and sales	156,462	173,368	(16,906)	325,127	321,595	3,532
Total operating expenses	$254,212	$262,881	$(8,669)	$540,602	$524,536	$16,066

General and administrative: For the second quarter of 2024, general and administrative expenses increased $1,178 to $62,670, due to increased wages when compared with the same quarter of 2023. For the six-month period ended June 30, 2024, general and administrative expenses increased by $5,191, to $151,448, due to increased payroll and increased services purchased. General and administrative expenses were 18.8% compared to 10.5% of sales revenue for the second quarter of 2024 and 22.0% compared to 16.4% of sales revenue for six-month period ended June 30, 2024.

Research and development: Research and development expenses increased $7,059 to $35,080 during the second quarter of 2024 due to increased prototype expenses when compared with the same quarter of 2023. For the six-month period, research and development expenses increased by $7,343 to $64,027, due to increased prototype expenses. Research and development expenses were 10.5% compared to 4.8% of sales revenue for the second quarter of 2024 and 9.3% compared to 6.4% of sales revenue for six-month period ended June 30, 2024.

Marketing and sales: During the second quarter of 2024, marketing and sales expenses decreased $16,906 to $156,462 when compared with the same period of 2023, due to decreased payroll, benefits expense, and travel. For the six-month period, marketing and sales expenses increased by $3,532 to $325,127, due to increased advertising. Marketing and sales expenses were 46.9% compared to 29.6% of sales revenue for the second quarter of 2024 and 47.1% compared to 36.1% of sales revenue for the six-month period ended June 30, 2024.

OTHER INCOME:

The Company earned $5,592 in interest income during the quarter ended June 30, 2024 and $11,062 for the six-month period. Sources of this income were money market accounts and certificates of deposit.

NET LOSS:

The Company had a net loss of $70,860 for the second quarter of 2024 compared to a net income of $58,870 for the same quarter of 2023. For the six-month period ended June 30, 2024, the Company recorded a net loss of $156,434 compared with a net loss of $33,254 for the same period of 2023. The increase in the net loss during 2024 is the result of decreased sales.

B.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at June 30, 2024 was 12.4 compared to 16.2 at December 31, 2023. The decrease in current ratio is due to the increase of accounts receivable, inventory, and accounts payable at June 30, 2024 as compared to December 31, 2023.

At June 30, 2024, the Company had cash and cash equivalents of $722,634 as compared to cash and cash equivalent of $886,252 at December 31, 2023.

Cash used from operating activities decreased by $38,639 for the six-month period ended June 30, 2024 when compared to the same period in 2023. Although the net loss increased when compared to last year there was an improvement in cash flow.. A decreased change to inventory of $89,208 and an increased change to accounts payable of $81,969, had a positive impact to cash flows.

In management's opinion, the Company's cash and cash equivalents and other working capital at June 30, 2024 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2024 and into the first half of 2025.

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

Item 1. Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2024.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.
By: /s/ Daniel M. Tolley
Date: July 23, 2024	Name: Daniel M. Tolley
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: July 23, 2024	Name: Michael W. Eller
Title: Vice President Administration
(Principal Accounting Officer)

