Form 10-Q
period 2024-09-30
ELECTRONIC SYSTEMS TECHNOLOGY INC
filed 2024-10-29
CIK 752294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 30, 2024, the number of the Company's shares of Common Stock par value $0.001, outstanding was 4,946,502.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$158,223	$486,252
Certificates of deposit	400,000	400,000
Accounts receivable, net	59,365	52,592
Inventories	785,755	722,457
Prepaid expenses	29,679	19,278
Accrued interest receivable	1,342	1,906
Total current assets	1,434,364	1,682,485

Property and equipment, net of depreciation	16,450	18,255

Right to use – Lease, net of amortization	—	30,298
Total assets	$1,450,814	$1,731,038

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$21,754	$37,355
Accrued wages and bonus	1,208	4,188
Accrued vacation pay	24,072	21,243
Lease liability, current	—	30,773
Other accrued liabilities	397	10,221
Total current liabilities	47,431	103,780

Total liabilities	47,431	103,780
Stockholders’ equity
Common stock, $0.001 par value 50,000,000 shares authorized 4,946,502 and 4,946,502 shares issued and outstanding, respectively	4,947	4,947
Additional paid-in capital	933,105	933,105
Retained earnings	465,331	689,206
Total stockholders' equity	1,403,383	1,627,258
Total liabilities and stockholders' equity	$1,450,814	$1,731,038

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

SALES - NET	$293,936	$342,721	$983,566	$1,233,016
COST OF SALES	(145,429)	(178,435)	(461,953)	(586,631)
GROSS PROFIT	148,507	164,286	521,613	646,385

Operating Expenses
General and administrative	59,881	55,829	211,328	202,086
Research and development	28,236	26,114	92,263	82,798
Marketing and sales	133,313	133,223	458,442	454,819
TOTAL OPERATING EXPENSE	221,430	215,166	762,033	739,703

OPERATING LOSS	(72,923)	(50,880)	(240,420)	(93,318)

OTHER INCOME
Interest income	5,482	8,375	16,545	17,559
TOTAL OTHER INCOME	5,482	8,375	16,545	17,559

NET LOSS BEFORE INCOME TAX	(67,441)	(42,505)	(223,875)	(75,759)
Benefit (provision) for income tax	—	—	—	—
NET LOSS	$(67,441)	$(42,505)	$(223,875)	$(75,759)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.05)	$(0.02)

Basic and diluted weighted average shares used in computing loss per share:	4,946,502	4,946,502	4,946,502	4,946,502

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(223,875)	$(75,759)

Noncash items included in net loss:
Depreciation and amortization	3,109	1,423
Stock based compensation	—	693
Changes in operating assets and liabilities:
Accounts receivable, net	(6,773)	45,216
Inventories	(63,298)	(84,399)
Accrued interest receivable	564	(1,466)
Prepaid expenses	(10,401)	10,191
Employee retention tax credit receivable	—	63,000
Accounts payable	(15,601)	(106,414)
Other accrued liabilities	(10,450)	(14,040)
NET CASH USED IN OPERATING ACTIVITIES	(326,725)	(161,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,304)	(19,769)
Certificates of deposit redeemed	1,000,000	1,001,699
Certificates of deposit purchased	(1,000,000)	(1,150,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,304)	(168,070)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(328,029)	(329,625)
Cash and cash equivalents at beginning of period	486,252	751,118
Cash and cash equivalents at end of period	$158,223	$421,493

See Notes to Condensed Financial Statements.

ELECTRONIC SYSTEMS TECHNOLOGY, INC. CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balances, January 1, 2023	4,946,502	$4,947	$932,412	$849,989	$1,787,348

Net income (loss)	—	—	—	(92,124)	(92,124)

Balance at March 31, 2023	4,946,502	4,947	932,412	757,865	1,695,224

Net income (loss)	—	—	—	58,870	58,870

Stock based compensation	—	—	693	—	693

Balance at June 30, 2023	4,946,502	4,947	933,105	816,735	1,754,787

Net income (loss)	—	—	—	(42,505)	(42,505)

Balance at September 30, 2023	4,946,502	$4,947	$933,105	$774,230	$1,712,282

Balances, January 1, 2024	4,946,502	$4,947	$933,105	$689,206	$1,627,258

Net income (loss)	—	—	—	(85,574)	(85,574)

Balance at March 31, 2024	4,946,502	4,947	933,105	603,632	1,541,684

Net income (loss)	—	—	—	(70,860)	(70,860)

Balance at June 30, 2024	4,946,502	4,947	933,105	532,772	1,470,824

Net income (loss)	—	—	—	(67,441)	(67,441)

Balance at September 30, 2024	4,946,502	$4,947	$933,105	$465,331	$1,403,383

See Notes to Condensed Financial Statements.

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed financial statements, including notes, of Electronic Systems Technology, Inc. (the "Company") are representations of the Company’s management, which is responsible for their integrity and objectivity. The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024 and its results of operations, cash flows, and changes in stockholders’ equity for the three and nine months ended September 30, 2024, and 2023. The balance sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. All amounts presented are in U.S. dollars. For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The results of operations for the three and nine-month periods ended September 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period. The Company estimates that for 2024 the anticipated effective annual federal income tax rate will be 0%.

New Accounting Pronouncements

Management does not believe that any recently issued but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods beginning January 1, 2025, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the effect the updated standard will have on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the effect the updated standard will have on our consolidated financial statements and disclosures.

NOTE 2 - INVENTORIES

Inventories are stated at lower of direct cost or net realizable value with cost determined using the FIFO (first in, first out) method. Inventories consist of the following:

	September 30, 2024	December 31, 2023
Parts	$102,834	$118,472
Work in progress	406,658	313,597
Finished goods	276,263	290,388
Total inventories	$785,755	$722,457

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share reflects potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into Common Stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At September 30, 2024 and 2023, the Company had 225,000 and 225,000 outstanding stock options, respectively, that could have a dilutive effect on future periods’ net income. The stock options were not included in the calculation of diluted earnings per share for either period as they were anti-dilutive.

NOTE 4 - STOCK OPTIONS

As of September 30, 2024, there were 225,000 options outstanding with a weighted average exercise price of $0.40 per share, a weighted average remaining life of 1.0 years and an intrinsic value of nil.

NOTE 5 – REVENUE

The Company’s product revenue includes industrial wireless products and accessories such as antennas, power supplies and cable assemblies. The Company also provides direct site support and engineering services to customers, such as repair and upgrade of its products. During the three-month periods ended September 30, 2024 and 2023, the Company’s revenue from products sales was $275,936 and $336,621, respectively. Revenue from site support and engineering services was $18,000 and $6,100 respectively, over the same periods.

During the nine-month periods ended September 30, 2024 and 2023, the Company’s revenue from products sales was $947,566 and $1,209,516, respectively. Revenue from site support and engineering services was $36,000 and $23,500 respectively, over the same periods.

The Company’s customers, to which trade credit terms are extended, consist of United States and local governments and foreign and domestic companies. Domestic sales for the three-month periods ended September 30, 2024 and 2023 were $247,572 and $338,948, respectively. Sales to foreign customers for the three-month periods ended September 30, 2024 and September 30, 2023 were $46,364 and $3,773, respectively.

Domestic sales for the nine-month periods ended September 30, 2024 and 2023 were $830,167 and $1,208,539, respectively. Sales to foreign customers for the nine-month periods ended September 30, 2024 and September 30, 2023 were $153,399 and $24,477, respectively.

For the three-month period ended September 30, 2024, sales to two customers represented more than 10% of total revenue. Three customers represented more than 10% of total revenue for the same period in 2023.

	2024 Sales	2024 %age of Total Sales	2023 Sales	2023 %age of Total Sales
Customer A	$40,771	14%	$64,698	19%
Customer B	39,518	13%	57,456	17%
Customer C	—	—%	33,119	10%

For the nine-month period ended September 30, 2024, sales to no one customer represented more than 10% of total revenue, one customer represented more than 10% of total revenue for the same period in 2023.

	2024 Sales	2024 %age of Total Sales	2023 Sales	2023 %age of Total Sales
Domestic customer A	$—	—%	$262,149	21%

As of September 30, 2024 and 2023, the Company had a sales order backlog of $5,109 and $124,125, respectively.

For the three and nine-month periods ended September 30, 2024 and 2023, lease expenses of $11,616 and $11,576 and $34,835 and $34,727, respectively, are included in the following expense classifications on the statement of operations:

	For the three-month period ended September 30,
	2024			2023
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$5,751	$4,526	$10,277	$5,751	$4,526	$10,277
Variable lease costs	749	590	1,339	727	572	1,299
Total lease costs	$6,500	$5,116	$11,616	$6,478	$5,098	$11,576

	For the nine-month period ended September 30,
	2024			2023
	Cost of sales	Operating expenses	Total	Cost of sales	Operating expenses	Total
Base rent pursuant to lease agreement	$17,252	$13,578	$30,830	$17,252	$13,578	$30,830
Variable lease costs	2,241	1,764	4,005	2,181	1,716	3,897
Total lease costs	$19,493	$15,342	$34,835	$19,433	$15,294	$34,727

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management's discussion and analysis is intended to be read in conjunction with the Company's unaudited financial statements and the integral notes thereto for the quarter ended September 30, 2024. The following statements may be forward looking in nature and actual results may differ materially.

A.       RESULTS OF OPERATIONS

REVENUES: Total revenues from sales decreased to $293,936 for the third quarter of 2024 as compared to $342,721 in the third quarter of 2023, reflecting a decrease of 14.2%. Management believes the decrease in sales revenues is due to the decrease in customer demand. Year to date total revenues from sales decreased to $983,566 in 2024 as compared to $1,233,016 in 2023, reflecting a decrease of 20.2%. Management believes the decrease in sales revenues is due to a decrease in customer demand and the increased cost associated with funding capital improvements.

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

A percentage breakdown of the Company’s market segments of Domestic and Foreign Export sales for the three- and nine-month periods ended September 30, 2024 and 2023 are as follows:

	Three Months ended September 30, 2024	Three Months ended September 30, 2023	Nine Months ended September 30, 2024	Nine Months ended September 30, 2023
Domestic Sales	84%	99%	84%	98%
Export Sales	16%	1%	16%	2%

BACKLOG:

As of September 30, 2024, the Company had a sales order backlog of $5,109. The Company’s customers generally place orders on an "as needed basis". Shipment for most of the Company’s products is generally made within 1 to 5 working days after receipt of customer orders, with the exception of ongoing, scheduled projects, and custom designed equipment.

COST OF SALES:

Cost of sales percentages for the third quarters of 2024 and 2023 were 49.5% and 52.1% of respective net sales. Cost of sales percentages for the nine-month periods ended September 30, 2024 and 2023 were 47.0% and 47.6%, respectively. The cost of sales percentage decrease for the nine-month period ended September 30, 2024 is the result of the product mix sold during the same period of 2023. The product mix varies from period to period based on customer needs.

OPERATING EXPENSES:

The following is a delineation of operating expenses:

	Three Months Ended			Nine Month Ended
	September 30, 2024	September 30, 2023	Increase (Decrease)	September 30, 2024	September 30, 2023	Increase (Decrease)
General and administrative	$59,881	$55,829	$4,052	$211,328	$202,086	$9,242
Research and development	28,236	26,114	2,122	92,263	82,798	9,465
Marketing and sales	133,313	133,223	90	458,442	454,819	3,623
Total operating expenses	$221,430	$215,166	$6,264	$762,033	$739,703	$22,330

General and administrative: For the third quarter of 2024, general and administrative expenses increased $4,052 to $59,881, due to increased professional services when compared with the same quarter of 2023. For the nine-month period ended September 30, 2024, general and administrative expenses increased by $9,242, to $211,328, due to increased payroll and increased professional services.

Research and development: Research and development expenses increased $2,122 to $28,236 during the third quarter of 2024 due to increased payroll when compared with the same quarter of 2023. For the nine-month period, research and development expenses increased by $9,465 to $92,263, due to increased payroll and prototype services purchased.

Marketing and sales: During the third quarter of 2024, marketing and sales expenses increased $90 to $133,313 when compared with the same period of 2023, due to increased travel expenses, which were partially offset by lower payroll and benefit expenses. For the nine-month period, marketing and sales expenses increased by $3,623 to $458,442, due to increased travel and marketing expenses which were partially offset by lower payroll and benefit expenses.

OTHER INCOME:

The Company earned $5,482 in interest income during the quarter ended September 30, 2024 and $16,545 for the nine-month period. Sources of this income were money market accounts and certificates of deposit.

NET LOSS:

The Company had a net loss of $67,441 for the third quarter of 2024 compared to net loss of $42,505 for the same quarter of 2023. For the nine-month period ended September 30, 2024, the Company recorded a net loss of $223,875 compared with a net loss of $75,759 for the same period of 2023. The increase in net loss during 2024 is the result of increased operating expenses and lower sales.

B.       FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Corporation's current asset to current liabilities ratio at September 30, 2024 was 30.2 compared to 16.2 at December 31, 2023. The increase in the current ratio is due to the decrease of accounts payable, short-term lease payable and increase in inventory at September 30, 2024 as compared to December 31, 2023.

At September 30, 2024, the Company had cash and cash equivalents including certificates of deposit of $558,223 as compared to cash and cash equivalent of $886,252 at December 31, 2023.

Cash used from operating activities increased by $165,170 for the nine-month period ended September 30, 2024 when compared to the same period in 2023. The increase is attributable to an increase in net loss for the period being $148,116 more than the same period in 2023. The decrease in the change in accounts receivable, accounts payable, and inventory balances accounted for a $164,903 of the cash used versus the same period in 2023.

In management's opinion, the Company's cash and cash equivalents and other working capital at September 30, 2024 is sufficient to satisfy requirements for operations, capital expenditures, and other expenditures as may arise during 2024 and into the first nine months of 2025.

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

Item 1. Controls and Procedures

An evaluation has been performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2024.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

ELECTRONIC SYSTEMS TECHNOLOGY, INC.

By: /s/ Daniel M. Tolley
Date: October 29, 2024	Name: Daniel M. Tolley
Title: President
(Principal Executive Officer)

By: /s/ Michael W. Eller
Date: October 29, 2024	Name: Michael W. Eller
Title: Vice President Administration
(Principal Accounting Officer)

